Form 10-Q
period 2000-09-30
POZEN INC /NC
filed 2000-11-14
CIK 1059790

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


                       Commission File Number 333-35930

                                  POZEN Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                         62-1657552
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                             6330 Quadrangle Drive
                                   Suite 240
                       Chapel Hill, North Carolina 27514
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (919) 490-0012


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [_] No


The number of outstanding shares of the registrant's common stock as of November 10, 2000 was 27,362,987.

                                  POZEN Inc.
                         (A Development Stage Company)
                                   FORM 10-Q

                 For the Nine Months Ended September 30, 2000

                                     INDEX

PART 1.           FINANCIAL INFORMATION..............................................................................  Page

Item 1.           Financial Statements (unaudited)

                  Balance Sheets as of September 30, 2000 and December 31, 1999......................................     3

                  Statements of Operations for the Three and Nine Months Ended
                  September 30, 2000 and 1999 and Period From
                  Inception (September 26, 1996) Through September 30, 2000..........................................     4

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999 and Period From
                  Inception (September 26, 1996) Through September 30, 2000..........................................     5

                  Notes to Financial Statements .....................................................................     6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................................     9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.........................................    12

PART 2.           OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................................    13

Item 2.           Changes in Securities and Use of Proceeds..........................................................    13

Item 4.           Submission of Matters to a Vote of Security Holders................................................    14

Item 6.           Exhibits and Reports on Form 8-K...................................................................    14

Signature Page    ...................................................................................................    15

Exhibit Index     ...................................................................................................    16

                        Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  POZEN Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                                                 September 30,              December 31,
                                                                                      2000                     1999
                                                                                  --------------           --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   18,966,253           $    4,171,086
  Prepaid expenses                                                                       684,350                   14,720
  Accrued interest receivable                                                              9,685                   19,297
  Other current assets                                                                     9,091                    9,553
                                                                                  --------------           --------------
   Total current assets                                                               19,669,379                4,214,656
Equipment, net of accumulated depreciation                                               134,215                  110,351
                                                                                  --------------           --------------
   Total assets                                                                   $   19,803,594           $    4,325,007
                                                                                  ==============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:                                                              $    2,821,647           $      359,370
 Accounts payable                                                                      3,628,466                2,000,927
 Accrued expenses                                                                 --------------           --------------
    Total current liabilities                                                          6,450,113                2,360,297

Redeemable convertible Series E preferred stock, $0.001 par value, 3,167,260 shares designated, 2,589,927 shares issued and outstanding at September 30,
 2000; aggregate liquidation preference of $17,999,993                                16,614,115                       --
Series E preferred stock warrants                                                        261,000                       --
Redeemable convertible Series F preferred stock, $0.001 par value, 3,167,260 shares designated, 1,597,285 shares issued and outstanding at
 September 30, 2000; aggregate liquidation preference of $11,101,130                  10,741,990                       --
Stockholders' equity (deficit):
  Series A preferred stock, $0.001 par value, 2,750,000 shares designated,
   2,105,931 shares issued and outstanding at December 31, 1999 and
  September 30, 2000                                                                       2,106                    2,106
  Series B preferred stock, $0.001 par value, 4,000,000 shares designated,
   1,139,377 shares issued and outstanding at December 31, 1999 and
   September 30, 2000                                                                      1,139                    1,139
  Series C preferred stock, $0.001 par value, 2,839,507 shares designated,
   563,004 shares issued and outstanding at December 31, 1999 and
   September 30, 2000                                                                        563                      563
  Series D preferred stock, $0.001 par value, 6,000,000 shares designated,
   2,593,750 issued and outstanding at December 31, 1999 and
   September 30, 2000                                                                      2,594                    2,594
  Common stock, $0.001 par value, 90,000,000 shares authorized, issued and outstanding  5,847,540 and 5,947,568 shares at December 31, 1999 and
   September 30, 2000, respectively                                                        5,948                    5,848
  Additional paid in capital                                                          34,653,364               28,742,154
  Preferred stock warrants                                                             1,341,000                1,341,000
  Deferred compensation                                                               (7,056,651)              (3,343,253)
  Deficit accumulated during the development stage                                   (43,213,687)             (24,787,441)
                                                                                  --------------           --------------
   Total stockholders' equity (deficit)                                              (14,263,624)               1,964,710
                                                                                  --------------           --------------
   Total liabilities and stockholders' equity (deficit)                           $   19,803,594           $    4,325,007
                                                                                  ==============           ==============

See accompanying Notes to Financial Statements.

                                  POZEN Inc.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                                                 Period from
                                                      Three Months                    Nine Months                 Inception
                                                          Ended                          Ended                 (September 26,
                                                      September 30,                  September 30,             1996) Through
                                                                                                               September 30,
                                               ------------------------------------------------------------------------------
                                                   2000          1999             2000           1999                2000
                                               ------------   -----------     ------------    -----------      --------------
Operating expenses:
 General and administrative                    $  1,238,735   $   681,284     $  3,288,752    $ 1,442,933      $    8,193,677
 Research and development                         7,550,640     2,527,138       14,847,661      5,674,693          34,996,760
                                               --------------------------     ---------------------------      --------------
Total operating expenses                          8,789,375     3,208,422       18,136,413      7,117,626          43,190,437
Interest income (expense), net                      235,237      (401,281)         540,049       (443,289)            806,631
                                               --------------------------     ---------------------------      --------------
Net loss                                         (8,554,138)   (3,609,703)     (17,596,364)    (7,560,915)        (42,383,806)

Deemed dividend to preferred stockholders        10,741,990            --       27,617,105             --          27,617,105
Preferred stock dividends                           439,307            --          829,882             --             829,882
                                               --------------------------     ---------------------------      --------------

Net loss attributable to common stockholders   $(19,735,435)  $(3,609,703)    $(46,043,351)   $(7,560,915)     $  (70,830,793)
                                               ==========================     ===========================      ==============

Basic and diluted net loss per common share    $      (3.35)  $     (0.62)    $      (7.87)   $     (1.29)
                                               ==========================     ===========================

Shares used in computing basic and diluted
 net loss per common share                        5,887,246     5,844,167        5,850,520      5,844,167
                                               ==========================     ===========================


Pro forma net loss per common shares - basic
 and diluted                                   $      (1.00)  $     (0.31)    $      (2.59)   $     (0.68)
                                               ==========================     ===========================

Pro forma weighted average common shares         19,737,305    11,552,118       17,790,301     11,171,796
 outstanding - basic and diluted
                                               ==========================     ===========================

See accompanying Notes to Financial Statements.

                                  POZEN Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                                                                              Period from Inception
                                                              Nine Months Ended               (September 26, 1996)
                                                                September 30,                 Through September 30,
                                                      ---------------------------------       -----------------------
                                                          2000                 1999                          2000
                                                      ------------          -----------                 -------------
Operating activities
Net loss                                              $(17,596,364)         $(7,560,915)                $ (42,383,806)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                             37,027               29,917                       145,560
   Amortization of deferred compensation                 2,173,074              430,508                     3,429,990
   Noncash financing charge                                     --              450,000                       450,000
 Changes in operating assets and liabilities:
   Prepaid expenses and accrued interest receivable       (660,018)               9,674                      (694,035)
   Other assets                                                462                   --                        (9,091)
   Accounts payable and accrued expenses                 3,259,934             (604,021)                    5,620,231
                                                      ---------------------------------        ----------------------
Net cash used in operating activities                  (12,785,885)          (7,244,837)                  (33,441,151)

Investment activities
Purchase of equipment                                      (60,891)             (30,840)                     (279,774)
                                                      ---------------------------------        ----------------------
Net cash used in investing activities                      (60,891)             (30,840)                     (279,774)
                                                      ---------------------------------        ----------------------

Financing activities
Proceeds from issuance of preferred stock               27,617,105            9,000,000                    48,651,850
Proceeds from issuance of common stock                      24,838                   --                        31,018
Proceeds from notes payable                                     --            3,000,000                     3,000,000
Proceeds from stockholders' receivables                         --                   --                     1,004,310
                                                      ---------------------------------        ----------------------
Net cash provided by financing activities               27,641,943           12,000,000                    52,687,178
                                                      ---------------------------------        ----------------------
Net increase in cash and cash equivalents               14,795,167            4,724,323                    18,966,253
Cash and cash equivalents at beginning of period         4,171,086            2,986,080                            --
                                                      ---------------------------------        ----------------------
Cash and cash equivalents at end of period            $ 18,966,253          $ 7,710,403                 $  18,966,253
                                                      =================================        ======================

Supplemental schedule of cash flow information
   Cash paid for interest                             $      5,164          $   136,140                 $     183,808
                                                      =================================        ======================

Supplemental schedule of non cash investing
   and financing activities
   Conversion of notes payable to preferred stock     $         --          $ 3,000,000                 $   3,000,000
                                                      =================================        ======================
   Preferred stock dividend                           $    829,882          $        --                 $     829,882
                                                      =================================        ======================

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Organization

POZEN Inc. (the "Company") is a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since its inception in 1996, the Company's business activities have primarily been associated with the development and acquisition of four pharmaceutical product candidates. The lead product candidate is MT 100, an orally delivered therapeutic in Phase III clinical trials for the treatment of migraine. To date, the Company has devoted substantially all its resources to the research and clinical development of MT 100 and MT 300, an injectable product candidate for severe migraine. Other migraine therapeutic product candidates include MT 500, a migraine prophylactic, and MT 400, an orally delivered co-active therapy.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Statements--The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-35930), which was declared effective by the SEC on October 10, 2000.

1.349-for-1 Stock Split--The accompanying financial statements have been adjusted retroactively to reflect a 1.349-for-1 stock split, which was effective on October 5, 2000.

Deemed Dividend to Preferred Stockholders--In accordance with EITF 98-5, the Company has recorded a deemed dividend to preferred stockholders which represents the excess of the fair market value of the underlying common stock and warrants issued to the series E and series F convertible preferred stockholders over the sales price of the securities, but with the charge limited to the net proceeds received from the series E and series F offerings, respectively.

Stock-based Compensation--The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation.

In connection with the grant of stock options to employees, the Company recorded deferred compensation of $5,882,195 in the nine months ended September 30, 2000 and $883,275 in the nine months ended September 30, 1999. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three years.

Recently Issued Accounting Standards--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements.

3.  Net Loss Per Share

Basic net loss per share is based on the weighted-average number of common shares outstanding. Potentially dilutive securities, consisting of convertible preferred stock, stock options and warrants, have been excluded from the historical diluted earnings per share computations as their effect is antidilutive.

In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share, as presented below and in the financial statements, has been computed for the three and nine months ended September 30, 2000 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock upon the completion of the Company's initial public offering (using the if- converted method) from the original date of issuance and the assumed payment in shares of common stock of the accumulated dividend on the series E and series F convertible preferred stock.

A reconciliation of pro forma basic and diluted net loss per common share is as follows:

                                                               Three Months                      Nine Months
                                                                   Ended                            Ended
                                                               September 30,                    September 30,
                                                     ------------------------------     ------------------------------
                                                         2000              1999            2000               1999
                                                     ------------       -----------     -----------        -----------
Net loss                                             $ (8,554,138)      $(3,609,703)    (17,596,364)       $(7,560,915)
Deemed dividend to preferred stockholders              10,741,990                --      27,617,105                 --
Preferred stock dividends                                 439,307                --         829,882                 --
                                                     ------------------------------     ------------------------------

Net loss attributable to common stockholders         $(19,735,435)      $(3,609,703)    (46,043,351)       $(7,560,915)
                                                     ==============================     ==============================

Shares used in computing basic and diluted
     net loss per common share                          5,887,246         5,844,167       5,850,520          5,844,167
                                                     ==============================     ==============================
Basic and diluted net loss per common share          $      (3.35)      $     (0.62)          (7.87)       $     (1.29)
                                                     ==============================     ==============================


Pro Forma:
Shares used above                                       5,887,246         5,844,167       5,850,520          5,844,167
Adjustment to reflect weighted-average effect
     of assumed conversion of preferred stock          13,850,059         5,707,951      11,939,781          5,327,629
                                                     ------------------------------     ------------------------------
Pro forma weighted average common shares
     Outstanding - basic and diluted                   19,737,305        11,552,118      17,790,301         11,171,796
                                                     ==============================     ==============================
Pro forma net loss per common share - basic
     and diluted                                     $      (1.00)      $     (0.31)          (2.59)       $     (0.68)
                                                     ==============================     ==============================

4.  Redeemable Preferred Stock and Deemed Dividend to Preferred Stockholders

In March 2000, the Company completed a private placement of series E convertible preferred stock resulting in net proceeds of $16,875,115 and in August 2000 the Company completed a private placement of series F convertible preferred stock resulting in net proceeds of $10,741,990.

In connection with these offerings, the Company recorded a non-cash charge of $16,875,115 during March 2000 and a non-cash charge of $10,741,990 during August 2000. Both non-cash charges are related to the beneficial conversion feature of the preferred stock the Company sold. Both the series E and series F convertible preferred stock were sold at $6.95 per share. In addition, the terms of conversion provided for a decrease in the conversion price from $6.95 to $5.73 if the Company did not complete its initial public offering by September 15, 2000. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of March 2000 and August 2000, respectively, and determined it to be $15.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The deemed dividend was limited to the net proceeds received from the series E and series F offerings. The Company recorded the deemed dividend at the dates of issuance by offsetting charges and credits to additional paid-in capital totaling $27,617,105, without any effect on total stockholders' equity.

5.  Subsequent Events

On October 16, 2000, the Company completed its initial public offering in which it sold five million shares of common stock at $15.00 per share. On November 9, 2000 the Company issued an additional 750,000 shares pursuant to the underwriters' exercise of the over-allotment option. The initial public offering resulted in gross proceeds of approximately $86,250,000, of which $6,038,000 was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1,500,000. The Company has invested the net proceeds of the initial public offering in highly liquid, interest bearing, investment grade securities. On October 16, 2000, all of the convertible preferred stock converted into shares of common stock. After the offering, the Company had authorized capital stock consisting of 90,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q and the financial statements (and notes thereto) appearing in our Registration Statement on Form S-1, as amended (File No. 333-35930), declared effective on October 10, 2000. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning our operations, economic performance and financial condition within the meaning of the federal securities laws. These statements may be found in this section and elsewhere in this report.

Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements, which are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, our failure to successfully commercialize MT 100 and our other products; unanticipated costs and delays in the development of MT 100 and our other products; our inability to enter into or maintain, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of our products; competitive factors; our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business; our inability to operate our business without infringing the patents and proprietary rights of others; general economic conditions; the failure of our products to gain market acceptance; our inability to obtain any additional required financing; technological changes; government regulation; changes in industry practice; and one-time events, including those discussed herein and in our Registration Statement filed on Form S-1 (File No. 333-35930) under "Business" or " Risk Factors." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since our inception in 1996, our business activities have primarily been associated with the development and acquisition of four pharmaceutical product candidates. Our lead product candidate is MT 100, an orally delivered therapeutic in Phase III clinical trials for the treatment of migraine. To date, we have devoted substantially all our resources to the research and clinical development of MT 100 and MT 300, our injectable product candidate for severe migraine. Our other migraine therapeutic product candidates include MT 500, a migraine prophylactic, and MT 400, which is designed to provide faster relief and a reduced relapse rate. Specifically, our business activities have included product candidate research and development; designing and funding clinical trials for our product candidates; regulatory and clinical activities; intellectual property prosecution and expansion; and business development including consideration of product acquisition or in-licensing.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock rather than through collaborative or partnership agreements. Therefore we have no research funding or collaboration payments payable to us nor have we received any payments which are refundable or subject to performance milestones.

Our results include non-cash compensation expense as a result of the issuance of stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations.

We have incurred significant losses since our inception and we have not generated any revenue. As of September 30, 2000, our accumulated deficit was $43,213,687. Our historical operating losses have resulted principally from our research and development activities, including Phase III and Phase II clinical trial activities for our product candidates MT 100 and MT 300, respectively, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our MT 100 clinical trials, apply for regulatory approval, continue development of our other migraine therapeutic product candidates, and acquire and develop product candidate portfolios in other therapeutic areas. Our results may vary depending on many factors, including the progress of MT 100 and MT 300 in the regulatory process; the acceleration of our other product candidates in the regulatory process; the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and acquisition or in-licensing of other therapeutic product candidates. Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

Net loss per share: Net loss for the quarter, excluding the one-time deemed dividend to preferred stockholders and preferred stock dividend, was $8,554,138, compared to a net loss of $3,609,703, for the same period in 1999. In the three months ended September 30, 2000, we recorded a deemed dividend to preferred stockholders of $10,741,990 which resulted from the sale of series F convertible preferred stock in August 2000 at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Also, in the three months ended September 30, 2000, we recorded an aggregate preferred stock dividend of $439,307 to be paid in shares or cash to series E and in shares to series F preferred stockholders upon the completion of our initial public offering. Net loss attributable to common stockholders for the three months ended September 30, 2000 was $19,735,435, or $3.35 per share, and for the three months ended September 30, 1999 was $3,609,703, or $0.62 per share. Pro forma net loss allocable to common shareholders, giving effect to the conversion of such stock that automatically converted to common stock upon the completion of our initial public offering and the assumed payment in shares of common stock of the accumulated dividend on the series E and series F convertible preferred stock, was $1.00 and $0.31 per common share for the three months ended September 30, 2000 and 1999, respectively.

Revenue: We generated no revenue during the three months ended September 30, 2000 and the three months ended September 30,1999.

Research and development: Research and development expenses increased 198.8% to $7,550,640 for the three months ended September 30, 2000 from $2,527,138 for the three months ended September 30, 1999. This net increase was due primarily to a $3,002,000 increase in the costs associated with our Phase III clinical trials for MT 100, our lead product candidate, along with a net increase of $1,653,000 in the pharmaceutical development and toxicology costs related to MT 100 and to our other products. Additional research and development personnel costs increased $368,000, of which $305,000 represented amortization of deferred stock compensation. Amortization of deferred compensation included in research and development expenses for the quarter was $446,000. Research and development expenses included the personnel costs related to our research activities and clinical trial preparations and monitoring expenses, and any regulatory matters.

General and administrative: General and administrative expenses increased 81.8% to $1,238,735 for the three months ended September 30, 2000 from $681,284 for the three months ended September 30, 1999. This increase of $557,000 resulted from increases of $485,000 in personnel and related benefits, of which $366,000 represented amortization of deferred stock compensation, and $72,000 in other costs related to the operational infrastructure. Amortization of deferred compensation included in general and administrative expenses for the quarter was $423,000. General and administrative expenses consisted primarily of the costs of administrative personnel and related facility costs along with legal, accounting and professional fees.

Interest income, net: Net interest income increased to $235,237 for the three months ended September 30, 2000 from a net interest expense of $401,281 for the three months ended September 30, 1999. Interest income increased $161,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 due to increased levels of cash and cash equivalents available for investing. During the three months ended September 30, 2000, there was nominal interest expense while interest expense was $476,000 for the three months ended September 30, 1999 and was related to a promissory note converted to preferred stock during the period.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

Net loss per share: Net loss for the nine months ended September 30, 2000, excluding a one-time deemed dividend to preferred stockholders and preferred stock dividend, was $17,596,364, compared to a net loss of $7,560,915, for the nine months ended September 30, 1999. In the nine months ended September 30, 2000 we recorded a deemed dividend to preferred stockholders of $27,617,105 which resulted from the sale of series E convertible preferred stock in March 2000 and series F convertible preferred stock in August 2000, each sale at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Also, in the nine months ended September 30, 2000, we recorded an aggregate preferred stock dividend of $829,882 to be paid in shares to series E and series F preferred stockholders upon our initial public offering. Net loss allocable to common stockholders for the nine months ended September 30, 2000 was $46,043,351, or $7.87 per share, and for the nine months ended September 30, 1999 was $7,560,915, or $1.29 per share. Pro forma net loss allocable to common shareholders, giving effect to the conversion of such stock that automatically converted to common stock upon the completion of our initial public offering and the assumed payment in shares of common stock of the accumulated dividend on the series E and series F convertible preferred stock, was $2.59 and $0.68 per common share for the nine months ended September 30, 2000 and 1999, respectively.

Revenue: We generated no revenue during the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

Research and development: Research and development expenses increased 161.6% to $14,847,661 for the nine months ended September 30, 2000 from $5,674,693 for the nine months ended September 30, 1999. This increase was primarily due to the $6,942,000 increase in costs related to toxicology studies and clinical trial costs associated with our Phase III clinical trials of MT 100, a net increase of $1,031,000 in the pharmaceutical development and toxicology costs related to our other products, and $1,200,000 in research and development personnel and benefits cost, of which $805,000 represented amortization of deferred stock compensation. Amortization of deferred compensation included in research and development expenses for the nine month period was $1,114,000.

General and administrative: General and administrative expenses increased 127.9% to $3,288,752 for the nine months ended September 30, 2000 from $1,442,933 for the nine months ended September 30, 1999. This increase of $1,846,000 resulted primarily from increases of $1,245,000 in personnel and related benefits, of which $938,000 represented amortization of deferred stock compensation, $147,000 in professional fees, $170,000 in contracted consulting fees and $284,000 in other costs related to the expanded operational infrastructure. Amortization of deferred compensation included in general and administrative expenses for the nine month period was $1,059,000.

Interest income, net: Net interest income increased to $540,049 for the nine months ended September 30, 2000 from a net interest expense of $443,289 for the nine months ended September 30, 1999. Interest income increased $397,000 to $540,000 for the nine months ended September 30, 2000 from $143,000 for the nine months ended September 30, 1999 due to increased levels of cash and cash equivalents available for investing. During the nine months ended September 30, 2000, there was nominal interest expense while interest expense was $586,000 for the nine months ended September 30, 1999 and was related to a promissory note converted to preferred stock during the period.

Income Taxes

As of September 30, 2000, we had federal and state net operating loss carryforwards of approximately $37,000,000 and research and development credit carryforwards of approximately $1,050,000. These federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. State net operating loss carryforwards begin to expire in 2001. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock, resulting in aggregate net proceeds to us of $49,656,160. As of September 30, 2000, cash and cash equivalents were $18,966,253. The majority of the proceeds raised since inception have funded our operating activities.

Financing activities provided cash in an aggregate amount of approximately $53,000,000 since inception. These amounts represent the net proceeds we received from the sale of preferred and common stock and proceeds from notes payable. In March 2000, we closed a private placement of preferred stock that raised net proceeds of $16,875,115 after commissions and expenses. In addition, in August 2000 we closed a private placement of preferred stock that raised net proceeds of $10,741,990 after commissions and expenses. An aggregate deemed dividend to preferred stockholders of $27,617,105 was recognized with respect to these financings.

Net cash used in investing activities included primarily additions of equipment. Since inception through September 30, 2000, approximately $280,000 was spent on equipment.

At September 30, 2000, cash and cash equivalents totaled $18,966,253, an increase of $14,795,167 as compared to December 31, 1999. The increase in cash and cash equivalents resulted primarily from our financing activities, offset by the cash used in operating activities. Cash used by operations of $12,785,885 during the nine months ended September 30, 2000 represented a net loss of $17,596,364 offset by non-cash charges of $2,210,101, a net increase in prepaid and other assets of $659,556 and an increase in accounts payable and accrued liabilities of $3,259,934. The increase in accounts payable and accrued liabilities was primarily due to the increased spending on our clinical activities. Cash used in investing activities of $60,891 during the nine months ended September 30, 2000 reflected the purchase of equipment. Cash provided by financing activities during the nine months ended September 30,

2000, which totaled $27,641,943, was generated primarily by the net aggregate proceeds of $27,617,105 from the sales of the series E and series F convertible preferred stock in March and August 2000, respectively.

On October 16, 2000, the Company completed its initial public offering in which it sold five million shares of common stock at $15.00 per share. On November 9, 2000 the Company issued an additional 750,000 shares pursuant to the underwriters' exercise of the over-allotment option. The initial public offering resulted in gross proceeds of approximately $86,250,000, of which $6,038,000 was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1,500,000.

Factors That May Affect Our Results

Our business is subject to certain risks and uncertainties. These risks and uncertainties are described at the beginning of this section and in the "Risk Factors" and "Business" sections of the Company's Registration Statement on Form S-1, as amended (File No. 333-35930), which was declared effective by the SEC on October 10, 2000. These Risk Factors are incorporated by reference in this report. If any of these risks eventuate, our business, financial condition, cash flows and results of operations could be materially adversely affected.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is primarily in our investment portfolio. We have invested the proceeds of our initial public offering in short-term, interest-bearing, investment grade securities. We do not use derivative financial instruments for speculative or trading purposes.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 6, 2000, an action was filed against us by Punk Ziegel & Company arising out of our engagement of Punk Ziegel in early 1999 to assist us with the sale of convertible preferred stock in a private placement offering. Punk Ziegel alleges in the action that POZEN owes it certain fees and expenses in connection with our termination of their engagement, and transaction consideration, including warrants, in connection with our issuance and sale of preferred stock in the twelve-month period following our termination of such engagement. We are currently investigating this matter but believe that this is not a material proceeding.

Item 2.  Changes in Securities and Use of Proceeds

(a) In conjunction with our initial public offering, declared effective on October 10, 2000, our Board of Directors and stockholders amended our Certificate of Incorporation, as of October 16, 2000, increasing the authorized capital stock to 90,000,000 shares of common stock and reducing the number of authorized shares of preferred stock to 10,000,000, each with a par value of $0.001. Upon the closing of the offering, all of our outstanding shares of convertible preferred stock were converted into shares of common stock.

(b) None.

(c) Recent Sales of Unregistered Securities.

On March 24, 2000, we completed a private placement of 2,589,927 shares of series E convertible preferred stock and received cash of $16,875,115, net of offering costs. The terms of the series E provided for similar conversion and voting rights and liquidation preference as those provided to the holders of series A, series B, series C, and series D. The series E holders were entitled to receive cumulative dividends at an annual rate of 8% of the original purchase price payable in cash or shares of series E at the option of the holder. In addition, the terms of conversion provided for a decrease in the conversion price from $6.95 to $5.73 if we were unable to complete by September 15, 2000 a qualified public offering or to effect a merger or acquisition through which the holders of the series E would be entitled to receive $10.43 or more for each of their shares of preferred stock. We recorded a non-cash preferred stock charge at the date of issuance of the series E by offsetting charges and credits to additional paid-in capital of $16,875,115, without any effect on total stockholders' equity. The amount of the non-cash charge was limited to the net proceeds received from the series E offering.

In conjunction with the issuance of the series E, we issued warrants to purchase 23,217 shares of series E at an initial exercise price of $6.95 per share to certain key advisors for their services related to financing activities. These warrants have since been modified to provide for an additional per share payment upon exercise, equal to the difference between the exercise price otherwise applicable and the initial public offering price per share of common stock. For these series E issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 28, 2000, we completed a private placement of 1,597,285 shares of series F convertible preferred stock and received cash of $10,741,990, net of offering costs. The terms of the series F were substantially similar to those of the series E. We recorded a non-cash preferred stock charge at the date of issuance by offsetting charges and credits to additional paid-in capital of $10,741,990, without any effect on total stockholders' equity. The amount of the non-cash charge was limited to the net proceeds received from the series E offering. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder.

During the nine months ended September 30, 2000, we issued and sold 100,028 shares of our common stock to employees and consultants upon exercise of stock options held by them for exercise prices ranging from $0.19 to $0.44. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

The recipients of the above-mentioned securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

In conjunction with our initial public offering, all of our outstanding shares of preferred stock, including the series E and F and dividends payable in shares of preferred stock, were converted into shares of common stock.

(d) Use of Proceeds

The effective date of our Registration Statement on Form S-1 (File No. 333-35930) relating to our initial public offering was October 10, 2000. We sold a total of 5,750,000 shares of our common stock, including shares sold upon exercise of the underwriters' over-allotment options, at a price of $15.00 per share to an underwriting syndicate led by U.S. Bancorp Piper Jaffray, Prudential Vector Healthcare and Pacific Growth Equities, Inc. The initial public offering resulted in gross proceeds of approximately $86,250,000, of which $6,038,000 was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1,500,000. All of the net proceeds have been invested in short-term, interest-bearing, investment grade securities pending our use for the purposes specified in our Registration Statement, including the following: approximately 65% for the development, approval and commercialization of our product candidates; approximately 25% to acquire products that are complementary to ours; and approximately 10% for general corporate and working capital purposes.

The amounts and timing of our actual expenditures for each purpose may vary significantly depending upon numerous factors, including the size, scope and progress of our product candidate development efforts; regulatory approvals; competition; marketing and sales activities; the market acceptance of any products introduced by us; future revenue growth, if any; and the amount of cash, if any, we generate from operations.


Item 4.  Submission of Matters to Vote of Security Holders

Effective as of October 5, 2000, our stockholders acted by written consent pursuant to Section 228 of the Delaware General Corporation Law to approve an amendment to our Amended and Restated Certificate of Incorporation, providing for a 1.349-for-1 stock split with respect to each issued and outstanding share of common stock. 9,103,522 votes were cast by written consent in favor of the proposed amendment and there were no votes against or abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

No.  Description of Exhibit
---  ----------------------

3.1  Amended and Restated Certificate of Incorporation of the Registrant.*
3.2  Amended and Restated Bylaws of the Registrant.*
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
10.1 Sublease Agreement between Quintiles, Inc. and the Registrant, dated April 7, 1997.*
10.2 Stock Option Plan of the Registrant.*
10.3 First Amendment to Stock Option Plan dated February 14, 1997.*
10.4 Executive Employment Agreement with John R. Plachetka dated April 1, 1999.*
10.5 License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd.*
10.6 Investor Rights Agreement dated July 28, 1999 between the Registrant and the holders of the Series D Preferred Stock.*
10.7 Investor Rights Agreement dated March 24, 2000 between the Registrant and the holders of the Series E Preferred Stock.*
21.1 List of Subsidiaries.*
27.1 Financial Data Schedule.**
99   Risk Factors **

     *Incorporated by reference to Registration Statement on Form S-1, No. 333-35930.
     **Filed herewith.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chapel Hill, North Carolina, on November 14, 2000.

                                             POZEN Inc.
                                             ----------
                                             (Registrant)


     November 14, 2000                  By: /s/ JOHN R. PLACHETKA
                                        ---------------------------

                                        John R. Plachetka
                                        President and Chief
                                        Executive Officer


     November 14, 2000                  /s/ MATTHEW E. CZAJKOWSKI
                                        --------------------------

                                        Matthew E. Czajkowski
                                        Chief Financial Officer (Principle
                                        Financial Officer)


     November 14, 2000                  /s/ JOHN E. BARNHARDT
                                        -----------------------

                                        John E. Barnhardt
                                        Vice President, Finance and
                                        Administration (Principle
                                        Accounting Officer)