Form 10-K
period 2000-12-31
POZEN INC /NC
filed 2001-03-21
CIK 1059790

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    For The Fiscal Year Ended December 31, 2000

                        Commission file number 000-31719

                               ----------------

                                 POZEN(R) Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                               62-1657552
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

                        6330 Quadrangle Drive, Suite 240
                             Chapel Hill, NC 27514
          (Address of principal executive offices, including zip code)

                                 (919) 490-0012
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

         Title of each Class               Name of each Exchange on which
            Common Stock                             registered
                                             The Nasdaq National Market

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of POZEN Inc. common stock held by nonaffiliates of POZEN Inc. on March 7, 2001 was approximately $229,533,750. As of March 7, 2001, there were outstanding 27,872,276 shares of common stock.

   Documents Incorporated By Reference: Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

           Forward-Looking Information..................................     1

 PART I    BUSINESS

  Item 1.  Business.....................................................     1

  Item 2.  Properties...................................................    16

  Item 3.  Legal Proceedings............................................    17

  Item 4.  Submission of Matters to a Vote of Security Holders..........    17

 PART II   SECURITIES AND FINANCIAL INFORMATION

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    17

  Item 6.  Selected Financial Data......................................    18

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of  Operation....................................    18

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...    30

  Item 8.  Financial Statements and Supplementary Data..................    30

  Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial  Disclosure....................................    30

 PART III  MANAGEMENT AND SECURITY HOLDERS

  Item 10. Directors and Executive Officers of the Registrant...........    30

  Item 11. Executive Compensation.......................................    30

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    30

  Item 13. Certain Relationships and Related Transactions...............    31

 PART IV   ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    31

           Signatures...................................................    33

           Index to Financial Statements and Financial Statement
           Schedules....................................................   F-2

Forward-Looking Information

   This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, our failure to successfully commercialize MT 100 and our other products; additional costs and delays in the development of MT 100 and our other products; our inability to enter into or maintain, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of our products; competitive factors; our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business; our inability to operate our business without infringing the patents and proprietary rights of others; general economic conditions; the failure of our products to gain market acceptance; our inability to obtain any additional required financing; technological changes; government regulation; changes in industry practice; and one-time events. These risks and uncertainties are discussed below in the section entitled "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                     PART I

Item 1. Business

Overview

   We are a commercially focused pharmaceutical development company committed to building a portfolio of products in targeted therapeutic areas through a combination of innovation and in-licensing. Our initial therapeutic focus is on the migraine market. We have completed all five of our planned Phase 3 clinical trials for our lead product candidate, MT 100, which we are developing as an oral first-line therapy for the treatment of migraine. We intend to initiate a Phase 3 trial during the second half of 2001 for MT 300, which we are developing as an injectable treatment for severe migraine attacks. Our migraine portfolio also contains a migraine prophylactic agent, MT 500, set to enter a Phase 2 clinical trial in the second half of 2001, and one additional product candidate for the treatment of acute migraine, MT 400, for which we recently completed a Phase 2 clinical trial.

   We intend to leverage our pharmaceutical product development expertise by acquiring or in-licensing and developing commercially attractive products in several areas outside of migraine. In addition, we plan to enter into collaborations with established pharmaceutical companies to commercialize and manufacture our product candidates.

Business Strategy

   Our goal is to become a leading pharmaceutical development company. The principal elements of our strategy are to:

Develop and commercialize our portfolio of migraine product candidates

   A substantial portion of our efforts over the next few years will be devoted to the further development, approval and commercialization of our portfolio of migraine product candidates. We intend to conduct clinical trials with our four migraine product candidates in order to obtain marketing approvals that will allow us to provide therapeutic alternatives for different types of migraine patients. We intend to form collaborations with established pharmaceutical companies for the worldwide commercialization of our migraine product candidates.

Build a product pipeline through innovation, in-licensing and acquisition

   We intend to build our product pipeline through innovation, in-licensing and acquisition of select proprietary product candidates. We will focus primarily on therapeutic areas with significant commercial potential in which members of our management team have development expertise. These areas of expertise include gastrointestinal disease, respiratory disease, infectious disease and oncology. We plan to develop novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations. We plan to identify and pursue product candidates generally with the following attributes:

  .  significant commercial potential;

  .  sound scientific basis;

  .  established preclinical safety and efficacy data at a minimum;

  . readily measurable clinical endpoints previously accepted by the Food and Drug Administration ("FDA");

  .  clinical development timelines generally under four years; and

  .  cost-effective development programs.

   We believe that pursuing product candidates with these attributes will enable us to develop commercially viable product candidates with lower development and financial risk than the traditional method of discovering, developing and commercializing pharmaceutical drugs.

   One of the strategies we will use to gain access to product candidates is to employ our license back option model. We believe that this model differs from a traditional in-licensing arrangement in that it affords us improved access to commercially attractive compounds, by providing the licensor with an option to license back the product candidate at various stages of development and on set terms and conditions. We used this model to in-license our MT 500 product candidate from F. Hoffman-La Roche, Ltd. and Syntex (collectively, "Roche").

Form collaborations for the commercialization of our product candidates

   We plan to establish collaborative relationships with pharmaceutical companies for the commercialization of our existing and future product candidates. In general, we intend to license our product candidates to pharmaceutical companies for commercialization once we have established substantial evidence of safety and efficacy, at which point we believe that we can obtain favorable economic terms. In addition, under our license back option model, if the licensor chooses not to license back the rights to the product candidate, we may pursue a collaboration with another third party for commercialization of the product or commercialize the product ourselves.

Leverage development efforts through strategic outsourcing

   While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and commercialize our product candidates in a cost-effective manner. We have contracted and plan to contract with third parties for product candidate testing, development and manufacturing.

Products Under Development

   All of our migraine product candidates are being developed for the acute, or episodic, treatment of migraine, except for MT 500, which is being developed as a migraine prophylactic. If approved for commercial sale, all of the products in our migraine portfolio will be sold by prescription. The following chart sets forth information regarding our ongoing and currently planned clinical studies and some of our completed clinical studies, including those completed in clinic:

 Product Candidate       Indication          Trial Description           Status
 -----------------       ----------          -----------------           ------
 MT 100              Migraine            MT 100 vs. components      Phase 3 complete
  Oral tablet        First-line therapy  Multiple dosing regimen    Phase 3 complete
                                         study
                                         vs. placebo

                                         Long-term safety study     Phase 3 complete

                                         Pilot study--              Phase 3 complete
                                         MT 100 vs. Imitrex and
                                         placebo

                                         MT 100 vs. components      Phase 3 complete

                                         Pharmacokinetic trials     Phase 1 complete




 MT 300              Migraine            Dose response study--      Phase 2 complete
  Injection          Severe attacks      MT 300 vs. placebo

                                         MT 300 vs. placebo         Phase 3 planned

                                         MT 300 vs. placebo         Phase 3 planned

                                         Pharmacokinetic trials     Phase 1 complete




 MT 500              Migraine            Single and repeat dose     Phase 1 complete
  Oral tablet        Prophylaxis         tolerance study

                                         Extended tolerance study   Phase 1 planned

                                         MT 500 vs. placebo         Phase 2 planned




 MT 400              Migraine            Pilot study--              Phase 2 complete
  Oral tablet        First-line therapy  MT 400 vs. component

                                         MT 400 vs. component and
                                         placebo                    Phase 2 complete

Migraine Market

   Migraine is characterized by recurring attacks of headache, often associated with visual, auditory or gastrointestinal disturbances. While the precise mechanism of migraine is unknown, researchers believe migraine attacks are caused by acute inflammation surrounding selected blood vessels in the head. The average migraine sufferer experiences the first attack during the early teen years, and the attacks generally continue throughout adulthood. We estimate that global sales of prescription pharmaceuticals for the treatment of migraine will exceed $2 billion in 2001.

   Not all migraine attacks are of the same severity. Consequently, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Many patients use a personal, individually developed, step-care approach to treat their attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including narcotics, analgesic/narcotic drug combinations and triptans.

   Currently, we are aware of no narcotics approved specifically for the treatment of migraine. However, narcotics are prescribed outside their approved indications to treat severe migraine attacks because of their ability to mask migraine headache pain. The use of narcotics for the treatment of migraine has been limited because they do not address the non-pain symptoms of migraine such as nausea and vomiting and can cause side effects such as drowsiness, dizziness and constipation, and because of their potential to cause addiction. In addition, analgesics such as acetaminophen and aspirin are generally used to treat only mild migraine attacks, and, similarly to narcotics, do not address the non-pain symptoms of migraines such as nausea and vomiting.

   Triptans are the family of drugs most commonly prescribed for the treatment of migraine attacks. Triptans have demonstrated the ability to treat migraines by constricting blood vessels in the brain. Although triptans can be effective in treating migraine symptoms, they are often associated with significant side effects and other disadvantages that include:

  . the occurrence of cardiovascular related events, including chest pain/discomfort, throat discomfort and warm/cold sensations;

  .  the potential for serious cardiovascular events, including death;

  . difficulty in producing sustained pain relief with a single dose in a majority of patients;

  .  the occurrence of nausea and dizziness during treatment; and

  . the need for cardiovascular evaluations from physicians before initially prescribing triptans to patients with cardiovascular disease risk factors.

   Despite these shortcomings, in 2000, according to IMS Health's Retail and Provider Perspective ("IMS"), total triptan sales in the U.S. were approximately $1.3 billion. Imitrex(R), marketed by Glaxo Wellcome, is the dominant triptan product, with, according to IMS, total U.S. sales of approximately $878 million in 2000. There are currently three triptan formulations commercially available: oral, intranasal and injectable. Oral triptans are often prescribed as a first-line treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or for patients who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

   Because of the problems associated with triptans, narcotics and analgesics, we believe that an opportunity exists in all migraine therapeutic segments for products designed to deliver an improved onset and duration of relief with reduced side effects, especially those related to cardiovascular events.

MT 100

   MT 100 is being developed as an oral first-line therapy for the treatment of migraine pain and associated symptoms. Oral therapies are currently the most prevalent form of migraine therapy. According to IMS, existing oral therapies accounted for approximately $1.0 billion in sales in the U.S. in 2000, of which Imitrex's oral dosage form accounted for approximately $626 million.

   MT 100 is a proprietary formulation that combines metoclopramide hydrochloride, a commercially available agent that relieves nausea and enhances gastric emptying, and naproxen sodium, a commercially available anti-inflammatory and analgesic agent. MT 100 is designed to release a set amount of metoclopramide hydrochloride initially, followed by a set amount of naproxen sodium. The initial release of metoclopramide is intended to accelerate the absorption of naproxen and to reduce nausea, which can be associated with migraines. Results from our pharmacokinetic study in normal volunteers indicated that peak naproxen blood levels were approximately 15% higher and were achieved approximately 30 minutes faster following administration of MT 100 than with naproxen sodium alone. Based on this study, we believe that MT 100 will enhance the speed, effectiveness and duration of migraine symptom relief provided by each component alone, with fewer adverse side effects than other migraine therapies.

 MT 100 Clinical Trials

   Generally, we must demonstrate the efficacy and safety of our product candidates, including MT 100, before seeking marketing approval from the FDA. To demonstrate efficacy of a combination product candidate like MT 100, which combines two previously approved component products, we must demonstrate in clinical trials that it is both superior to each of its individual components, and more effective in treating all symptoms of migraine when compared to a placebo. Generally, the FDA requires two successful clinical trials to demonstrate that the product candidate meets each of these standards for approval.

   We have completed two Phase 2 clinical trials and five Phase 3 clinical trials for MT 100. To date, more than 6,000 patients or volunteers have participated in Phase 2 and Phase 3 clinical trials with MT 100, more than 2,500 of whom have received some form of MT 100. Although we have completed all of the clinical trials that we planned to conduct prior to submitting a new drug application ("NDA"), we may choose to conduct market support studies in the future.

   In August 1998, we completed a randomized, double-blind, placebo controlled, Phase 2 clinical trial designed to evaluate different dose combinations of metoclopramide hydrochloride and naproxen sodium in the treatment of migraine. A randomized, double-blind, placebo controlled trial is one in which the treatment or placebo is randomly assigned (randomized), neither the investigator nor the patient is aware of whether the treatment or placebo is being administered (double-blind), and is a comparison of the efficacy of the drug candidate to placebo (placebo controlled). The trial involved 514 patients at 34 medical centers in the United States. Patients treated in this study remained in the physician's office for two hours after dosing and then were discharged to record any change in symptoms for the remainder of the 24-hour study period. The results of the study indicated that the optimal dose of MT 100 would include 16mg of metoclopramide hydrochloride and 500mg of naproxen sodium. While the study was not designed to demonstrate differences between the MT 100 combination and its components, preliminary evidence suggested that MT 100 might represent an improvement over its components on a sustained response basis.

   Sustained response is a clinical measure used to evaluate both speed of onset and duration of migraine pain relief provided by the drug being studied. Sustained response is defined as:

  . the reduction of moderate or severe pain at baseline to mild or no pain without the use of rescue medication at two hours; and

  . no return to either moderate or severe pain, or the use of rescue medication, over the next 22 hours.

   In September 1998, we completed a second Phase 2 clinical trial involving two different doses of MT 100. The 181 patient trial was conducted at 19 medical centers in Germany and was similar in design to the Phase 2 clinical trial conducted in the United States. While the study was not designed to distinguish efficacy differences between doses, a dose-response relationship was observed both on measures of acute relief and sustained response.

   In December 1999, we completed a 1,064 patient Phase 3 clinical trial. This clinical trial was conducted at 37 medical centers in the United States and was designed to compare the safety and efficacy of MT 100 with its individual components, naproxen sodium and metoclopramide hydrochloride, for the treatment of migraine. In contrast to the design of our Phase 2 clinical trials in which patients were treated at the physician's office, eligible patients in this Phase 3 component clinical trial were provided a sealed packet of study medication and a diary card. At the time of their next migraine attack, patients called their physician and were instructed to take the study medication if their headache pain was moderate or severe, and to record migraine symptoms for 24 hours after ingesting the medication.

   The primary efficacy endpoint for this Phase 3 clinical trial comparing the combination with the components was sustained response. The primary endpoint is the outcome against which the success of the product candidate in a particular trial is evaluated. Using the statistical analysis methodology specified in the trial protocol, MT 100 showed statistically significant superiority over only one of its two components. However, MT 100 showed statistically significant superiority over both components when the results of this trial were analyzed using a statistical test that was a refinement of the statistical analysis methodology originally specified in the protocol.

   The refined statistical analysis of this trial indicated that the percentage of patients that achieved the primary endpoint of sustained response using MT 100 was a statistically significant 19% greater than the percentage of patients who achieved sustained response using naproxen sodium, and a statistically significant 81% greater than the percentage of those using metoclopramide hydrochloride. There was no statistically significant difference in the occurrence of adverse events for MT 100 relative to naproxen sodium or metoclopramide hydrochloride. No single adverse event from MT 100 occurred in more than 2.4% of the patient population. Adverse events included drowsiness, diarrhea, abdominal pain, dizziness, infection and nervousness.

   Based on our discussions with the FDA, we designed our second Phase 3 clinical trial comparing MT 100 to its components using the same refined statistical analysis that we used in our initial Phase 3 component clinical trial. The results of the second trial comparing MT 100 with its components confirmed the results of the first trial. The sustained response rate for MT 100 was statistically significantly greater than for either naproxen sodium or metoclopramide hydrochloride. No single adverse event from MT 100 occurred in more than 7.0% of the patient population. Adverse events included drowsiness, diarrhea, abdominal pain, dizziness, infection and nervousness.

   We believe that we have now successfully completed the two Phase 3 clinical trials generally required by the FDA to demonstrate that a product candidate, such as MT 100, is superior to each of its individual components.

   In addition to showing a statistically significant increase in patients achieving sustained response in all of our trials, we are required to demonstrate in our Phase 3 placebo controlled trials that MT 100 is superior to placebo for the relief of the other symptoms of migraine to obtain FDA approval for the entire label that we intend to seek in migraine. These other symptoms are nausea, sensitivity to light and sensitivity to sound. MT 100 showed statistically significant superiority to placebo with respect to the relief of each of these other symptoms in both our Phase 3 multiple dosing trial and our Phase 3 comparison with Imitrex discussed below.

   In October 1999, we initiated and have now completed a Phase 3 open label, long-term safety trial for MT 100. In an open label, long-term safety trial, only one treatment is administered (open label) and the trial continues until at least 300 patients have been treated for at least six months and 100 patients have been treated for at least 12 months (long-term). Migraine patients in this trial received a supply of MT 100 for use in the treatment of any migraine attack that occurred. Adverse events were recorded by each patient. Patients were evaluated every three months and some were treated for up to 12 months. Over 1,000 patients were recruited into this trial, with over 500 completing six months of treatment and 200 having completed one year of treatment. We expect to complete the analysis of this trial during the second quarter of 2001.

   In addition, we have completed a Phase 3 multiple dosing trial in which patients with migraine randomly received either placebo or a single tablet of MT 100. This 426 patient trial was conducted at 15 clinical centers in the United States. Those patients who continued to have moderate or severe headache pain at two hours randomly received a second tablet of either a placebo or MT
100. MT 100 showed statistically significant superiority to placebo in the trial's primary endpoint of two-hour sustained response rate. Furthermore, within two hours after the initial dosing, MT 100 showed statistically significant superiority to placebo in the trial's secondary endpoints of reducing pain, relief of nausea, sensitivity to light and sensitivity to sound. A second dose of MT 100 administered at two hours to non-responders was no more effective than placebo. No single adverse event occurred from MT 100 in more than 7.0% of the patient population. Adverse events included drowsiness, diarrhea, abdominal pain, dizziness, infection and nervousness.

   We recently conducted a 546 patient, double-blind, Phase 3 pilot study comparing four treatments: placebo, MT 100 one tablet, MT 100 two tablets, and Imitrex 50mg. Results from this study indicate that all active treatments were statistically superior to placebo for pain relief at 2 hours and that there were no statistically significant differences between active treatments. Only the MT 100 one tablet and MT 100 two tablet groups showed statistically significant superiority over placebo for all of the secondary endpoints of relief of nausea, sensitivity to light and sensitivity to sound. In addition, only the MT 100 one tablet and MT 100 two tablet groups showed statistically significant superiority over placebo with respect to the efficacy parameter of sustained response, i.e., pain relief at two hours that is maintained throughout the next 22 hours. All treatments were generally well tolerated with no serious adverse events reported. Only in the MT 100 two tablet and Imitrex treatment groups did the incidence of adverse events occur with a frequency that exceeded the placebo rate by more than 2%. The most common adverse event for the MT 100 two tablet group was drowsiness and for the Imitrex group was pain and tightness in the chest or throat.

   Generally, genotoxicity and carcinogenicity testing is required prior to the approval of most new products. Carcinogenicity studies, which are conducted with two species of laboratory animals, typically take approximately two and a half years to complete, although in some instances studies of less than one year have been accepted. To date, we have conducted four types of studies designed to assess the potential genotoxicity of MT 100, three of which showed no indications of genotoxicity. In September 2000, we received the results of the fourth type of study, a mouse cell study performed in test tubes. The results of two such mouse cell studies indicate that one or more of the breakdown products of naproxen sodium cause chromosomal changes under the test conditions.

   Based primarily upon the long history of use of naproxen sodium as well as the fact that three out of the four types of genotoxicity studies showed no evidence of genotoxicity, we requested that the FDA waive the requirement that we complete any animal carcinogenicity studies. In January 2001, we received notification from the FDA that it would require carcinogenicity testing of MT 100 prior to NDA approval. The FDA has agreed to consult with us on appropriate models and designs for this testing. While we hope to work with the FDA on a package of appropriate studies that will allow us to maintain our planned timetable for submission of the NDA by the end of 2001, if no such package is feasible or acceptable to the FDA, we believe that our commercialization of MT 100 in the United States will be delayed.

MT 300

   MT 300 is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine, with a reduced side effect profile compared to existing injectable products. Currently, patients often use an injectable form of triptans or other drugs such as dihydroergotamine mesylate ("DHE") to alleviate the symptoms of the most severe migraine attacks quickly and effectively. However, many patients are unable to tolerate the injections, especially those sensitive to the vascular side effects associated with injectable Imitrex. Nevertheless, according to IMS, injectable migraine therapeutics represented approximately $182 million in 2000 U.S. sales.

   MT 300 is a proprietary formulation of injectable DHE that we intend to package in an easy-to-use, sterile, pre-filled syringe that can be administered alone or with an auto-injector. Patients in our future clinical trials will be treated with MT 300 in pre-filled syringes.

   Injectable DHE is currently approved for use in the treatment of migraine and cluster headache episodes. Based upon recently published clinical trial results, injectable DHE has been shown to provide comparable efficacy to injectable Imitrex three hours after administration. Importantly, only 18% of the injectable DHE patients experienced headache recurrence within 24 hours as compared to 45% of the injectable Imitrex patients. In addition, injectable Imitrex's acute vascular side effects were reported by 23% of the patients receiving injectable Imitrex, but by only 2% of the patients receiving injectable DHE.

 MT 300 Clinical Trials

   In November 1998, we completed a placebo controlled, dose-response Phase 2 clinical trial of MT 300. The 291 patient trial was conducted at 21 medical centers in the United States. In this trial, eligible patients with an acute migraine attack were treated in the physician's office, monitored for two hours after the dose, and then discharged to record their symptoms on a diary card for the remainder of the 24-hour study period. Participants in the study were divided into four dosing groups, with three receiving varying doses of MT 300 and one receiving placebo. A total of 291 patients received a single subcutaneous dose of MT 300 or placebo in this study. In this clinical trial, MT 300 demonstrated a statistically significant improvement in the percentage of patients achieving four-hour response rates when compared to placebo and demonstrated a statistically significantly lower use of rescue medication. MT 300 was well tolerated and no serious adverse events were reported. The most commonly reported side effect was nausea, reported by 4% of patients in the high dose group. The four-hour sustained response rate used in this trial differs from the sustained response measure used thus far in our clinical trials of MT 100 and MT 400, in that the four-hour rate measures pain reduction after four hours, without return to moderate or severe pain or rescue medication over the next 20 hours.

   We plan to initiate a placebo controlled, Phase 3 clinical trial of a single, subcutaneous dose of MT 300 in patients with moderate to severe migraine during the third quarter of 2001 and a second trial in early 2002. It is likely that we will be required to conduct an additional Phase 3 trial prior to submitting an NDA for MT 300. Based upon a recent discussion with the FDA, we expect to submit an NDA for MT 300 in the second half of 2002.

MT 500

   MT 500 is being developed as an orally administered drug for the prophylactic treatment of migraine pain. The prophylaxis market is currently composed of drugs such as anticonvulsants, anti-hypertensives, such as beta-blockers, and anti-depressants, which were developed primarily for uses outside of migraine. Many have side effects including fatigue, sexual dysfunction, weight gain, insomnia and liver toxicity. Studies of the migraine patient population indicate that approximately 25% of migraine patients experience four or more migraine attacks per month. We believe that these patients may benefit from the prophylactic treatment of their migraine attacks.

   In September 1999, utilizing our license back option model, we obtained an exclusive worldwide license for MT 500, a novel serotonin (5-HT\\2\\B) receptor antagonist discovered by Roche. Receptors are substances in the body that interact with drugs to produce certain bodily functions. 5-HT\\2\\B receptors are believed to be activated by a mobilization of serotonin, provoking inflammation of the nerves in cerebral blood vessels and leading ultimately to the pain and associated symptoms of migraine. We believe that MT 500 acts as an antagonist, or blocker, of the 5-HT\\2\\B receptor, and is the first orally administered, highly selective 5-HT\\2\\B receptor antagonist being developed specifically for the prophylactic treatment of migraine in patients suffering frequent and debilitating attacks. By selectively blocking the 5-HT\\2\\B receptor, MT 500 may prevent or reduce the occurrence of migraine without producing the unwanted side effects associated with currently used prophylactic migraine therapies.

 MT 500 Studies

   MT 500 has been evaluated in five Phase 1 clinical trials and one Phase 2 clinical trial conducted by Roche. The Phase 2 trial was for an indication unrelated to migraine. In all studies, MT 500 was generally well tolerated. There were no serious adverse events reported, and side effects were generally mild or moderate.

   We have performed two 13-week toxicology studies with MT 500, one in rats and one in dogs. These studies were intended to support a proof-of-concept study in migraine patients. Both studies administered a twice-daily dosing regimen of MT 500 using oleic acid as a delivery medium. In the dog study we found unexpected changes in the liver that were not observed in the studies performed by Roche using a different delivery medium and a once-daily dosing regimen. We have completed an additional study in dogs designed to determine whether the liver changes were due to the delivery medium, the drug or the dosing regimen. In this repeat study, there was no evidence of liver injury with MT 500. The results in this study were consistent with the studies performed by Roche.

   We intend to initiate a Phase 1 tolerance study of MT 500 in the first half of 2001 and a Phase 2 proof-of-concept study in migraine prophylaxis in the second half of 2001.

MT 400

   We are developing MT 400 as a co-active migraine therapy, which combines the activity of a commercially approved triptan drug with that of a commercially approved long-acting, non-steroidal, anti-inflammatory drug. We believe that the effective treatment of migraine requires targeted, specific and complementary co-active therapy to achieve maximum therapeutic benefit with the fewest side effects. We believe that MT 400 will offer greater sustained pain response than either drug component by itself. In addition, since lower doses of the triptan components could be used in certain MT 400 formulations relative to the use of triptans by themselves, we believe that the potential risks of triptan-related side effects may also be reduced with MT 400.

   MT 400 represents a commercially attractive opportunity to create multiple products based on different combinations of triptans and long acting, non-steroidal, anti-inflammatory drugs. We believe that these MT 400 products will be attractive to pharmaceutical companies due to their potential to expand the reach of the existing triptan brands to patients with less severe migraine, offer maximum oral therapy for severe attacks and potentially expand the proprietary life of most triptan brands.

 MT 400 Clinical Trials

   In 1998, we completed an open label pilot study for MT 400. In this study, MT 400 had a 74% higher sustained response rate compared to use of the triptan by itself. In October 2000, the FDA approved our IND application for a Phase 2 clinical trial of MT 400. We commenced a Phase 2 clinical trial of MT 400 in December 2000 that we recently completed. In order to commercialize MT 400 prior to the expiration of any triptan patent, we will need to acquire the rights to a triptan.

Product In-Licensing

   In order to continue to expand our product pipeline, we intend to complement our internal product innovations by in-licensing additional product candidates. Our in-licensing strategy to obtain new product candidates will include using our license back option model, which we believe provides us with improved access to promising compounds. Specifically, the major elements of our license back option model are:

  . We in-license a product candidate at the late preclinical or Phase 1 development stage.

  . We grant the licensor an option to license back the product candidate at a later stage of development.

  .  We assume all development and funding responsibility.

  . If the licensor exercises its option to license back the product candidate, we receive certain milestone payments and a royalty on sales of the product candidate.

  . If the licensor foregoes its option, we have the right to license the product candidate to a third party or commercialize the product ourselves, with sublicense royalties in both cases being paid to the original licensor.

  . All financial terms are set when the original license agreement is signed.

   We believe that our license back option model offers advantages to both us and the licensor and will be an effective tool in expanding our product portfolio successfully. The advantages of this model for the licensor include:

  . realization of value from product candidates whose development would otherwise be delayed or never undertaken;

  . delayed commitment of resources and capital until the product candidate's technical risk and commercial potential are better defined; and

  .  utilization of our product development and regulatory expertise.

   We believe that the advantages of our license back option model for us include:

  .  improving our access to attractive product candidates;

  . limiting our financial exposure to product candidate development expenses due to low upfront costs compared to traditional in-licensing structures; and

  . in-licensing product candidates with substantial preclinical development risk removed.

   Our success under this license back option model is dependent upon the successful development of the product licensed and the extent to which the milestone and royalty payments we receive from the licensor exceed our development expenses associated with the product candidate.

   We used our license back option model to acquire the migraine prophylactic agent, MT 500, from Roche in September 1999. In exchange for an upfront payment, Roche granted us a royalty-bearing, exclusive, worldwide license to develop and commercialize MT 500. Under the terms of the agreement, Roche can exercise its right to license back MT 500 following completion of either the Phase 2 or Phase 3 clinical trials in exchange for set milestone payments and royalties on future sales of MT 500. If Roche does not exercise either of its options to license back MT 500, we have the right to sublicense to a third party the commercialization rights for MT 500 or to commercialize the product ourselves in exchange for fixed royalties payable to Roche. If we sublicense MT 500, we are obligated to pay Roche a set percentage of any milestone payments and royalties we receive from the third party sublicensees. The royalty obligations of either party expire on a country-by-country basis upon the earlier of patent expiration or the tenth anniversary of first sale in a country.

   The license agreement provides us with worldwide exclusive rights to develop, manufacture and commercialize MT 500 under patents owned by Roche, as well as exclusive worldwide rights to know-how and data which had been generated by Roche prior to entering into the agreement. As part of the agreement, Roche provided us with an amount of MT 500 that we believe will be sufficient to carry out the initial stages of the development program. We are obligated to advance MT 500 through the clinical development process and to bear the full expense associated with the development program. Either Roche or we may terminate the agreement upon a material breach by the other party that is not cured within 90 days, in which case the terminating party will obtain all rights to MT 500. Additionally, until Roche has exercised one of its options to license back MT 500, we may terminate the agreement for any reason upon 180 days' notice, in which case Roche will obtain all rights to MT 500.

Sales and Marketing

   We currently have no sales or distribution capabilities. We currently intend to commercialize our products through other pharmaceutical companies in exchange for upfront and milestone payments, proceeds from the manufacturing of drug substance and royalties from sales. In the future, we may retain the right to co-promote our products.

Manufacturing

   We currently have no manufacturing capability and we do not intend to establish internal manufacturing capabilities. To date, we have entered into arrangements with third party manufacturers for the supply of formulated and packaged MT 100 and MT 500 clinical trial materials. Use of third party manufacturing enables us to focus on our clinical development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third party manufacturers for the commercial scale manufacturing of our products.

   In March 1999, we entered into a Development Agreement with Catalytica Pharmaceuticals, Inc. ("Catalytica") under which Catalytica has supplied us with clinical trial materials for all of our MT 100 clinical trials. We received from Catalytica sufficient clinical trial materials to complete our planned clinical development program for MT 100. We have the right to terminate the agreement upon 60 days' notice to Catalytica.

   In March 2000, we entered into a Clinical Development and Clinical Supply Agreement with R.P. Scherer Corporation ("R.P. Scherer") for the exclusive, worldwide manufacturing of MT 500 for all of our clinical requirements. R.P. Scherer will, at our request, conduct development and validation studies combining MT 500 with their softgel delivery technology and manufacture MT 500. The agreement expires on September 30, 2004, unless extended by the parties. We have the right to terminate the agreement upon 30 days' notice to R.P. Scherer.

   In January 2001, we entered into a Product Development and Clinical Supply Agreement with Cook Imaging Corporation ("Cook") for the manufacture of MT 300 for use in our clinical studies. Cook will implement a process for manufacturing MT 300 and, at our request on a project-by-project basis, will manufacture supplies of MT 300 to our specifications. The agreement has a two-year term (which may be extended for any additional period required to complete any projects in process at the end of the term). We have the right to cancel any project undertaken under the agreement, subject to our payment of certain of Cook's costs to the date of cancellation and a sliding percentage of the fees due for the project.

   In March 2001, we entered into a Supply Agreement with Catalytica for the exclusive worldwide manufacturing of MT 100 for commercial sale. At our request, Catalytica will conduct all manufacturing, testing and packaging of commercial supplies of MT 100. The initial term of the agreement expires on the third anniversary of the first commercial sale of MT 100, and automatically renews for additional two-year terms thereafter. We may terminate the agreement at the conclusion of any term by providing Catalytica with at least twelve months' written notice of our intent to do so. Beginning at the conclusion of the second renewal term (the seventh anniversary of the first commercial sale), Catalytica may terminate the agreement at the conclusion of any term by providing us with at least eighteen months' written notice of its intent to do so.

   We believe our current supply of compounds and product candidates, together with our current suppliers' capacity, should be sufficient to complete both our ongoing and planned clinical trials.

Competition

   Not all migraine attacks are of the same severity. Consequently, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine(R), which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2000, total triptan sales in the U.S. were approximately $1.025 billion. Imitrex, marketed by Glaxo Wellcome, is the dominant triptan product, with total U.S. sales of approximately $878 million in 2000, according to IMS.

   Narcotics such as codeine and drugs containing analgesic/narcotic combinations, along with other non-narcotic pain medications, are also used for the treatment of migraine. If approved, our migraine product candidates will most likely compete with one or more of the existing migraine therapeutics, as well as any therapies developed in the future.

   The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of migraine symptoms. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent.

   Our ability to compete successfully will be based on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market our products either alone or through outside parties. Some of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Patents and Proprietary Information

   We intend to actively seek, when appropriate, protection for our products and proprietary technology by means of U.S. and foreign patents, trademarks and contractual arrangements. In addition, we plan to rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products.

   We own or have exclusive rights to six issued U.S. patents and three pending U.S. patent applications. In addition, we presently have pending foreign patent applications or issued foreign patents relating to MT 100, MT 400 and MT 500. Applications have been filed under the Patent Cooperation Treaty, or PCT, and are in the international phase relating to MT 300. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 100

   We have one issued U.S. patent with claims relating to dosage forms that can be used in administering metoclopramide hydrochloride and a long acting non-steroidal anti-inflammatory drug to a patient with migraine headache. There are also claims relating to a method of manufacturing a specific type of dosage form. We have one pending U.S. patent application with claims relating to various pharmaceutical compositions and treatment methods that can be used for migraine patients. In addition, there are applications relating to MT 100 that are pending in Australia, Canada, Europe and Japan. The expected expiration date of the issued U.S. patent relating to MT 100 is November 12, 2016. Foreign patents, if issued, are expected to expire in a similar timeframe.

MT 300

   With respect to MT 300, we presently have one pending U.S. application and one pending international application filed under the PCT. Both of these have claims relating to liquid pharmaceutical compositions for treating migraine which contain concentrated dihydroergotamine. There are also claims relating to treating patients for migraine using these compositions and to therapeutic packages that include the compositions.

MT 500

   Through our license agreement with Roche, we have exclusive worldwide rights to patents and patent applications relating to MT 500. In the U.S., we have exclusive rights to three issued patents. These have claims relating to certain chemical compounds and to various treatment methods involving the use of the compounds. Related non-U.S. applications are pending or have issued in numerous countries including Australia, Canada, Europe and Japan. The issued U.S. patents relating to MT 500 have an expected expiration date of May 20, 2017. Foreign patents, if issued, are expected to expire in a similar timeframe.

MT 400

   We have two issued U.S. patents with claims relating to methods, compositions and therapeutic packages involving the use of certain non-steroidal, anti-inflammatory drugs ("NSAIDs") and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have an issued patent in Australia and applications relating to MT 400 pending in Canada, Europe and Japan. In addition, we have one pending U.S. application with claims relating to dosage forms and methods of treatment involving a 5-HT receptor agonist and a particular subset of NSAIDs and to the use of MT 400 in the treatment of other types of headache. The expected expiration date of the issued U.S. patents relating to MT 400 is August 14, 2017. Foreign patents, if issued, are expected to expire in a similar timeframe.

Other Intellectual Property

   Much of the know-how of importance to us is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to proprietary know-how and technology, we require employees, consultants and advisors to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of the Company. There can be no assurance that these agreements will effectively prevent disclosure of our confidential information. In the absence of effective patent or other protection of intellectual property, our business may be adversely affected by competitors who develop substantially equivalent or superior technology or know-how.

   The patent and other intellectual property positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions. We cannot assure you that:

  . our patent rights will provide us with proprietary protection or competitive advantages against our competitors;

  . our patent applications will not be challenged, invalidated or circumvented;

  . others will not independently develop technologies similar to ours or duplicate our technologies; or

  . the patents issued to or licensed by us will not be infringed or challenged.

Government Regulation

   The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act (FFDCA), implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

   The steps required before a new drug product candidate may be distributed commercially in the U.S. generally include:

  . conducting appropriate preclinical laboratory evaluations of the product candidate's chemistry, formulation and stability and preclinical studies to assess the potential safety and efficacy of the product candidate;

  . submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an IND;

  . initiating clinical trials under the IND after the resolution of any safety or regulatory concerns of the FDA;

  . obtaining approval of Institutional Review Boards to introduce the drug into humans in clinical studies;

  . conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping, stages:

       Phase 1: The product is initially introduced into human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

       Phase 2: The product candidate is studied in patients to identify possible adverse effects and safety risks, to determine dosage tolerance and the optimal dosage, and to collect some efficacy data; and

       Phase 3: The product candidate is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study;

  . submitting the results of preclinical studies, and clinical trials as well as chemistry, manufacturing and control information on the product candidate to the FDA in an NDA; and

  . obtaining FDA approval of the NDA and final product labeling prior to any commercial sale or shipment of the product candidate.

   This process can take a number of years and require substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, product candidate supply, or financial support. The FDA may also require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the agency has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs. Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved in the NDA.

   In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices ("cGMP"), regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

   Any product candidates manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product candidate. In addition to continued compliance with standard regulatory requirements, the FDA may also require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

   The FFDCA also mandates that products be manufactured consistent with cGMP regulations. In complying with the FDA's regulations on cGMP regulations, manufacturers must continue to spend time, money and effort in production, record-keeping quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities to ensure compliance with cGMP regulations. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties will be required to comply with cGMP regulations.

   Even after FDA approval has been obtained, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, a supplement to our NDA may be required to be submitted to the FDA.

   Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of manufacturing and marketing. Such requirements can vary significantly from country to country.

   We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

   The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. In this regard, although the Food and Drug Administration Modernization Act of 1997 modified and created requirements and standards under the FFDCA with the intent of facilitating product development and marketing, the FDA is still in the process of developing regulations implementing the Food and Drug Administration Modernization Act of 1997. Consequently, the actual effect of these developments on our own business is uncertain and unpredictable.

Employees

   As of March 7, 2001, we had a total of twenty full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Twelve of our employees hold advanced degrees, including five Pharm.D. or Ph.D. degrees.

Executive Officers of the Company

   Our executive officers and their ages as of December 31, 2000 are as follows:

 Name                               Age Position
 ----                               --- --------
 John R. Plachetka, Pharm.D.......  47  Chairman, President and Chief Executive
                                        Officer
 Kristina M. Adomonis.............  46  Senior Vice President, Business
                                        Development
 John E. Barnhardt................  51  Vice President, Finance and
                                        Administration
 Matthew E. Czajkowski............  51  Chief Financial Officer, Senior Vice
                                        President, Finance and Administration
 Andrew L. Finn, Pharm.D..........  51  Executive Vice President, Product
                                        Development

   John R. Plachetka, Pharm.D., is Chairman of the Board of Directors, a co-founder and President and Chief Executive Officer of POZEN. Prior to founding POZEN, Dr. Plachetka was Vice President of Development at Texas Biotechnology Corporation from 1993 to 1995 and was President and Chief Executive Officer of Clinical Research Foundation-America, a leading clinical research organization, from 1990 to 1992. From 1981 to 1990, he was employed at Glaxo Inc. Dr. Plachetka received his B.S. in Pharmacy from the University of Illinois College of Pharmacy and his Doctor of Pharmacy from the University of Missouri-Kansas City.

   Kristina M. Adomonis joined POZEN in June 1999 as Senior Vice President of Business Development. Prior to joining POZEN, Ms. Adomonis was Vice President of Global Business Development & Licensing, OTC at Novartis Consumer Health from 1997 to 1999. From 1994 to 1997, she was Director of Business Development in Glaxo Wellcome's U.S. operations. Prior to Glaxo, she served on the Canadian Executive Committees of Burroughs Wellcome and Abbott Laboratories, where she managed the Business Development Units of these two respective operations. She joined the industry in 1980 with F. Hoffman-La Roche Ltd. Ms. Adomonis received a B.S. in Chemistry from Tufts University and her M.B.A. from McGill University.

   John E. Barnhardt joined POZEN in March 1997 as Vice President of Finance and Administration. Prior to joining POZEN, Mr. Barnhardt was Chief Financial Officer and Principal Accounting Officer of Medco Research, Inc. from 1993 to 1996 and Microwave Laboratories, Inc. from 1988 to 1993. Mr. Barnhardt received a B.S. from North Carolina State University, and while employed at Ernst & Young LLP, received his CPA certification.

   Matthew E. Czajkowski joined POZEN in March 2000 as Chief Financial Officer and Senior Vice President of Finance and Administration. Prior to joining POZEN, Mr. Czajkowski was an investment banker. From 1997 through 1998, he was a Managing Director of Mergers and Acquisitions at Societe Generale. From 1992 to 1997, he was a Managing Director in charge of Corporate Finance at Wheat First Butcher Singer, Inc. From 1983 to 1991, he was employed, and served as a Vice President beginning in 1987, with Goldman, Sachs & Co. Mr. Czajkowski received his B.A. from Harvard University and his M.B.A. from Harvard Business School.

   Andrew L. Finn, Pharm.D. joined POZEN in January 2000 as Executive Vice President of Product Development. Prior to joining POZEN, Dr. Finn co-founded enVision Sciences, a specialized clinical research and regulatory services company, in 1996. From 1991 to 1996, he was Vice President of U.S. Clinical Research and Biometrics for Solvay Pharmaceuticals. He joined Glaxo Inc. in 1981 as Assistant Director of Anti-Infective Development. Dr. Finn received his B.S. in Pharmacy from the University of North Carolina, Chapel Hill and his Doctor of Pharmacy from the University of Michigan.

Item 2. Properties

   Our leased corporate facilities, located in Chapel Hill, North Carolina, currently occupy approximately 7,200 square feet. This lease expires in February 2003. We believe that our existing facility is adequate for our current needs. To the extent that we determine that we need additional space in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

   We are not a party to any material legal proceeding.

   On October 6, 2000, an action was filed against us by Punk Ziegel & Company arising out of our engagement of Punk Ziegel in early 1999 to assist us with the sale of convertible preferred stock in a private placement offering. Punk Ziegel alleges in the action that POZEN owes it certain fees and expenses in connection with our termination of their engagement, and transaction consideration, including warrants, in connection with our issuance and sale of preferred stock in the twelve-month period following our termination of such engagement. We believe that this is not a material proceeding, and we are vigorously defending the action.

Item 4. Submission of Matters to a Vote of Security Holders

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

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

   (a) The Company's common stock began trading on The Nasdaq National Market under the symbol "POZN" on October 11, 2000. As of March 7, 2001, we had approximately 86 stockholders of record of the common stock. The following table details the high and low sales prices for the common stock as reported by The Nasdaq National Market for the periods indicated.

                                                                    Price Range
                                                                   -------------
       2000 Fiscal Year                                             High    Low
       ----------------                                            ------- -----
       Fourth Quarter............................................. $21.875 $9.25

   On March 7, 2001, the closing price for our common stock as reported by The Nasdaq National Market was $10.00. Other than cash dividends paid to our preferred stockholders at the time of the conversion of their preferred stock to common stock upon the completion of our initial public offering in October 2000, we paid no cash dividends in 2000. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

   (b) During the three months ended December 31, 2000, we issued and sold 108,304 shares of our common stock to employees and consultants upon exercise of stock options held by them. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

Item 6. Summary of Selected Financial Data

   The following tables set forth selected historical financial data of the Company for the four years ended December 31, 2000 and the period from September 26, 1996 (inception) through December 31, 2000. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company included elsewhere herein. The report of Ernst & Young LLP, independent auditors, covering the Company's financial statements for the three years ended December 31, 2000, is also included elsewhere herein.

                                                                     Period from
                           Year ended or as of December 31,      September 26, 1996
                          -------------------------------------  (inception) through
                           1997      1998      1999      2000     December 31, 2000
                          -------  --------  --------  --------  -------------------
                           (in thousands, except per share
                                        data)
Statement of Operations
 Data:
Operating expenses:
 General and
    administrative......  $ 1,021  $  1,478  $  2,320  $  4,822       $  9,727
 Research and
    development.........    3,097     7,569     9,458    19,399         39,548
                          -------  --------  --------  --------       --------
Total operating
 expenses...............    4,118     9,047    11,778    24,221         49,275
Interest income
 (expense), net.........      315       309      (367)    1,844          2,111
                          -------  --------  --------  --------       --------
Net loss................   (3,803)   (8,738)  (12,145)  (22,377)       (47,164)
Non-cash preferred stock
 charge.................      --        --        --     27,617         27,617
Preferred stock
 dividends..............      --        --        --        934            934
                          -------  --------  --------  --------       --------
Net loss attributable to
 common stockholders....  $(3,803) $ (8,738) $(12,145) $(50,928)      $(75,715)
                          =======  ========  ========  ========       ========
Basic and diluted net
 loss per common share..  $ (0.65) $  (1.50) $  (2.08) $  (4.95)
                          =======  ========  ========  ========
Shares used in computing
 basic and diluted net
 loss per common share..    5,814     5,835     5,845    10,294
                          =======  ========  ========  ========
Pro forma net loss per
 common share--basic and
 diluted................                     $  (1.01) $  (2.56)
                                             ========  ========
Pro forma weighted
 average common shares
 outstanding--basic and
 diluted................                       12,018    19,915
                                             ========  ========

Balance Sheet Data:
Cash and cash
 equivalents............  $ 8,089  $  2,986  $  4,171  $ 92,351
Total assets............    8,291     3,113     4,325    92,830
Total liabilities.......    1,924     2,066     2,360     3,762
Accumulated deficit.....   (3,904)  (12,642)  (24,787)  (48,099)
Total stockholders'
 equity.................  $ 6,367  $  1,047  $  1,965  $ 89,068

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since our inception in 1996, our business activities have primarily been associated with the development and acquisition of four pharmaceutical product candidates. We have completed all five of our planned Phase 3 clinical trials for our lead product candidate, MT 100, which we are developing as an oral first-line therapy for the treatment of migraine. To date, we have devoted substantially all our resources to the research and clinical development of MT 100 and of MT 300, our injectable product candidate for severe migraine. Our other migraine therapeutic product candidates include MT 500, a migraine prophylactic, and MT 400, an orally delivered co-active therapy. Specifically, our business activities have included:

  .  product candidate research and development;

  .  designing and funding clinical trials for our product candidates;

  .  regulatory and clinical affairs;

  .  intellectual property prosecution and expansion; and

  .  business development including product acquisition or in-licensing.

   Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaboration payments payable to us nor have we received any payments that are refundable or subject to performance milestones.

   We have incurred significant losses since our inception and we have not generated any revenue. As of December 31, 2000, our accumulated deficit was $48,098,547. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 and Phase 2 clinical trial activities for our product candidates MT 100 and MT 300, respectively, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete the development of MT 100, apply for regulatory approval, continue development of our other migraine therapeutic product candidates, and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

  .  the progress of MT 100 and MT 300 in the regulatory process;

  . the acceleration of our other product candidates in the regulatory process;

  . the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and

  .  acquisition or in-licensing of other therapeutic product candidates.

   Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

   In March 2000, we closed a private placement of series E convertible preferred stock in which we raised net proceeds of $16,875,115 after commission and expenses. In connection with this offering, we recorded a non-cash charge of $16,875,115 during March 2000 related to the beneficial conversion feature of the preferred stock we sold in March 2000. The series E convertible preferred stock was sold in March 2000 at $6.95 per share, which represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock at that time.

   In August 2000, we closed a private placement of series F convertible preferred stock in which we raised net proceeds of $10,742,000 after commission and expenses. In connection with this offering, we recorded a non-cash charge of $10,742,000 during August 2000 related to the beneficial conversion feature of the preferred stock we sold in the series F offering. Similarly to the series E, the series F convertible preferred stock was sold at $6.95 per share, which represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock at that time.

   In October and November 2000, we received $78,265,552 in net proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering, including through the exercise of the underwriters' over-allotment option. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering.

   In connection with the grant of stock options to employees, we recorded deferred compensation of approximately $6,328,000 and $3,046,000 in the years ended December 31, 2000 and 1999, respectively. These amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using the straight line method. The vesting period of the options is generally three years. Approximately $3,054,000 and $613,000 of deferred compensation expense was charged to operations in the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 we anticipate recording the amortization of deferred compensation to operations of approximately $3,160,000, $2,925,000 and $532,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Historical Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

   Revenue: We generated no revenue during the year ended December 31, 2000 or the year ended December 31, 1999. In the future, we intend to generate revenue from upfront and milestone payments connected to potential collaborations for development and commercialization and from product royalty revenue.

   Research and Development: Research and development expenses increased 105.1% to $19,398,904 for the year ended December 31, 2000 from $9,458,225 for the year ended December 31, 1999. This net increase of $9,941,000 was due primarily to a $7,734,000 increase in clinical trial costs of MT 100. Costs associated with MT 400 increased $568,000 due primarily to increased clinical trial activities. The costs associated with MT 500 reflected a net increase of $1,021,000 due to an increase of $2,021,000 in toxicology and pharmaceutical development expenses being offset by a $1,000,000 decrease from the prior year's $1,000,000 product licensing expense. MT 300 costs decreased $1,211,000 reflecting the directing of development efforts toward MT 100. Additional other research and development costs increased $1,829,000 including an increase of $1,429,000 in personnel costs, of which $962,000 represented increased amortization of deferred stock compensation. We expect that research and development expenditures will continue to increase due to the continuation or expansion of clinical trials and the expansion of pharmaceutical development and toxicology study expenditures. Research and development expenses included the personnel costs related to our research activities and clinical trial preparations and monitoring expenses, and any regulatory matters.

   General and Administrative: General and administrative expenses increased 107.9% to $4,822,102 for the year ended December 31, 2000 from $2,319,939 for the year ended December 31, 1999. This increase of $2,502,000 resulted from increases of $1,789,000 in personnel and related benefits, of which $1,479,000 represented increased amortization of deferred stock compensation. Additionally, professional and consulting fees increased $429,000 and an increase of $284,000 was reflected in other costs related to our expanded operational infrastructure. We expect that general and administrative expenditures will continue to increase due to increasing fees and expenses associated with growth in our market research, business development and commercialization efforts. An expansion in general and administrative expenditures is also expected to accompany our infrastructure growth associated with our public company reporting activities. General and administrative expenses consisted primarily of the costs of administrative personnel and related facility costs along with legal, accounting and professional fees.

   Interest Income, net: Net interest income increased to $1,844,378 for the year ended December 31, 2000 from a net interest expense of $367,282 for the year ended December 31, 1999. Interest income increased $1,626,000 to $1,845,000 for the year ended December 31, 2000 from $219,000 for the year ended December 31, 1999 due to increased levels of cash and cash equivalents available for investing. During the year ended December 31, 2000, there was nominal interest expense while interest expense was $586,000 for the year ended December 31, 1999 and was related to a promissory note converted to preferred stock during the period.

Year ended December 31, 1999 compared to year ended December 31, 1998

   Revenue: We generated no revenue during the year ended December 31, 1999 or the year ended December 31, 1998.

   Research and Development: Research and development expenses increased 25.0% to $9,458,225 for the year ended December 31, 1999 from $7,569,187 for the year ended December 31, 1998. This increase was primarily due to the $352,000 increase in toxicology studies and clinical trial costs associated with the Phase 3 clinical trial of MT 100, an increase of $537,000 in research and development personnel and benefits cost, and one-time licensing costs.

   In September 1999, we entered into a license agreement with Roche in which we were granted certain patent rights and know-how to develop, manufacture and commercialize Roche's MT 500 compound. The agreement provides for a product option during two discrete development periods whereby Roche would re-acquire all of the rights granted to us as well as any data, documentation, know-how and additional intellectual property generated, owned or controlled by us. Depending upon the development period at which the product option is exercised, Roche would make specified one-time payments upon exercise of the product option and upon NDA approval. The maximum potential aggregate amount of these one-time payments is $50,000,000. In addition, Roche would make ongoing royalty payments based upon net sales following approval.

   We made a one-time nonrefundable payment of $1,000,000 to enter into this agreement. If the product option is not exercised, we will pay Roche royalties on net sales and a portion of all payments owed by any sublicensees less our development costs. We charged the $1,000,000 payment to research and development expense.

   General and Administrative: General and administrative expenses increased 57.0% to $2,319,939 for the year ended December 31, 1999 from $1,477,768 for the year ended December 31, 1998 and primarily reflects a $842,000 increase in personnel and related benefits, travel costs and professional fees.

   Interest Income, net: Net interest income decreased 218.7% to net interest expense of $367,282 for the year ended December 31, 1999 from net interest income of $309,324 for the year ended December 31, 1998. The decrease is attributable to a $450,000 loan origination fee on the convertible promissory note expensed as a financing cost and lower interest income offset by higher interest expense. Interest income decreased to $219,000 for the year ended December 31, 1999 from $345,000 for the year ended December 31, 1998 due to lower levels of cash and cash equivalents available for investing in 1999 as compared to 1998. Interest expense in the same periods was $586,000 and $36,000, respectively. The increase in interest expense was primarily due to interest paid upon the conversion of a promissory note.

Income Taxes

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $39.4 million and research and development credit carryforwards of approximately $1.9 million. These federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The state net operating loss carryforwards begin to expire in 2001. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

   Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,470,765. At December 31, 2000, cash and cash equivalents totaled $92,350,583, an increase of $88,179,497 as compared to December 31, 1999. The increase in cash and cash equivalents resulted primarily from our financing activities, offset by the cash used in operating activities.

   Cash used by operations of $18,139,521 during the year ended December 31, 2000 represented a net loss of $22,376,628 offset by non-cash charges of $3,112,369, a decrease in prepaid and other assets of $276,825 and an increase in accounts payable and accrued liabilities of $1,401,563. The increase in accounts payable and accrued liabilities was primarily due to the increased spending in our clinical activities.

   Cash used in investing activities of $106,512 during the year ended December 31, 2000 reflected the purchase of equipment.

   Cash provided by financing activities during the year ended December 31, 2000, which totaled $106,425,530, was generated primarily by the net proceeds of $16,875,115 from the sales of the series E preferred stock in March 2000, the net proceeds of $10,742,000 from the sales of the series F preferred stock in August 2000, and the net proceeds of $78,265,552 from our initial public offering in October and November 2000.

   We believe that our existing liquidity and capital resources, including the proceeds resulting from our initial public offering, will be sufficient to complete our ongoing and planned clinical trials reflected in the description of business, to conduct appropriate development studies, and to satisfy our other anticipated cash needs for operating expenses for at least the next two years. We do not expect to make any material capital expenditures during the next two years. In addition, we do not currently have any milestone or other required material payment obligations during that period. However, we cannot be certain that additional funding will not be required and, if required, will be available on acceptable terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

   Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

  .  the number and progress of our clinical trials;

  . our ability to negotiate favorable terms with various contractors assisting in these clinical trails;

  .  our success in commercializing the products to which we have rights; and

  . the cost incurred enforcing and defending our patent claims and other intellectual rights.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 established a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective on January 1, 2001. The adoption of SFAS 133 had no impact on the Company's financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 had no impact on the Company's financial statements.

Factors Affecting the Company's Prospects

   We depend heavily on the success of our lead product candidate, MT 100, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize MT 100, we may never be profitable.

   Since our founding, we have invested a significant portion of our time and financial resources in the development of MT 100 and anticipate that for the foreseeable future our ability to achieve profitability will be dependent on its successful development, approval and commercialization. Many factors could negatively affect the success of our efforts to develop and commercialize MT 100, including:

  . negative, inconclusive or otherwise unfavorable results from our toxicology, genotoxicity or carcinogenicity studies or from our clinical trials;

  . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of MT 100;

  . an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of MT 100, or any disruption of any of these arrangements, if established;

  .  a failure to achieve market acceptance of MT 100;

  . significant delays in our toxicology, genotoxicity and carcinogenicity studies;

  . any demand by the FDA that we conduct additional clinical trials and the expenses relating thereto; and

  . significant increases in the costs of toxicology, genotoxicity and carcinogenicity studies.

   We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

   We have incurred losses in each year since our inception and we currently have no source of product revenue. As of December 31, 2000, we had an accumulated deficit of approximately $48.1 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

   We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

  .  develop and obtain regulatory approvals for our product candidates;

  .  receive upfront and milestone payments;

  . successfully commercialize our product candidates, which may include entering into collaborative agreements; and

  .  secure contract manufacturing and distribution services.

   If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

   Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates, including MT 100, has been approved for sale in the United States or any foreign market. Generally, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials on these product candidates before submitting an NDA to the FDA for approval to market the product candidate. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we will not be permitted to sell them.

   Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug's use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and our revenues would suffer.

   We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, resulting in delay or inability to manufacture the products.

   Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA's interpretation of them may impair our ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in regulatory enforcement action by the FDA. Further, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of our product candidates.

   We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials of all of our product candidates. Any additional costs or delays in these studies or trials, or the need to conduct additional studies or trials, could reduce our revenues and profitability.

   Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA. Our product candidates are in various stages of clinical development. Depending upon the stage at which a product candidate is in the development process, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs. Results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials involving large scale testing of patients in comparison to control groups.

   The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed the clinical trials for MT 100 and even if we complete our clinical trials for our other product candidates, we may be unable to submit an NDA to the FDA as scheduled, including because the FDA requires us to conduct additional clinical trials and studies. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

   Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analysis be conducted. For example, the FDA may also require data in certain subpopulations, such as pediatric use, prior to NDA approval, unless we can obtain a waiver to delay such a study.

   Our costs associated with our human clinical trials vary based on a number of factors, including:

  .  the order and timing of clinical indications pursued;

  . the extent of development and financial support from collaborative parties, if any;

  .  the number of patients required for enrollment;

  . the difficulty in obtaining sufficient patient populations and clinicians;

  .  the difficulty of obtaining clinical supplies of our product candidates;
     and

  .  governmental and regulatory delays.

   Even if we obtain positive preclinical or clinical study results initially, future clinical trial results may not be similarly positive.

   We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products.

   Our ability to develop, manufacture, commercialize and obtain regulatory approval of our existing and any future product candidates depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We have and intend in the future to retain contract manufacturers and clinical trial investigators. In addition, the identification of new compounds or product candidates for development may require us to enter into licensing or other collaborative agreements with others, including pharmaceutical companies and research institutions. We currently intend to market and commercialize our products through others, which will require us to enter into sales, marketing and distribution arrangements with third parties. These arrangements may reduce our product revenues.

   Our third party contractual or collaborative arrangements may require us to grant rights, including marketing rights, to one or more parties. These arrangements may also contain covenants restricting our product development or business efforts in the future, or other terms that are burdensome to us, and may involve the acquisition of our equity securities. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties.

   We cannot be sure that we will be able to maintain our existing or future collaborative or contractual arrangements, or that we will be able to enter into future arrangements with third parties on terms acceptable to us, or at all. If we fail to maintain our existing arrangements or to establish new arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and commercialization of our product candidates.

   We are subject to a number of risks associated with our dependence on contractual and collaborative arrangements with others:

  . We may not have day-to-day control over the activities of our contractors or collaborators.

  .  Third parties may not fulfill their obligations to us.

  . We may not realize the contemplated or expected benefits from collaborative or other arrangements.

  . Business combinations and changes in the contractual or collaborative party's business strategy may adversely affect its willingness or ability to complete its obligations to us.

  . The contractor or collaborative party may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

  . The contractual or collaborative party may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

  . Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

   These factors could lead to delays in the development or commercialization of our product candidates, and disagreements with our contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. Our ultimate success may depend upon the success and performance on the part of these third parties. If we fail to maintain these relationships or establish new relationships as required, development and commercialization of our product candidates will be delayed.

   We currently depend and will in the future depend on third parties to manufacture our product candidates. If these manufacturers fail to meet our requirements or any regulatory requirements, the product development and commercialization of our product candidates will be delayed.

   We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or are under development. We rely upon third party manufacturers to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward. If we do not have the necessary commercial supply contracts, or if our current manufacturer is unable to satisfy our requirements or meet any regulatory requirements, and we are required to find an alternative source of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

   If we are unable to build sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize any of our drug candidates.

   We intend to enter into agreements with third parties to market and sell any of our product candidates approved by the FDA for commercial sale. We may not be able to enter into marketing and sales agreements with others on terms acceptable to us, if at all. To the extent that we enter into marketing and sales agreements with others, our revenues, if any, will be affected by the sales and marketing efforts of others. We may also retain the right, where possible, to co-promote our products in conjunction with our collaborative parties. If we are unable to enter into third-party sales and marketing agreements, or if we are exercising our rights to co-promote a product, then we will be required to develop internal marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so.

   If our competitors develop and commercialize products faster than we do or if their products are superior to ours, our commercial opportunities will be reduced or eliminated.

   Our product candidates will have to compete with existing and any newly developed migraine therapies. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. Our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. We face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than any of our current or future technologies or products. Many of our actual or potential competitors, either alone or together with collaborative parties, have substantially greater financial resources, and almost all of our competitors have larger numbers of scientific and administrative personnel than we do. Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

  .  developing product candidates;

  .  undertaking preclinical testing and human clinical trials;

  .  obtaining FDA and other regulatory approvals of product candidates; and

  .  manufacturing and marketing products.

   Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

   If we are unable to protect our patents or proprietary rights, or if we are unable to operate our business without infringing the patents and proprietary rights of others, we may be unable to develop our product candidates or compete effectively.

   The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability, and the ability of our licensors, to obtain and to keep protection for our products and technologies under the patent laws of the United States and other countries, so that we can stop others from using our inventions. Our success also will depend on our ability to prevent others from using our trade secrets. In addition, we must operate in a way that does not infringe, or violate, the patent, trade secret, and other intellectual property rights of other parties.

   We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. In addition, due to the extensive time needed to develop and test our products, any patents that we obtain may expire in a short time after commercialization. This would reduce or eliminate any advantages that such patents may give us.

   We may need to license rights to third party patents and intellectual property to continue the development and marketing of our product candidates. If we are unable to acquire such rights on acceptable terms, our development activities may be blocked and we may be unable to bring our product candidates to market.

   We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of other's patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringer. If we are found to infringe the patent rights of others, then we may be forced to pay damages sufficient to irreparably harm the Company and/or be prevented from continuing our product development and marketing activities. Regardless of its eventual outcome, any lawsuit that we enter into may consume time and resources that will impair our ability to develop and market our product candidates.

   We have entered into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and, as a result, we may not be able to protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. Also, many of our scientific and management personnel were previously employed by competing companies. As a result, such companies may allege trade secret violations and similar claims against us.

   If we fail to acquire, develop and commercialize additional products or product candidates, or fail to successfully promote or market approved products, we may never achieve profitability.

   As part of our business strategy, we plan to identify and acquire product candidates or approved products in areas in which we possess particular knowledge. Because we do not directly engage in basic research or drug discovery, we must rely upon third parties to sell or license product opportunities to us. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire such products. We may not be able to acquire rights to additional products on acceptable terms, if at all. In addition, we may acquire new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

   Any of our future products, including MT 100, may not be accepted by the market, which would limit the commercial opportunities for our products.

   Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products, including MT 100, may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

  . the receipt and timing of regulatory approvals;

  . the availability of third-party reimbursement;

  .the indications for which the product is approved;

  .the rate of adoption by health care providers;

  . the rate of product acceptance by target patient populations;

  .the price of product relative to alternative therapies;

  . the availability of alternative therapies;

  . the extent of marketing efforts by us and third-party distributors and agents;

  . the publicity regarding our products or similar products; and

  . the extent and severity of side effects as compared to alternative therapies.

   If we do not receive adequate third-party reimbursements for any of our future products, our revenues and profitability will be reduced.

   Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved health care product, particularly for indications for which there is no current effective treatment or for which medical care is typically not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance.

   Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect that a number of federal, state and foreign proposals will seek to control the cost of drugs through governmental regulation. We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign and private payors may take in response to the proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

   If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

   The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage only for our human clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may fail.

   We may need substantial additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development or commercialization efforts.

   We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we expect to incur additional operating losses. In particular, we believe that we will require additional capital to fund the acquisition of new product candidates. Our actual capital requirements will depend upon numerous factors, including:

  .  the progress of our research and development programs;

  .  the progress of preclinical studies and clinical testing;

  .  the time and cost involved in obtaining regulatory approvals;

  . the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  .  the effect of competing technological and market developments;

  . the effect of changes and developments in our collaborative, licensing and other relationships; and

  . the terms and timing of any new collaborative, licensing and other arrangements that we may establish.

   We may be unable to raise sufficient funds to execute our business strategy. In addition, we may not be able to find sufficient debt or equity funding on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs. The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

   We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our research and development efforts.

   We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, for a three-year term with automatic one-year renewal terms. We do not have employment agreements with our other key management personnel. If we lose the services of Dr. Plachetka or the services of any of our other key personnel, or fail to recruit key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success will also depend in part on the continued service of our other key management personnel.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk at December 31, 2000 was confined to our cash and cash equivalents which had maturities of less than three months, and our short-term investments which have maturities of less than one year. We maintained an investment portfolio of commercial paper and short-term U.S. government securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

   POZEN's Financial Statements and notes thereto and the supplementary data are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See Item 14 of Part IV.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Identification of Directors

   Information with respect to the members of the Board of Directors of the Company is set forth under the captions "Nominee for Election as Director for a Term of Three Years" and "Directors Continuing in Office" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

   (b) Identification of Executive Officers

   Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.

   (c) Section 16(a) Beneficial Ownership Reporting Compliance.

   Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation

   Information required by this Item is set forth under the caption "Executive and Director Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this Item is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, Nominee for Director, and Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information required by this Item is set forth under the caption "Executive and Director Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules:

   1. Financial Statements

   The financial statements and reports of independent auditors are included herein. The supplementary data is included in note 11 to the financial statements. See page F-1 through F-20.

   2. Financial Statement Schedules

   Not applicable.

   3. List of Exhibits

   See below for a list of the exhibits incorporated by reference herein or filed herewith.

(b) Reports on Form 8-K.

   None.

(c) Exhibits Required by Item 601 of Regulation S-K.

   The following exhibits filed as a part of this Form 10-K include both exhibits submitted with this Report as filed with the SEC and those incorporated by reference to other filings:

 Exhibit
 Number                               Description
 -------                              -----------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant.*
  3.2    Amended and Restated Bylaws of the Registrant.*
  4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Amended and Restated Bylaws of the
         Registrant defining rights of the holders of common stock of the
         Registrant.
 10.1    Sublease Agreement between Quintiles, Inc. and the Registrant, dated
         April 7, 1997.*
 10.2    Stock Option Plan of the Registrant.*+
 10.3    First Amendment to Stock Option Plan dated February 14, 1997.*+
 10.4    Executive Employment Agreement with John R. Plachetka dated April 1,
         1999.*+
 10.5    License Agreement dated September 24, 1999 between the Registrant and
         F. Hoffman-La Roche Ltd. and Syntex.*
 10.6    Investor Rights Agreement dated July 28, 1999 between the Registrant and the holders of the Series D Preferred Stock.*

 Exhibit
 Number                                Description
 -------                               -----------
 10.7    Investor Rights Agreement dated March 24, 2000 between the Registrant and the holders of the Series E Preferred Stock.*
 10.8    2000 Equity Compensation Plan.*+
 10.9    Investor Rights Agreement dated August 28, 2000 between the Registrant and the holders of the Series F Preferred Stock.*
 10.10   Sublease Agreement between Intecardia, Inc. and the Registrant dated as of September 1, 2000.**
 21.1    List of Subsidiaries.*
 23.1    Consent of Ernst & Young LLP, Independent Auditors.**

--------
* Incorporated by reference to Registration Statement on Form S-1, No. 333-
35930.
** Filed herewith.
+ Management contracts or compensatory plans filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant:

                                          POZEN Inc.

Date: March 21, 2001                              /s/ John R. Plachetka
                                          By: _________________________________
                                                     John R. Plachetka
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/  John R. Plachetka           Chairman of the Board,       March 21, 2001
______________________________________  President and Chief
          John R. Plachetka             Executive Officer
                                        (Principal Executive
                                        Officer)

    /s/ Matthew E. Czajkowski          Senior Vice President,       March 21, 2001
______________________________________  Finance and
        Matthew E. Czajkowski           Administration, and Chief
                                        Financial Officer
                                        (Principal Financial
                                        Officer)

      /s/ John E. Barnhardt            Vice President, Finance      March 21, 2001
______________________________________  and Administration
          John E. Barnhardt             (Principal Accounting
                                        Officer)

     /s/ Jacques F. Rejeange           Director                     March 21, 2001
______________________________________
         Jacques F. Rejeange

       /s/ Bruce A. Tomason            Director                     March 21, 2001
______________________________________
           Bruce A. Tomason

        /s/ Peter J. Wise              Director                     March 21, 2001
______________________________________
            Peter J. Wise

         /s/ Ted G. Wood               Director                     March 21, 2001
______________________________________
             Ted G. Wood


                          Audited Financial Statements

                                   POZEN Inc.
                         (A Development Stage Company)

 Years ended December 31, 2000, 1999 and 1998 and the period from September 25,
                                      1996
   (inception) through December 31, 2000 with Report of Independent Auditors

                                   POZEN Inc.
                         (A Development Stage Company)

                          Audited Financial Statements

              Years ended December 31, 2000, 1999 and 1998 and the period from September 25, 1996 (inception) through December 31, 2000

                                    Contents

      Report of Independent Auditors....................................... F-3
      Audited Financial Statements
      Balance Sheets....................................................... F-4
      Statements of Operations............................................. F-5
      Statements of Stockholders' Equity................................... F-6
      Statements of Cash Flows............................................. F-8
      Notes to Financial Statements........................................ F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
POZEN Inc.

   We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000, 1999 and 1998, and for the period from September 25, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999 and 1998 and for the period from September 25, 1996 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

Raleigh, North Carolina
February 2, 2001

                                   POZEN Inc.
                         (A Development Stage Company)

                                 BALANCE SHEETS


                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Cash and cash equivalents.......................... $ 92,350,583  $  4,171,086
Prepaid expenses...................................      198,144        14,720
Accrued interest receivable........................      113,160        19,297
Other current assets...............................        9,091         9,553
                                                    ------------  ------------
Total current assets...............................   92,670,978     4,214,656
Furniture and fixtures, net of accumulated
 depreciation of $166,616 and $108,533.............      158,780       110,351
                                                    ------------  ------------
Total assets....................................... $ 92,829,758  $  4,325,007
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
 Accounts payable.................................. $    128,329  $    359,370
 Accrued expenses..................................    3,633,531     2,000,927
                                                    ------------  ------------
Total current liabilities..........................    3,761,860     2,360,297
Stockholders' equity:
 Series A preferred stock, $0.001 par value,
  authorized 2,750,000 shares, 2,105,931 shares
  issued and outstanding at December 31, 1999......          --          2,106
 Series B preferred stock, $0.001 par value,
  authorized 4,000,000 shares, 1,139,377 shares
  issued and outstanding at December 31, 1999......          --          1,139
 Series C preferred stock, $0.001 par value,
  authorized 2,839,507 shares, 563,044 shares
  issued and outstanding at December 31, 1999......          --            563
 Series D preferred stock, $0.001 par value,
  authorized 6,000,000 shares, 2,593,750 shares
  issued and outstanding at December 31, 1999......          --          2,594
 Common stock, $0.001 par value, 90,000,000 shares
  authorized, issued and outstanding, 27,732,213
  and 5,847,540 shares at December 31, 2000 and
  1999, respectively...............................       27,732         5,848
 Additional paid-in capital........................  143,330,124    28,742,154
 Preferred stock warrants..........................      426,048     1,341,000
 Deferred compensation.............................   (6,617,459)   (3,343,253)
 Deficit accumulated during the development stage..  (48,098,547)  (24,787,441)
                                                    ------------  ------------
Total stockholders' equity.........................   89,067,898     1,964,710
                                                    ------------  ------------
Total liabilities and stockholders' equity......... $ 92,829,758  $  4,325,007
                                                    ============  ============


                            See accompanying notes.

                                   POZEN Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                     Period from
                                                                    September 26,
                                                                   1996 (inception)
                                 Year Ended December 31,               through
                          ---------------------------------------    December 31,
                              2000          1999         1998            2000
                          ------------  ------------  -----------  ----------------
Operating expenses:
 General and
  administrative........  $  4,822,102  $  2,319,939  $ 1,477,768    $  9,727,027
 Research and
  development...........    19,398,904     9,458,225    7,569,187      39,548,003
                          ------------  ------------  -----------    ------------
Total operating
 expenses...............    24,221,006    11,778,164    9,046,955      49,275,030
Interest income
 (expense), net.........     1,844,378      (367,282)     309,324       2,110,961
                          ------------  ------------  -----------    ------------
Net loss................   (22,376,628)  (12,145,446)  (8,737,631)    (47,164,069)
Non-cash preferred stock
 charge.................    27,617,105           --           --       27,617,105
Preferred stock
 dividends..............       934,478           --           --          934,478
                          ------------  ------------  -----------    ------------
Loss attributable to
 common stockholders....  $(50,928,211) $(12,145,446) $(8,737,631)   $(75,715,652)
                          ------------  ------------  -----------    ------------
Basic and diluted net
 loss per common share..  $      (4.95) $      (2.08) $     (1.50)
                          ------------  ------------  -----------
Shares used in computing
 basic and diluted net
 loss per common share..    10,293,605     5,845,304    5,835,133
                          ------------  ------------  -----------
Pro forma net loss per
 common share--basic and
 diluted................  $      (2.56) $      (1.01)
                          ------------  ------------
Pro forma weighted
 average common shares
 outstanding--basic and
 diluted................    19,915,147    12,017,944
                          ------------  ------------


                              See accompanying notes.

                                   POZEN Inc.
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Series A  Series B  Series C  Series D
                            Date of     Preferred Preferred Preferred Preferred Common
                          Transaction     Stock     Stock     Stock     Stock    Stock
                         -------------- --------- --------- --------- --------- -------
 Issuance of 5,814,190     September
  shares of common stock      1996
  at $0.001 per share...                 $   --    $   --     $ --     $   --   $ 5,814
 Issuance of 2,105,931      December
  shares of Series A          1996
  preferred stock at
  $3.15 per share.......                   2,106       --       --         --       --
 Issuance of 78,776         December
  shares of Series A          1996
  preferred stock
  warrants for financing
  activities............                     --        --       --         --       --
 Deferred compensation..                     --        --       --         --       --
 Amortization of                             --        --       --         --       --
  deferred
  compensation..........
 Net loss...............                     --        --       --         --       --
                                         -------   -------    -----    -------  -------
Balance at December 31,                    2,106       --       --         --     5,814
 1996...................
 Proceeds from                               --        --       --         --       --
  stockholders'
  receivables...........
 Issuance of 1,135,000      December
  shares of Series B          1997
  preferred stock at
  $4.00 per share.......                     --      1,135      --         --       --
 Issuance of 36,450
  shares of Series B
  preferred stock
  warrants for financing
  activities............                     --        --       --         --       --
 Deferred compensation..                     --        --       --         --       --
 Amortization of                             --        --       --         --       --
  deferred
  compensation..........
 Net loss...............                     --        --       --         --       --
                                         -------   -------    -----    -------  -------
Balance at December 31,                    2,106     1,135      --         --     5,814
 1997...................
 Issuance of 4,377           March
  shares of Series C          1998
  preferred stock at
  $4.00 per share.......                     --          4      --         --       --
 Issuance of 563,044         March
  shares of Series C          1998
  preferred stock at
  $4.05 per share.......                     --        --       563        --       --
 Exercise of 29,977                          --        --       --         --        30
  stock options at $0.19
  per share.............
 Issuance of 8,884           March
  shares of Series C          1998
  preferred stock
  warrants for financing
  activities............                     --        --       --         --       --
 Deferred compensation..                     --        --       --         --       --
 Amortization of                             --        --       --         --       --
  deferred
  compensation..........
 Net loss...............                     --        --       --         --       --
                                         -------   -------    -----    -------  -------
Balance at December 31,                    2,106     1,139      563        --     5,844
 1998...................
 Issuance of 2,593,750   July and Sept.
  shares of Series D          1999
  preferred stock at
  $4.80 per share.......                     --        --       --       2,594      --
 Exercise of 3,373 stock                     --        --       --         --         4
  options at $0.19 per
  share.................
 Deferred compensation..                     --        --       --         --       --
 Amortization of                             --        --       --         --       --
  deferred
  compensation..........
 Issuance of 200,000     July and Sept.
  shares of Series D          1999
  preferred stock
  warrants for financing
  activities............                     --        --       --         --       --
 Net loss...............                     --        --       --         --       --
                                         -------   -------    -----    -------  -------
Balance at December 31,                    2,106     1,139      563      2,594    5,848
 1999...................
 Exercise of common                          --        --       --         --       208
  stock options.........
 Deferred compensation..                     --        --       --         --       --
 Amortization of                             --        --       --         --       --
  deferred
  compensation..........
 Preferred stock                             --        --       --         --       --
  dividends.............
 Conversion of preferred                  (2,106)   (1,139)    (563)    (2,594)  15,488
  stock into common
  stock.................
 Proceeds from sale of
  common stock in
  initial public
  offering, net of
  offering costs........                     --        --       --         --     5,000
 Proceeds from sale of                       --        --       --         --       750
  common stock..........
 Exercise of common                          --        --       --         --       369
  stock warrants........
 Dividends..............                     --        --       --         --        69
 Net loss...............                     --        --       --         --       --
                                         -------   -------    -----    -------  -------
Balance at December 31,                  $   --    $   --     $ --     $   --   $27,732
 2000...................
                                         -------   -------    -----    -------  -------

                                   POZEN Inc.
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Deficit
                                                        Accumulated
 Additional     Preferred    Receivable                  During the        Total
   Paid-In        Stock         From        Deferred    Development    Stockholders'
   Capital       Warrants   Stockholders  Compensation     Stage          Equity
 -----------    ----------  ------------  ------------  ------------   -------------
  $    (1,504)  $      --   $    (4,310)  $       --    $        --    $        --


    6,231,314          --    (1,000,000)          --             --       5,233,420


          --       242,000          --            --             --         242,000


      190,385          --           --            --             --             --
          --           --           --       (190,385)           --          28,267
          --           --           --         28,267       (101,334)      (101,334)
  -----------   ----------  -----------   -----------   ------------   ------------
    6,420,195      242,000   (1,004,310)     (162,118)      (101,334)     5,402,353
          --           --     1,004,310           --             --       1,004,310


    4,195,865          --                         --             --       4,197,000


          --       139,000          --            --             --         139,000


    1,001,629          --           --     (1,001,629)           --             --
          --           --           --        214,272            --         214,272
          --           --           --            --      (3,803,030)    (3,803,030)
  -----------   ----------  -----------   -----------   ------------   ------------
   11,617,689      381,000          --       (949,475)    (3,904,364)     7,153,905


       17,508          --           --            --             --          17,512


    2,170,250          --           --            --             --       2,170,813


        5,525          --           --            --             --           5,555


          --        35,000          --            --             --          35,000


     (362,489)         --           --       (362,489)           --             --
          --           --           --        401,468            --         401,468
          --           --           --            --      (8,737,631)    (8,737,631)
  -----------   ----------  -----------   -----------   ------------   ------------
   14,173,461      416,000                   (910,496)   (12,641,995)     1,046,622


   11,522,406          --           --            --                     11,525,000


          621          --           --            --             --             625


    3,045,666          --           --     (3,045,666)           --             --
          --           --           --        612,909            --         612,909
          --       925,000          --            --             --         925,000
          --           --           --            --     (12,145,446)   (12,145,446)
  -----------   ----------  -----------   -----------   ------------   ------------
   28,742,154    1,341,000                 (3,343,253)   (24,787,441)     1,964,710
       74,861          --           --            --             --          75,069
    6,328,492          --           --     (6,328,492)           --             --
          --           --           --      3,054,286            --       3,054,286
          --           --           --            --        (934,478)      (934,478)
   27,347,019          --           --            --             --      27,356,105


   67,798,052          --           --            --             --      67,803,052
   10,461,750          --           --            --             --      10,462,500
    1,805,682     (914,952)         --            --             --         891,099
      772,114          --           --            --             --         772,183
          --           --           --            --     (22,376,628)   (22,376,628)
  -----------   ----------  -----------   -----------   ------------   ------------
  $43,330,124   $  426,048  $       --    $(6,617,459   $(48,098,547)  $ 89,067,898
  ===========   ==========  ===========   ===========   ============   ============

                                   POZEN Inc.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                     Period from
                                                                    September 26,
                                                                   1996 (inception)
                                 Year Ended December 31,               through
                          ---------------------------------------    December 31,
                              2000          1999         1998            2000
                          ------------  ------------  -----------  ----------------
Operating activities
Net loss................  $(22,376,628) $(12,145,446) $(8,737,631)   $(47,164,069)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
  Depreciation..........        58,083        43,815       42,980         166,616
  Amortization of
   deferred
   compensation.........     3,054,286       612,909      401,468       4,311,202
  Noncash financing
   charge...............           --        450,000          --          450,000
Changes in operating
 assets and liabilities:
  Prepaid expenses and
   accrued interest
   receivable...........      (277,287)      (15,422)      76,579        (311,304)
  Other assets..........           462          (625)         (21)         (9,091)
  Accounts payable and
   accrued expenses.....     1,401,563       293,826      929,529       3,761,860
                          ------------  ------------  -----------    ------------
Net cash used in
 operating activities...   (18,139,521)  (10,760,943)  (7,287,096)    (38,794,786)
Investment activities
Purchase of equipment...      (106,512)      (54,676)     (44,334)       (325,396)
                          ------------  ------------  -----------    ------------
Net cash used in
 investing activities...      (106,512)      (54,676)     (44,334)       (325,396)
Financing activities
Proceeds from issuance
 of preferred stock.....    27,617,105     9,000,000    2,223,325      48,651,850
Proceeds from issuance
 of common stock........    78,970,720           625        5,555      78,976,900
Proceeds from
 stockholders'
 receivables............           --            --           --        1,004,310
Proceeds from notes
 payable................           --      3,000,000          --        3,000,000
Payment of dividend.....      (162,295)          --           --         (162,295)
                          ------------  ------------  -----------    ------------
Net cash provided by
 financing activities...   106,425,530    12,000,625    2,228,880     131,470,765
                          ------------  ------------  -----------    ------------
Net increase (decrease)
 in cash and cash
 equivalents............    88,179,497     1,185,006   (5,102,550)     92,350,583
Cash and cash
 equivalents at
 beginning of period....     4,171,086     2,986,080    8,088,630             --
                          ------------  ------------  -----------    ------------
Cash and cash
 equivalents at end of
 period.................  $ 92,350,583  $  4,171,086  $ 2,986,080    $ 92,350,583
                          ------------  ------------  -----------    ------------
Supplemental schedule of
 cash flow information
Cash paid for interest..  $      5,772  $    136,318  $    35,630    $    184,416
                          ------------  ------------  -----------    ------------
Supplemental schedule
 noncash investing and
 financing activities
Conversion of notes
 payable to preferred
 stock..................  $        --   $  3,000,000  $       --     $  3,000,000
                          ------------  ------------  -----------    ------------
Preferred stock
 dividend...............  $    772,183  $        --   $       --     $    772,183
                          ------------  ------------  -----------    ------------

                              See accompanying notes.

                                   POZEN Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


1. Significant Accounting Policies

Development Stage Company

   POZEN Inc. ("POZEN" or the "Company") was incorporated in the state of Delaware on September 25, 1996.

   The Company is a pharmaceutical company committed to building a portfolio of products with significant commercial potential in targeted therapeutic areas. The Company's initial therapeutic area of focus is migraine, where it has built a portfolio of four product candidates through a combination of innovation and in-licensing. The Company's lead product candidate is MT 100, which is being developed as an oral first-line therapy for the treatment of migraine.

   In order to continue to expand its product pipeline, the Company intends to complement its internal product innovations by in-licensing additional product candidates. The Company intends to commercialize its product candidates through other pharmaceutical companies in exchange for upfront and milestone payments and royalties. In the future, the Company may retain the right to co-promote its products.

   The Company's in-licensing strategy, intended to improve the Company's access to commercially attractive compounds, also provides the licensor with an option to license back the product candidate at various stages of development and on set terms and conditions.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities.

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company's investments consist primarily of the U.S. Government and various major corporations with high credit standings.

Equipment

   Equipment consists primarily of furniture and fixtures and is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

Research and Development Costs

   Research and development costs are charged to operations as incurred.

Income Taxes

   The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Net Loss Per Share

   Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share", for all periods presented.

   In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the years ended December 31, 2000 and 1999 as described below.

   The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31:

                                           2000          1999         1998
                                       ------------  ------------  -----------
Net loss attributable to common
 stockholders......................... $(50,928,211) $(12,145,446) $(8,737,631)
                                       ------------  ------------  -----------
Basic and diluted:
Weighted-average shares used in
 computing basic and diluted net loss
 per common share.....................   10,293,605     5,845,304    5,835,133
                                       ------------  ------------  -----------
Basic and diluted net loss per common
 share................................ $      (4.95) $      (2.08) $     (1.50)
                                       ------------  ------------  -----------

   The Company's preferred stock and related warrants converted into common stock and common stock warrants upon the closing of the Company's initial public offering in October 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the later of issuance of the preferred stock during, or at the beginning of, each of the years ended December 31:

                                                         2000         1999
                                                      -----------  -----------
Pro forma:
  Shares used above..................................  10,293,605    5,845,304
  Proforma adjustment to reflect weighted-average
   effect of assumed conversion of preferred stock...   9,621,542    6,172,640
                                                      -----------  -----------
  Total weighted-average shares of common stock
   outstanding proforma..............................  19,915,147   12,017,944
                                                      -----------  -----------
  Basic and diluted proforma net loss per share...... $     (2.56) $     (1.01)
                                                      -----------  -----------

   During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

                                                     2000      1999      1998
                                                   --------- --------- ---------
  Convertible preferred stock.....................       --  6,163,192 4,982,280
  Outstanding common stock options................   814,777   903,261   545,330
  Outstanding warrants............................   418,307   246,516   164,995
                                                   --------- --------- ---------
  Total........................................... 1,233,084 7,312,969 5,692,605
                                                   --------- --------- ---------

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Stock Based Compensation

   The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of the Company's common stock. In general, stock options and other equity instruments granted or issued to consultants and others who are not employees or directors are accounted for in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." For companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) as if the fair value-based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

Segment Reporting

   As of January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable operating segments as of December 31, 2000.

Accounting for Derivative Investments and Hedging Activities

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective January 1, 2001. The adoption of SFAS 133 had no impact on the Company's financial statements.

2. Stockholders' Equity

   In December 1996, the Company completed a private placement of 2,105,931 shares of its Series A Convertible Preferred Stock ("Series A") and received cash of $5,475,420 and notes receivable of $1,000,000, net of offering costs. The notes receivable were collected during 1997. In conjunction with the issuance of the Series A, in January 1997, the Company issued warrants to purchase 78,776 shares of Series A at a purchase price of $0.001 per share to certain key advisors for their services related to financing activities. The warrants have been accounted for as offering costs related to the issuance of the Series A at a value calculated under the "Black-Scholes" formula at approximately $242,000.

   In December 1997, the Company completed a private placement of 1,135,000 shares of its Series B Convertible Preferred Stock ("Series B") and received cash of $4,336,000, net of offering costs. At December 31, 1997, the Company issued warrants to purchase 36,450 shares of Series B at a purchase price of $0.001 per share to certain key advisors for their services related to financing activities. The warrants have been accounted for as offering costs related to the issuance of the Series B at a value calculated under the "Black-Scholes" formula at approximately $139,000.

   In March 1998, the Company issued an additional 4,377 shares of its Series B for $17,512 interest accrued on the funds received prior to the December 1997 Series B private placement.

   On March 4, 1998, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001, from 10,000,000 shares to 20,000,000 shares.

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


   In March 1998, the Company completed a private placement of 563,044 shares of its Series C Convertible Preferred Stock ("Series C") and received cash of $2,205,813, net of offering costs. In conjunction with the issuance of the Series C, the Company issued warrants to purchase 8,884 shares of Series C at a purchase price of $0.001 per share to certain key advisors for their services related to financing activities. The warrants have been accounted for as offering costs related to the issuance of Series C at a value calculated under the "Black-Scholes" formula at approximately $35,000.

   In July 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 20,000,000 shares to 30,000,000 shares and the number of authorized shares of preferred stock, par value $0.001 per share, from 10,000,000 shares to 20,000,000 shares.

   In July 1999 the Company completed a private placement of 1,875,000 shares of its Series D Convertible Preferred Stock ("Series D") and received cash of $9,000,000. In September 1999, upon completion of the Series D private placement, the previously issued Convertible Promissory Note ("Note") funded by MEDGROWTH S.A. ("MEDGROWTH") in bridge financing, issued on March 1, 1999 for $3,000,000, automatically converted into 625,000 shares of Series D at $4.80 per share. The terms of the Note provided for automatic conversion into shares of Series D on the same terms and conditions extended to other purchasers of Series D, the conversion of the $450,000 loan origination fee into Series D or payable in cash at the time of conversion and the issuance of 200,000 warrants to BB Medtech AG, of which MEDGROWTH is a wholly owned subsidiary, to purchase 200,000 shares of Series D at a purchase price of $3.15 per share with a term of two years for their services related to financing activities. Interest on the Note was paid at a fixed rate of 11% annually. The warrants have been accounted for as offering costs related to the issuance of the Series D at a value calculated under the "Black-Scholes" formula at approximately $925,000. MEDGROWTH elected to receive 93,750 shares of Series D in exchange for the Note's loan origination fee in the amount of $450,000, which was expensed as a financing cost.

   All outstanding shares of Series A, Series B, Series C and Series D and related warrants were converted into 8,636,436 shares of the Company's common stock and warrants upon the closing of the Company's initial public offering (the "Offering") in October 2000.

   In November 2000, common stock warrants valued at $925,000 were exercised for 269,800 shares of common stock.

   In December 2000, common stock warrants valued at $250,952 were exercised for 99,424 shares of common stock.

   On August 28, 2000 and September 14, 2000, the Board of Directors and the stockholders, respectively, of the Company approved a 1.349-for-1 common stock split to be effective prior to the effectiveness of the Offering. An amendment to the Company's Certificate of Incorporation effecting the stock split was filed with the State of Delaware on October 6, 2000. All common share and per common share amounts for all periods presented in the accompanying financial statements reflect the effect of this common stock split.

   In addition, the Board of Directors and stockholders approved an amendment to the Certificate of Incorporation that took effect upon the completion of the initial public offering, increasing the authorized capital stock to 90,000,000 shares of common stock and reducing the number of authorized preferred stock to 10,000,000, each with a par value of $0.001.

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Shares Reserved for Future Issuance

   At December 31, 2000, shares of common stock reserved for future issuance are as follows:

   Shares available for grant under stock option plans.............. 2,980,000
   Shares issuable pursuant to options granted under stock option plans........................................................... 1,383,573
   Warrants.........................................................   101,031
                                                                     ---------
   Total reserved................................................... 4,464,604
                                                                     ---------

3. Redeemable Preferred Stock

   On March 24, 2000, the Company completed a private placement of 2,589,927 shares of Series E Convertible Preferred Stock ("Series E") and received cash of $16,875,115, net of offering costs. The terms of the Series E provide for similar rights as those provided to the Series A, Series B, Series C, and Series D. The Series E holders were entitled to receive cumulative dividends at an annual rate of 8% of the original purchase price payable in cash or shares of Series E at the option of the holder. Dividends are payable when declared by the Board of Directors and upon conversion, liquidation or redemption. The terms of conversion decreased the conversion price from $6.95 to $5.73 since the Company was unable to complete by September 15, 2000 a qualified public offering or to effect a merger or acquisition of the Company that would entitle the holders of the Series E to receive $10.43 or more per share. At the date of issuance, the Company believed the per share price of $6.95 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of March 2000 and determined it to be $22.48 per share (on a pre-split basis). Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the non-cash preferred stock charge at the date of issuance by offsetting charges and credits to additional paid-in capital of $16,875,115, without any effect on total stockholders' equity. The non-cash charge was limited to the net proceeds received from the Series E offering.

   In conjunction with the issuance of the Series E, the Company issued warrants to purchase 24,485 shares of Series E at an initial exercise price of $6.95 per share to certain key advisors for their services related to financing activities. These warrants have since been modified to provide for an additional per share payment upon exercise, equal to the difference between the exercise price otherwise applicable and the initial public offering price per share of common stock. The warrants have been accounted for as offering costs related to the issuance of Series E at a value calculated under the "Black Scholes" formula at approximately $261,000.

   On August 28, 2000, the Company completed a private placement of 1,597,285 shares of Series F and received cash of $10,742,000, net of offering costs. The terms of the Series F are substantially similar to those of Series E. The Company recorded a non-cash preferred stock charge at the date of issuance by offsetting charges and credits to additional paid-in capital of $10,742,000, without any effect on total stockholders' equity.

   All outstanding shares of Series E and Series F and related Series E warrants were converted into 6,851,207 shares of the Company's common stock and 33,030 warrants upon the closing of the Company's initial public offering in October 2000.

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


4. Accrued Expenses

   Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Clinical trial contract costs......................... $2,793,848 $1,832,551
   Compensation costs....................................    407,192        --
   Other.................................................    432,491    168,376
                                                          ---------- ----------
                                                          $3,633,531 $2,000,927
                                                          ========== ==========

5. Income Taxes

   At December 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $39.4 million and $22.1 million, respectively, for income tax purposes. At December 31, 2000 and 1999, the Company had research and development credit carryforwards of approximately $1.9 million and $685,000, respectively. The federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The state net operating loss carryforwards begin to expire in 2001. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. When, and if recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of net operating loss carryforwards is limited in certain situations where changes occur in stock ownership.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
   Deferred tax assets:
    Net operating loss carryforward.................. $ 15,760,000  $ 9,040,000
    Research and development credits.................    1,923,000      685,000
    Other............................................      419,000          --
                                                      ------------  -----------
   Total deferred tax assets.........................   18,102,000    9,725,000
   Valuation allowance...............................  (18,102,000)  (9,725,000)
                                                      ------------  -----------
   Net deferred tax asset............................ $        --   $       --
                                                      ============  ===========

6. Stock Option Plan

   On November 20, 1996, the Company established a Stock Option Plan and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. Awards may be made to participants in the form of incentive and nonqualified stock options. Eligible participants under the Plan include executive and key employees of the Company. The vesting period ranges from immediate vesting at issuance to three years or

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

immediately upon a significant change in ownership as defined by the plan document. The exercise price for incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are 10% or more stockholders of the Company).

   In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan. The Plan became effective upon the consummation of the Company's initial public offering in October 2000 and provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units and other stock-based awards to our employees, non-employee directors, advisors, and consultants. The Plan authorizes up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for purposes of the Plan.

   A summary of the Company's stock option activity, and related information is as follows:

                                                                   Weighted-
                                                     Number of  Average Exercise
                                                      Shares         Price
                                                     ---------  ----------------
   Balance at December 31, 1996.....................    88,562        0.19
    Options granted.................................   470,127        0.19
    Forfeited.......................................   (10,118)       0.19
                                                     ---------       -----
   Balance at December 31, 1997.....................   548,571        0.19
    Options granted.................................   194,593        0.33
    Exercised.......................................   (29,977)       0.19
    Forfeited.......................................  (104,923)       0.19
                                                     ---------       -----
   Balance at December 31, 1998.....................   608,264        0.23
    Options granted.................................   612,221        1.12
    Exercised.......................................    (3,373)       0.19
    Forfeited.......................................  (105,222)       0.88
                                                     ---------       -----
   Balance at December 31, 1999..................... 1,111,890        0.66
    Options granted.................................   486,762        2.87
    Exercised.......................................  (208,334)       0.36
    Forfeited.......................................    (6,745)       1.48
                                                     ---------       -----
   Balance at December 31, 2000..................... 1,383,573       $1.49
                                                     ---------       -----

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


   The options outstanding and exercisable at December 31, 2000 are as follows:

          Options Outstanding                     Weighted-Average
       -----------------------------            Remaining Contractual
       Exercise           Number                        Life                      Vested
        Price           Outstanding                  (In years)                   Options
       --------         -----------             ---------------------             -------
        $ 0.19             354,294                       6.6                      336,664
        $ 0.44              77,568                       7.7                       41,595
        $ 0.89             233,828                       8.3                       64,078
        $ 1.48             366,029                       8.9                       77,043
        $ 2.02             167,276                       9.2                          --
        $ 3.40              76,893                       9.4                          --
        $ 3.74              47,215                       4.6                          --
        $ 4.25              40,470                       9.8                          --
        $12.50              20,000                       9.9                          --
                         ---------                                                -------
                         1,383,573                                                519,380
                         ---------                                                -------

   The following table summarizes the fair value of options granted:

                                                              Weighted-Average
                                          Fair Value           Exercise Price
                                      ---------------------  ------------------
           Type of Option              2000    1999   1998    2000  1999  1998
           --------------             ------  ------  -----  ------ ----- -----
Stock price = exercise price......... $12.50  $  --   $ --   $12.50 $ --  $ --
Stock price > exercise price......... $20.23- $ 4.05- $4.00- $ 2.36 $1.12 $0.33
                                      $22.48  $20.23  $4.05

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

   During the years ended December 31, 2000, 1999 and 1998 in connection with the grant of certain share options to employees, the Company recorded deferred compensation of $6,328,492, $3,045,666, and $362,439, respectively, representing the excess of the fair value of the common stock on the date of grant over the exercise price. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense according to the vesting method. During the years ended December 31, 2000, 1999 and 1998 and from September 26, 1996 (inception) through December 31, 2000, the Company recorded amortization of deferred compensation of $3,054,286, $612,909, $401,468 and $4,311,202, respectively.

   Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

                                                       2000      1999     1998
                                                     --------- -------- --------
   Expected dividend yield..........................     0%       0%       0%
   Risk-free interest rate range.................... 5.3%-6.6%   6.5%     6.0%
   Expected life.................................... 10 years  10 years 10 years

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


   For periods following the Company's initial public offering, the "Black-Scholes" method was used to calculate the fair value of options granted. This method includes the above assumptions, as well as the estimated volatility of the Company's common stock.

   The minimum value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders would not have been materially affected.

7. Leases

   The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $123,000, $107,000, $116,000 and $536,000 for the
years ended December 31, 2000, 1999 and 1998 and for the period September 25, 1996 (inception) through December 31, 2000, respectively. The following is a schedule of future minimum lease payments for operating leases at December 31, 2000:

             2001............................ $143,243
             2002............................  146,855
             2003............................   50,720
                                              --------
                                              $340,818
                                              ========

8. License Agreement

   In September 1999, the Company entered into a licensing agreement with F. Hoffmann-La Roche, Ltd. and Syntex (collectively, "Roche") in which the Company is granted certain patent rights and know how to develop, manufacture and commercialize Roche's MT 500 compound. The agreement provides for a product option during two discrete periods whereby Roche would re-acquire all of the rights granted to the Company as well as any data, documentation, know how and additional intellectual property generated, owned or controlled by the Company. Depending upon the development period at which the product option is exercised, Roche would make specified one-time payments upon exercise of the product option and upon NDA approval. In addition, Roche would make royalty payments based upon net sales. In general, either party may terminate the agreement in the event of an uncured material breach by the other party, or in the event of the bankruptcy of the other party. In either case the terminating party will obtain all rights to the product. Additionally, the Company, prior to exercise of the option by Roche, or Roche, following exercise of the option by Roche, may terminate the agreement without cause by providing the other party with 180 days' written notice, in which case the non-terminating party will obtain all rights to the product. All royalty and other payment obligations of the parties survive any termination of the agreement.

   The Company made a one-time non refundable payment of $1 million to enter into this agreement. If the collaborative agreement continues for the full term, the Company will pay Roche royalties on net sales and a portion of all payments owed by the Company's sublicensees less the Company's development cost. The

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

product has not completed the clinical development process. As the Company is required to advance the product through the clinical development process, it has charged the $1 million payment to research and development.

9. Retirement Savings Plan

   In July 1997, the Company began a defined contribution 401(k) pension plan (the "Plan") covering substantially all employees who are at least 21 years of age. Based upon management's discretion, the Company may elect to make contributions to the Plan. For the years ended December 31, 1998, 1999 and 2000, and for the period September 25, 1996 (inception) through December 31, 2000, the Company did not make any contributions to the Plan.

10. Legal Proceedings

   The Company is not a party to any material legal proceedings.

   On October 6, 2000, an action was filed against the Company arising out the engagement of an investment banking firm in early 1999 to assist the Company with the sale of convertible preferred stock in a private placement offering. It is alleged that POZEN owes certain fees and expenses in connection with the termination of the firm's engagement, and transaction consideration, including warrants, in connection with the issuance and sale of preferred stock in the twelve-month period following the termination of such engagement. The Company believes that this is not a material proceeding and is vigorously defending the action. The Company also believes that any fees or expenses incurred will not have a material effect on the financial position or the results of operations of the Company.

11. Summary of Operations by Quarters (Unaudited)

                                                    2000
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                  (in thousands except for per share data)
Operating expenses............  $  3,033     $ 6,314    $  8,789     $ 6,085
Net loss......................    (2,984)     (6,058)     (8,554)     (4,780)
Net loss attributable to
 common stockholders..........   (19,859)     (6,449)    (19,735)     (4,885)
Net loss per share of common
 stock
 Basic and diluted............  $  (3.43)    $ (1.10)   $  (3.35)    $ (0.21)
 Proforma.....................     (1.34)      (0.34)      (1.00)      (0.19)
Number of shares used in per
 share calculation
 Basic and diluted............     5,792       5,873       5,887      23,623
 Proforma.....................    14,848      18,747      19,737      26,328

                                                    1999
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                  (in thousands except for per share data)
Operating expenses............   $ 2,099     $ 1,810     $ 3,208     $ 4,661
Net loss......................    (2,068)     (1,883)     (3,610)     (4,585)
Net loss attributable to
 common stockholders..........    (2,068)     (1,883)     (3,610)     (4,585)
Net loss per share of common
 stock
 Basic and diluted............   $ (0.35)    $ (0.32)    $ (0.62)    $ (0.78)
 Proforma.....................     (0.19)      (0.17)      (0.31)      (0.32)
Number of shares used in per
 share calculation
 Basic and diluted............     5,844       5,844       5,844       5,845
 Proforma.....................    11,018      11,018      11,552      14,482

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.1    Sublease Agreement between Quintiles, Inc. and the Registrant, dated
         April 7, 1997.*

 10.2    Stock Option Plan of the Registrant.*+

 10.3    First Amendment to Stock Option Plan dated February 14, 1997.*+

 10.4    Executive Employment Agreement with John R. Plachetka dated April 1,
         1999.*+

 10.5    License Agreement dated September 24, 1999 between the Registrant and
         F. Hoffman-La Roche Ltd. and Syntex.*

 10.6 Investor Rights Agreement dated July 28, 1999 between the Registrant and the holders of the Series D Preferred Stock.*

 10.7 Investor Rights Agreement dated March 24, 2000 between the Registrant and the holders of the Series E Preferred Stock.*

 10.8    2000 Equity Compensation Plan.*+

 10.9 Investor Rights Agreement dated August 28, 2000 between the Registrant and the holders of the Series F Preferred Stock.*

 10.10 Sublease Agreement between Intecardia, Inc. and the Registrant dated as of September 1, 2000.**

 21.1    List of Subsidiaries.*

 23.1    Consent of Ernst & Young LLP, Independent Auditors.**

--------
*Incorporated by reference to Registration Statement on Form S-1, No. 333-
35930.
**Filed herewith.
+Management contracts or compensatory plans filed pursuant to Item 14(c) of Form 10-K.