Form 10-K/A
period 2000-12-31
POZEN INC /NC
filed 2001-03-23
CIK 1059790

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

   In September 1999, utilizing our license back option model, we obtained an exclusive worldwide license for MT 500, a novel serotonin (5-HT\\2\\B) receptor antagonist discovered by Roche. Receptors are substances in the body that interact with drugs to produce certain bodily functions. 5-HT\\2\\B receptors are believed to be activated by a mobilization of serotonin, provoking inflammation of the nerves in cerebral blood vessels and leading ultimately to the pain and associated symptoms of migraine. We believe that MT 500 acts as an antagonist, or blocker, of the 5-HT\\2\\B receptor, and is the first orally administered, highly selective 5-HT\\2\\B receptor antagonist being developed specifically for the prophylactic treatment of migraine in patients suffering frequent and debilitating attacks. By selectively blocking the 5-HT\\2\\B receptor, MT 500 may prevent or reduce the occurrence of migraine attacks without producing the unwanted side effects associated with currently used prophylactic migraine therapies.

 MT 500 Studies

   MT 500 has been evaluated in five Phase 1 clinical trials and one Phase 2 clinical trial conducted by Roche. The Phase 2 trial was for an indication unrelated to migraine. In all studies, MT 500 was generally well tolerated. There were no serious adverse events reported, and side effects were generally mild or moderate.

   We have performed four 13-week toxicology studies with MT 500, two in rats and two in dogs. These studies were intended to support a proof-of-concept study in migraine patients. Both studies administered a twice-daily dosing regimen of MT 500 using oleic acid as a delivery medium. In the first dog study, we found unexpected changes in the liver that were not observed in the studies performed by Roche using a different delivery medium and a once-daily dosing regimen. We have completed an additional study in dogs designed to determine whether the liver changes were due to the delivery medium, the drug or the dosing regimen. In this repeat study, there was no evidence of liver injury with MT 500. The results in this study were consistent with the studies performed by Roche.

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