Form 10-Q
period 2001-03-31
POZEN INC /NC
filed 2001-05-14
CIK 1059790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number 000-31719

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes   |_| No

The number of shares outstanding of the registrant's common stock as of May 11, 2001 was 27,905,959.

                                   POZEN Inc.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2001

                                      INDEX

PART I.         FINANCIAL INFORMATION                                                                           Page

Item 1.         Financial Statements (unaudited)

                Balance Sheets as of March 31, 2001 and December 31, 2000..................................       1

                Statements of Operations for the Three Months Ended
                March 31, 2001 and 2000 and Period From
                Inception (September 26, 1996) Through March 31, 2001......................................       2

                Statements of Cash Flows for the Three Months Ended
                March 31, 2001 and 2000 and Period From
                Inception (September 26, 1996) Through March 31, 2001......................................       3

                Notes to Financial Statements..............................................................       4

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................................................       6

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................      15


PART II.        OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................      16

Item 6.         Exhibits and Reports on Form 8-K...........................................................      16

Signature Page.............................................................................................      17

Exhibit Index..............................................................................................      18


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                   POZEN Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                                                                 March 31,          December 31,
                                                                                                    2001                2000
                                                                                                    ----                ----
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $ 87,701,155         $ 92,350,583
   Prepaid expenses                                                                                  317,289              198,144
   Accrued interest receivable                                                                         5,764              113,160
   Other current assets                                                                                9,091                9,091
                                                                                               ---------------     ----------------
     Total current assets                                                                         88,033,299           92,670,978
Equipment, net of accumulated depreciation                                                           174,555              158,780
                                                                                               ---------------     ----------------
     Total assets                                                                               $ 88,207,854         $ 92,829,758
                                                                                               ===============     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $  449,604            $ 128,329
   Accrued expenses                                                                                2,337,598            3,633,531
                                                                                               ---------------     ----------------
     Total current liabilities                                                                     2,787,202            3,761,860

Common stock, $0.001 par value, 90,000,000 shares authorized, issued and outstanding 27,872,276 and 27,732,213 shares at March 31, 2001 and
   December 31, 2000, respectively                                                                    27,872               27,732
Additional paid in capital                                                                       143,443,497          143,330,124
Common stock warrants                                                                                396,376              426,048
Deferred compensation                                                                             (5,815,086)          (6,617,459)
Deficit accumulated during the development stage                                                 (52,632,007)         (48,098,547)
                                                                                               ---------------     ----------------
   Total stockholders' equity                                                                     85,420,652           89,067,898
                                                                                               ---------------     ----------------
   Total liabilities and stockholders' equity                                                    $88,207,854          $92,829,758
                                                                                               ===============     ================


See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                         Period From
                                                                                                          Inception
                                                                                                       (September 26,
                                                                      Three Months Ended                1996) Through
                                                                           March 31,                      March 31,
                                                               ----------------------------------    --------------------
                                                                    2001               2000                 2001
                                                                    ----               ----                 ----
Operating expenses:
   General and administrative                                   $ 1,502,518       $    897,497            $ 11,229,545
   Research and development                                       4,256,634          2,415,277              43,804,637
                                                               ---------------    ---------------    --------------------
Total operating expenses                                          5,759,152          3,312,774              55,034,182
Interest income, net                                              1,225,692             49,075               3,336,653
                                                               ---------------    ---------------    --------------------
Net loss                                                         (4,533,460)        (3,263,699)            (51,697,529)
                                                               ---------------    ---------------    --------------------

Non-cash preferred stock charge                                          --         16,875,115              27,617,105
Preferred stock dividends                                                --                 --                 934,478
                                                               ---------------    ---------------    --------------------

Net loss attributable to common stockholders                    $(4,533,460)      $(20,138,814)           $(80,249,112)
                                                               ===============    ===============    ====================

Basic and diluted net loss per common share                     $     (0.16)      $      (3.44)
                                                               ===============    ===============

Shares used in computing basic and diluted
   net loss per common share                                     27,838,577          5,856,422
                                                               ===============    ===============

Pro forma net loss per common share - basic and diluted                           $      (1.36)
                                                                                  ===============
Pro forma weighted average common shares
   outstanding - basic and diluted                                                  14,822,456
                                                                                  ===============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Period From
                                                                             Three Months Ended                  Inception
                                                                                  March 31,                (September 26, 1996)
                                                                                                             Through March 31,
                                                                       ---------------------------------    --------------------
                                                                           2001               2000                  2001
                                                                           ----               ----                  ----
Operating activities
Net loss                                                                $ (4,533,460)      $ (3,263,699)         $(51,697,529)
Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                              17,203              9,332               183,819
    Amortization of deferred compensation                                    802,373            656,891             5,113,575
    Non-cash financing charge                                                     --                 --               450,000
   Changes in operating assets and liabilities:
    Prepaid expenses and accrued interest receivable                         (11,749)           (17,582)             (323,053)
    Other assets                                                                  --                462                (9,091)
    Accounts payable and accrued expenses                                   (974,658)           254,441             2,787,202
                                                                       ---------------     --------------      ----------------
Net cash used in operating activities                                     (4,700,291)        (2,360,155)          (43,495,077)

Investment activities
Purchase of equipment                                                        (32,978)           (14,776)             (358,374)
                                                                       ---------------     --------------      ----------------
Net cash used in investing activities                                        (32,978)           (14,776)             (358,374)
                                                                       ---------------     --------------      ----------------

Financing activities
Proceeds from issuance of preferred stock                                         --         16,875,115            48,651,850
Proceeds from issuance of common stock                                        83,841                 25            79,060,741
Proceeds from notes payable                                                       --                 --             3,000,000
Proceeds from stockholders' receivables                                           --                 --             1,004,310
Payment of dividends                                                              --                 --              (162,295)
                                                                       ---------------     --------------     -----------------
Net cash provided by financing activities                                     83,841         16,875,140           131,554,606
                                                                       ---------------     --------------     -----------------
Net (decrease) increase in cash and cash equivalents                      (4,649,428)        14,500,209            87,701,155
Cash and cash equivalents at beginning of period                          92,350,583          4,171,086                    --
                                                                       ---------------     --------------     -----------------
Cash and cash equivalents at end of period                              $ 87,701,155        $18,671,295        $   87,701,155
                                                                       ===============     ==============     =================

Supplemental schedule of cash flow information
   Cash paid for interest                                               $         --        $        --        $      184,416
                                                                       ===============     ==============     =================

Supplemental schedule of non-cash investing
   and financing activities
   Conversion of notes payable to preferred stock                       $         --        $        --        $    3,000,000
                                                                       ===============     ==============     =================

   Preferred stock dividend                                             $         --        $        --        $      772,183
                                                                       ===============     ==============     =================



See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Organization

POZEN Inc. (the "Company") is a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since its inception in 1996, the Company's business activities have been associated primarily with the development and acquisition of four pharmaceutical product candidates for the treatment of migraine. Its lead product candidate, MT 100, is intended to be a first-line oral treatment. MT 300 is being developed for relief of severe migraine. MT 400 is designed to provide fast and longer-lasting relief for migraine sufferers, while MT 500 is a product candidate for the prophylactic treatment of migraine. This portfolio serves distinct segments of the migraine market.

2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Statements--The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K/A. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

1.349-for-1 Stock Split--The accompanying financial statements for the three months ended March 31, 2000 have been adjusted retroactively to reflect a 1.349-for-1 stock split, which was effected on October 5, 2000.

Non-cash Preferred Stock Charge--In accordance with Emerging Issues Task Force Issue No. ("EITF") 98-5, the Company has recorded a deemed dividend to preferred stockholders that represents the excess of the fair value of the underlying common stock and warrants issued to the series E and series F convertible preferred stockholders over the sales price of the securities, but with the charge limited to the net proceeds received from the series E and series F offerings, respectively.

Stock-based Compensation--The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation.

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the three months ended March 31, 2001 and recorded $4.3 million in the three months ended March 31, 2000. Deferred compensation is recorded as a component of stockholders' equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $802,373 and $656,891 in the three-month periods ended March 31, 2001 and 2000, respectively.

Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. ("SFAS") 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on its financial statements.

3.   Net Loss Per Share

Basic net loss per share is based on the weighted-average number of common shares outstanding. Potentially dilutive securities, consisting of convertible preferred stock, stock options and warrants, have been excluded from the historical diluted earnings per share computations since their effect is antidilutive.

In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share, as presented below and in the financial statements, has been computed for the three months ended March 31, 2000 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock upon the completion of the Company's initial public offering from the original date of issuance.

A reconciliation of pro forma basic and diluted net loss per common share is as follows:

                                                                    Three Months Ended
                                                                        March 31,
                                                            ----------------------------------
                                                                 2001                2000
                                                                 ----                ----

Net loss                                                       $(4,533,460)     $  (3,263,699)
Non-cash preferred stock charge                                         --         16,875,115
                                                            ----------------     --------------

Net loss attributable to common stockholders                   $(4,533,460)      $(20,138,814)
                                                            ================     ==============

Shares used in computing basic and diluted
   net loss per common share                                    27,838,577          5,856,422
                                                            ================     ==============
Basic and diluted net loss per common share                    $     (0.16)     $       (3.44)
                                                            ================     ==============

Pro Forma:
Shares used above                                                                   5,856,422
Adjustment to reflect weighted-average effect
   of conversion of preferred stock                                                 8,966,034
                                                                                 --------------
Pro forma weighted average common shares
   outstanding - basic and diluted                                                 14,822,456
                                                                                 ==============

Pro forma net loss per common share - basic
   and diluted                                                                  $       (1.36)
                                                                                 ==============


4.   Redeemable Preferred Stock and Non-cash Preferred Stock Charge

In March 2000, the Company completed a private placement of series E convertible preferred stock resulting in net proceeds of $16,875,115.

In connection with this offering, the Company recorded a non-cash preferred stock charge of $16,875,115 during March 2000. The non-cash charge was related to the beneficial conversion feature of the preferred stock that the Company sold. The series E convertible preferred stock was sold at $6.95 per share. In addition, the terms of conversion provided for a decrease in the conversion price from $6.95 to $5.73 if the Company did not complete its initial public offering by September 15, 2000. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of March 2000 and determined it to be $15.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The deemed dividend was limited to the net proceeds received from the series E offering. The Company recorded the deemed dividend at the dates of issuance by an offsetting charge and credit to additional paid-in capital of $16,875,115, without any effect on total stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q and the financial statements (and notes thereto) appearing in our Form 10-K/A, filed on March 23, 2001. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning our operations, economic performance and financial condition within the meaning of the federal securities laws. These statements may be found in this section and elsewhere in this report.

Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements, which are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, those set forth below in "Factors That May Affect Our Results." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since our inception in 1996, our business activities have been associated primarily with the development and acquisition of four pharmaceutical product candidates. Our lead product candidate, MT 100, is intended to be a first-line oral treatment. MT 300 is being developed for relief of severe migraine. MT 400 is designed to provide fast and longer-lasting relief for migraine sufferers, while MT 500 is a product candidate for the prophylactic treatment of migraine. This portfolio serves distinct segments of the migraine market. Specifically, our business activities have included:

         o  product candidate research and development;
         o  designing and funding clinical trials for our product candidates;
         o  regulatory and clinical affairs;
         o  intellectual property prosecution and expansion; and
         o  business development including product acquisition or in-licensing.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaboration payments payable to us nor have we received any payments that are refundable or subject to performance milestones.

Our results include non-cash compensation expense as a result of the issuance of stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the equity instruments issued. APB 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS 123. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations.

We have incurred significant losses since our inception and we have not generated any revenue. As of March 31, 2001, our accumulated deficit was $52,632,007. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 and Phase 2 clinical trial activities for our product candidates MT 100 and MT 300, respectively, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, apply for regulatory approval, continue development of our other migraine therapeutic product candidates, and acquire and develop product candidate portfolios in other therapeutic areas. Our results may vary depending on many factors, including the progress of MT 100 and MT 300 in the regulatory process; the acceleration of our other product candidates in the regulatory process; the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and acquisition or in-licensing of other therapeutic product candidates. Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

Net loss per share: Net loss for the quarter was $4,533,460, compared to a net loss of $3,263,699, for the same period in 2000, after excluding the non-cash preferred stock charge. In the three months ended March 31, 2000, we recorded a non-cash preferred stock charge of $16,875,115 which resulted from the sale of series E convertible preferred stock in March 2000 at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss attributable to common stockholders for the three months ended March 31, 2001 was $4,533,460, or $0.16 per share, and for the three months ended March 31, 2000 was $20,138,814, or $3.44 per share. Pro forma net loss allocable to common shareholders, giving effect to the conversion of such stock that automatically converted to common stock upon the completion of our initial public offering, was $1.36 per common share for the three months ended March 31, 2000.

Revenue: We generated no revenue during the three months ended March 31, 2001 and the three months ended March 31, 2000.

Research and development: Research and development expenses increased 76.2% to $4,256,634 for the three months ended March 31, 2001 from $2,415,277 for the three months ended March 31, 2000. This $1,841,000 increase was due primarily to a $1,209,000 increase in the costs associated with the clinical trial for MT
400. A net increase of $483,000 resulted from the increased development costs related to MT 100 and MT 300, offsetting decreased development costs for MT 500 as compared to the quarter for the prior year. Additional research and development departmental costs increased $149,000, of which $25,000 represented amortization of deferred stock compensation. Total amortization of deferred compensation included in research and development expenses for the three months ended March 31, 2001 was $366,000. Research and development expenses included the personnel costs related to our research activities and clinical trial preparations and monitoring expenses, and any regulatory matters.

General and administrative: General and administrative expenses increased 67.4% to $1,502,518 for the three months ended March 31, 2001 from $897,497 for the three months ended March 31, 2000. This $605,000 increase resulted from an increase of $296,000 in fees, services and other costs related to our public disclosure and investor communication activities. Personnel and related benefits increased by $200,000, of which $120,000 represented increased amortization of deferred compensation. Other costs related to the operational infrastructure increased by $109,000. Total amortization of deferred compensation included in general and administrative expenses for the three months ended March 31, 2001 was $437,000. General and administrative expenses consisted primarily of the costs of administrative personnel and related facility costs along with legal, accounting and professional fees.

Interest income: Interest income increased to $1,225,692 for the three months ended March 31, 2001 from $49,075 for the three months ended March 31, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Income Taxes

As of March 31, 2001, we had federal and state net operating loss carryforwards of approximately $43,900,000 and research and development credit carryforwards of approximately $1,900,000. These federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. State net operating loss carryforwards begin to expire in 2011. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our public offering, resulting in aggregate net proceeds to us of $131,554,606. As of March 31, 2001, cash and cash equivalents totaled $87,701,155.

Financing activities since inception represent the net proceeds we received from the sale of preferred and common stock and proceeds from notes payable. In March 2000, we closed a private placement of series E convertible preferred stock in which we raised net proceeds of $16,875,115 after commission and expenses. In connection with this offering, we recorded a non-cash charge of $16,875,115 during March 2000 related to the beneficial conversion feature of the preferred stock we sold in March 2000. The series E convertible preferred stock was sold in March 2000 at $6.95 per share, which represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock at that time.

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

Net cash used in investing activities included primarily additions of equipment. Since inception through March 31, 2001, approximately $358,000 was spent on equipment.

At March 31, 2001, cash and cash equivalents totaled $87,701,155, a decrease of $4,649,428 as compared to December 31, 2000. The decrease in cash and cash equivalents resulted primarily from the cash used in operating activities. Cash used by operations of $4,700,291 during the three months ended March 31, 2001 represented a net loss of $4,533,460 offset by non-cash charges of $819,576, a net increase in prepaid and other assets of $11,749 and a decrease in accounts payable and accrued liabilities of $974,658. Cash used in investing activities of $32,978 during the three months ended March 31, 2001 reflected the purchase of equipment. Cash provided by financing activities during the three months ended March 31, 2001, which totaled $83,841, was generated primarily by the exercise of stock options.

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of MT 100 and anticipate that for the foreseeable future our ability to achieve profitability will be dependent on its successful development, approval and commercialization. Many factors could negatively affect the success of our efforts to develop and commercialize MT 100, including:

         o negative, inconclusive or otherwise unfavorable results from our toxicology, genotoxicity or carcinogenicity studies or from our other studies or clinical trials;

         o an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of MT 100;

         o an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of MT 100, or any disruption of any of these arrangements, if established;

         o  a failure to achieve market acceptance of MT 100;

         o significant delays in our toxicology, genotoxicity and carcinogenicity studies;

         o any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and

         o significant increases in the costs of toxicology, genotoxicity and carcinogenicity studies.

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

We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

         o  develop and obtain regulatory approvals for our product candidates;

         o  receive upfront and milestone payments;

         o successfully commercialize our product candidates, which may include entering into collaborative agreements; and

         o  secure contract manufacturing and distribution services.

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

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials of all of our product candidates. Any unanticipated costs or delays in these studies or trials, or the need to conduct additional studies or trials, could reduce our revenues and profitability.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our clinical trials for our other product candidates, we may be unable to submit an NDA to the FDA as scheduled because the FDA may require us to conduct additional clinical trials and studies. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analysis be conducted. For example, the FDA may require data in certain subpopulations, such as pediatric use, or may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver to delay such studies.

Our costs associated with our human clinical trials vary based on a number of factors, including:

         o  the order and timing of clinical indications pursued;

         o the extent of development and financial support from collaborative parties, if any;

         o  the number of patients required for enrollment;

         o the difficulty in obtaining sufficient patient populations and clinicians;

         o the difficulty of obtaining clinical supplies of our product candidates; and

         o  governmental and regulatory delays.

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

We are subject to a number of risks associated with our dependence on contractual and collaborative arrangements with others:

         o We may not have day-to-day control over the activities of our contractors or collaborators.

         o  Third parties may not fulfill their obligations to us.

         o We may not realize the contemplated or expected benefits from collaborative or other arrangements.

         o Business combinations and changes in the contractual or collaborative party's business strategy may adversely affect its willingness or ability to complete its obligations to us.

         o The contractor or collaborative party may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

         o The contractual or collaborative party may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

         o Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

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

We currently intend to enter into agreements with third parties to market and sell any of our product candidates approved by the FDA for commercial sale. We may not be able to enter into marketing and sales agreements with others on terms acceptable to us, if at all. To the extent that we enter into marketing and sales agreements with others, our revenues, if any, will be affected by the sales and marketing efforts of others. We may also retain the right, where possible, to co-promote our products in conjunction with our collaborative parties. If we are unable to enter into third-party sales and marketing agreements, or if we are exercising our rights to co-promote a product, then we will be required to develop internal marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. Our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. We face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than any of our current or future technologies or products. Many of our actual or potential competitors, either alone or together with collaborative parties, have substantially greater financial resources, and almost all of our competitors have larger numbers of scientific and administrative personnel than we do. Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

         o  developing product candidates;

         o  undertaking preclinical testing and human clinical trials;

         o  obtaining FDA and other regulatory approvals of product candidates;
            and

         o  manufacturing and marketing products.

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

Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products, including MT 100, may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

         o  the receipt and timing of regulatory approvals;

         o  the availability of third-party reimbursement;

         o  the indications for which the product is approved;

         o  the rate of adoption by health care providers;

         o  the rate of product acceptance by target patient populations;

         o  the price of product relative to alternative therapies;

         o  the availability of alternative therapies;

         o the extent of marketing efforts by us and third-party distributors and agents;

         o  the publicity regarding our products or similar products; and

         o the extent and severity of side effects as compared to alternative therapies.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we expect to incur additional operating losses. In particular, we believe that we will require additional capital to fund the acquisition of new product candidates. Our actual capital requirements will depend upon numerous factors, including:

         o  the progress of our research and development programs;

         o  the progress of preclinical studies and clinical testing;

         o  the time and cost involved in obtaining regulatory approvals;

         o the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

         o  the effect of competing technological and market developments;

         o the effect of changes and developments in our collaborative, licensing and other relationships; and

         o the terms and timing of any new collaborative, licensing and other arrangements that we may establish.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have significant negative impact on the value of our investment portfolio. Declines in interest rates will, however, reduce our interest income while increases in interest rates will increase our interest income.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(f)  Use of Proceeds

We raised $78,265,552 of net proceeds in our initial public offering that was completed in October and November 2000. We have invested the net proceeds from our initial public offering in short-term money market accounts. During the three months ended March 31, 2001, these proceeds, as well as proceeds from our earlier private placements, were used to fund our cash operating expenses and investment activities, including, among other things, research and development efforts, employee compensation, the purchase of equipment and the payment of accounts payable.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

No.      Description of Exhibit
---      ----------------------

10.1 Supply Agreement dated January 17, 2001 by and between the Registrant and Catalytica Pharmaceuticals, Inc.*+

10.2 First Amendment to the Executive Employment Agreement with John R. Plachetka, Pharm.D., dated as of April 25, 2001*

         * Filed herewith.
         + Confidential treatment requested.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 POZEN Inc.
                                 -----------------------------------
                                 (Registrant)


     May 14, 2001                /s/ JOHN R. PLACHETKA
                                 -----------------------------------
                                 John R. Plachetka, Pharm.D.
                                 Chairman, President and Chief Executive Officer

     May 14, 2001                /s/ MATTHEW E. CZAJKOWSKI
                                 -----------------------------------
                                 Matthew E. Czajkowski
                                 Chief Financial Officer
                                 (Principal Financial Officer)

     May 14, 2001                /s/ JOHN E. BARNHARDT
                                 -----------------------------------
                                 John E. Barnhardt
                                 Vice President, Finance and Administration
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                               Description
------                               -----------

10.1 Supply Agreement dated January 17, 2001 by and between the Registrant and Catalytica Pharmaceuticals, Inc.*+

10.2 First Amendment to the Executive Employment Agreement with John R. Plachetka, Pharm.D., dated as of April 25, 2001*


* Filed herewith.
+ Confidential treatment requested.