Form 10-Q
period 2001-06-30
POZEN INC /NC
filed 2001-07-31
CIK 1059790

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

      For the transition period from           to

                       Commission File Number 000-31719

                               ----------------

                                  POZEN Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                62-1657552
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

                        6330 Quadrangle Drive Suite 240
                       Chapel Hill, North Carolina 27517
         (Address of principal executive offices, including zip code)

                                (919) 490-0012
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrant's common stock as of July 25, 2001 was 27,964,435.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   POZEN Inc.
                         (A Development Stage Company)

                                   FORM 10-Q

                For the Three and Six Months Ended June 30, 2001

                                     INDEX

                                                                           Page
                                                                           ----

 PART I          FINANCIAL INFORMATION

  Item 1.        Financial Statements (unaudited)

                 Balance Sheets as of June 30, 2001 and December 31,
                 2000....................................................    1

                 Statements of Operations for the Three and Six Months
                 Ended June 30, 2001 and 2000 and Period From Inception
                 (September 26, 1996) Through June 30, 2001..............    2

                 Statements of Cash Flows for the Six Months Ended June
                 30, 2001 and 2000 and Period From Inception (September
                 26, 1996) Through June 30, 2001.........................    3

                 Notes to Financial Statements...........................    4

  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    7

  Item 3.        Quantitative and Qualitative Disclosures About Market
                 Risk....................................................  17

 PART II.        OTHER INFORMATION

  Item 2.        Changes in Securities and Use of Proceeds...............  18

  Item 4.        Submission of Matters to a Vote of Security Holders.....  18

  Item 6.        Exhibits and Reports on Form 8-K........................  18

  Signature Page ........................................................  19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   POZEN Inc.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                      Assets
                      ------
Current assets:
 Cash and cash equivalents......................... $ 83,334,264  $ 92,350,583
 Prepaid expenses..................................      220,564       198,144
 Accrued interest receivable.......................        6,714       113,160
 Other current assets..............................        8,000         9,091
                                                    ------------  ------------
   Total current assets............................   83,569,542    92,670,978
Equipment, net of accumulated depreciation.........      155,156       158,780
                                                    ------------  ------------
   Total assets.................................... $ 83,724,698  $ 92,829,758
                                                    ============  ============

       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
 Accounts payable.................................. $    125,097  $    128,329
 Accrued expenses..................................    1,777,311     3,633,531
                                                    ------------  ------------
   Total current liabilities.......................    1,902,408     3,761,860

Common stock, $0.001 par value, 90,000,000 shares
 authorized, issued and
 outstanding 27,964,435 and 27,732,213 shares at
 June 30, 2001 and
 December 31, 2000, respectively...................       27,964        27,732
Additional paid-in capital.........................  143,510,362   143,330,124
Common stock warrants..............................      310,808       426,048
Deferred compensation..............................   (4,985,919)   (6,617,459)
Deficit accumulated during the development stage...  (57,040,925)  (48,098,547)
                                                    ------------  ------------
   Total stockholders' equity......................   81,822,290    89,067,898
                                                    ------------  ------------
   Total liabilities and stockholders' equity...... $ 83,724,698  $ 92,829,758
                                                    ============  ============

                See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Period From
                                                                                Inception
                                                                                (September
                          Three Months Ended June    Six Months Ended June      26, 1996)
                                    30,                       30,              Through June
                          ------------------------  -------------------------      30,
                             2001         2000         2001          2000          2001
                          -----------  -----------  -----------  ------------  ------------
Operating expenses:
 General and
  administrative........  $ 1,586,608  $ 1,185,985  $ 3,089,126  $  2,083,482  $ 12,816,153
 Research and
  development...........    3,795,135    4,848,279    8,051,769     7,263,556    47,599,772
                          -----------  -----------  -----------  ------------  ------------
Total operating
 expenses...............    5,381,743    6,034,264   11,140,895     9,347,038    60,415,925
Interest income, net....      972,825      255,737    2,198,517       304,812     4,309,478
                          -----------  -----------  -----------  ------------  ------------
Net loss................   (4,408,918)  (5,778,527)  (8,942,378)   (9,042,226)  (56,106,447)
                          -----------  -----------  -----------  ------------  ------------
Non-cash preferred stock
 charge.................          --           --           --     16,875,115    27,617,105
Preferred stock
 dividends..............          --       390,575          --        390,575       934,478
                          -----------  -----------  -----------  ------------  ------------
Net loss attributable to
 common stockholders....  $(4,408,918) $(6,169,102) $(8,942,378) $(26,307,916) $(84,658,030)
                          ===========  ===========  ===========  ============  ============
Basic and diluted net
 loss per common share..  $     (0.16) $     (1.05) $     (0.32) $      (4.48)
                          ===========  ===========  ===========  ============
Shares used in computing
 basic and diluted net
 loss per common share..   27,915,699    5,872,699   27,877,138     5,866,269
                          ===========  ===========  ===========  ============
Pro forma net loss per
 common share--basic and
 diluted................               $     (0.33)              $      (1.56)
                                       ===========               ============
Pro forma weighted
 average
 common shares
 outstanding
 --basic and diluted....                18,746,830                 16,810,821
                                       ===========               ============


                See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Period From
                                                                   Inception
                                                                   (September
                                                                      26,
                                         Six Months Ended June       1996)
                                                  30,               Through
                                        ------------------------    June 30,
                                           2001         2000          2001
                                        -----------  -----------  ------------
Operating activities
Net loss..............................  $(8,942,378) $(9,042,226) $(56,106,447)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation........................       36,281       22,710       202,897
  Loss on disposal of equipment.......       23,193          --         23,193
  Amortization of deferred
   compensation.......................    1,589,326    1,303,844     5,900,528
  Non-cash financing charge...........          --           --        450,000
Changes in operating assets and
 liabilities:
  Prepaid expenses and accrued
   interest receivable................       84,026     (125,484)     (227,278)
  Other assets........................        1,091          462        (8,000)
  Accounts payable and accrued
   expenses...........................   (1,859,452)     680,419     1,902,408
                                        -----------  -----------  ------------
Net cash used in operating
 activities...........................   (9,067,913)  (7,160,275)  (47,862,699)
                                        -----------  -----------  ------------
Investment activities
Purchase of equipment.................      (55,850)     (40,337)     (381,246)
                                        -----------  -----------  ------------
Net cash used in investing
 activities...........................      (55,850)     (40,337)     (381,246)
                                        -----------  -----------  ------------
Financing activities
Proceeds from issuance of preferred
 stock................................          --    16,875,115    48,651,850
Proceeds from issuance of common
 stock................................      107,444        4,663    79,084,344
Proceeds from notes payable...........          --           --      1,004,310
Proceeds from stockholders'
 receivables..........................          --           --      3,000,000
Payment of dividends..................          --           --       (162,295)
                                        -----------  -----------  ------------
Net cash provided by financing
 activities...........................      107,444   16,879,778   131,578,209
                                        -----------  -----------  ------------
Net (decrease) increase in cash and
 cash equivalents.....................   (9,016,319)   9,679,166    83,334,264
Cash and cash equivalents at beginning
 of period............................   92,350,583    4,171,086           --
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 period...............................  $83,334,264  $13,850,252  $ 83,334,264
                                        ===========  ===========  ============
Supplemental schedule of cash flow
 information
Cash paid for interest................  $       --   $       241  $    184,416
                                        ===========  ===========  ============
Supplemental schedule of non-cash
 investing and financing activities
Conversion of notes payable to
 preferred stock......................  $       --   $       --   $  3,000,000
                                        ===========  ===========  ============
Preferred stock dividend..............  $       --   $   390,575  $    772,183
                                        ===========  ===========  ============

                See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   POZEN Inc. (the "Company") is a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since its inception in 1996, the Company's business activities have been associated primarily with the development and acquisition of four pharmaceutical product candidates for the treatment of migraine. Its lead product candidate, MT 100, is intended to be a first-line oral treatment. MT 300 is being developed for relief of severe migraine. MT 400 is designed to provide fast and long lasting relief for migraine sufferers, while MT 500 is a product candidate for the prophylactic treatment of migraine. This portfolio serves distinct segments of the migraine market.

2. Summary of Significant Accounting Policies

   Unaudited Interim Financial Statements--The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K/A. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   1.349-for-1 Stock Split--The accompanying financial statements for the three months and six months ended June 30, 2000 have been adjusted retroactively to reflect a 1.349-for-1 stock split, which was effected on October 5, 2000.

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

   In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the six months ended June 30, 2001 and recorded $5.3 million in the six months ended June 30, 2000. Deferred compensation is recorded as a component of stockholders' equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $1,589,326 and $1,303,844 in the six-month periods ended June 30, 2001 and 2000, respectively.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. ("SFAS") 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 had no impact on the Company's financial statements.

3. Net Loss Per Share

   Basic net loss per share is based on the weighted-average number of common shares outstanding. Potentially dilutive securities, consisting of convertible preferred stock, stock options and warrants, have been excluded from the historical diluted earnings per share computations since their effect is antidilutive.

   In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share, as presented below and in the financial statements, has been computed for the three months and six months ended June 30, 2000 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock upon the completion of the Company's initial public offering from the original date of issuance.

   A reconciliation of pro forma basic and diluted net loss per common share is as follows:

                          Three Months Ended June
                                    30,             Six Month Ended June 30,
                          ------------------------  -------------------------
                             2001         2000         2001          2000
                          -----------  -----------  -----------  ------------
Net loss................. $(4,408,918) $(5,778,527) $(8,942,378) $ (9,042,226)
Non-cash preferred stock
 charge..................         --           --           --     16,875,115
Preferred stock
 dividends...............         --       390,575          --        390,575
                          -----------  -----------  -----------  ------------
Net loss attributable to
 common stockholders..... $(4,408,918) $(6,169,102) $(8,942,378) $(26,307,916)
                          ===========  ===========  ===========  ============
Shares used in computing
 basic and diluted net
 loss per common share...  27,915,699    5,872,699   27,877,138     5,866,269
                          ===========  ===========  ===========  ============
Basic and diluted net
 loss per common share... $     (0.16) $     (1.05) $     (0.32) $      (4.48)
                          ===========  ===========  ===========  ============
Pro Forma:
Shares used above........                5,872,699                  5,866,269
Adjustment to reflect
 weighted-average effect
 of conversion of
 preferred stock.........               12,874,131                 10,944,552
                                       -----------               ------------
Pro forma weighted
 average common shares
 outstanding--basic and
 diluted.................               18,746,830                 16,810,821
                                       ===========               ============
Pro forma net loss per
 common share--basic
 and diluted.............              $     (0.33)              $      (1.56)
                                       ===========               ============

4. Redeemable Preferred Stock and Non-cash Preferred Stock Charge

   In March 2000, the Company completed a private placement of series E convertible preferred stock resulting in net proceeds of $16,875,115.

                                   POZEN Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

Overview

   We are a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since our inception in 1996, our business activities have been associated primarily with the development and acquisition of four pharmaceutical product candidates. Our lead product candidate, MT 100, is intended to be a first-line oral treatment. MT 300 is being developed for relief of severe migraine. MT 400 is designed to provide fast and long lasting relief for migraine sufferers, while MT 500 is a product candidate for the prophylactic treatment of migraine. This portfolio serves distinct segments of the migraine market. Specifically, our business activities have included:

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

   Our results include non-cash compensation expense as a result of the granting of stock options in years prior to 2001. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the equity instruments issued. APB 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS
123. Compensation expense for options is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations.

   We have incurred significant losses since our inception and we have not generated any revenue. As of June 30, 2001, our accumulated deficit was $57,040,925. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidate MT 100, Phase 2 clinical trial activities for our product candidates MT 300 and MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, apply for regulatory approval, continue development of our other migraine therapeutic product candidates, and acquire and develop product candidate portfolios in other therapeutic areas. Our results may vary depending on many factors, including the progress of MT 100 and MT 300 in the regulatory process; the acceleration of our other product candidates in the regulatory process; the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and acquisition or in-licensing of other therapeutic product candidates. Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended June 30, 2001 compared to the three months ended June 30,
2000

   Net loss per share: Net loss for the quarter was $4,408,918, compared to a net loss of $5,778,527 for the same period in 2000 after excluding the accrued preferred stock dividends of $390,575. Net loss attributable to common stockholders for the three months ended June 30, 2001 was $4,408,918, or $0.16 per share, and for the three months ended June 30, 2000 was $6,169,102, or $1.05 per share. Pro forma net loss allocable to common stockholders, giving effect to the conversion of such stock that automatically converted to common stock upon the completion of our initial public offering, was $0.33 per common share for the three months ended June 30, 2000.

   Revenue: We generated no revenue during the three months ended June 30, 2001 and 2000.

   Research and development: Research and development expenses decreased 21.7% to $3,795,135 for the three months ended June 30, 2001 from $4,848,279 for the three months ended June 30, 2000. This $1,053,000 decrease was due primarily to a $1,447,000 lower cost associated with the clinical trials for MT 100 due to the completion of several Phase III clinical trials in 2000. A net increase of $224,000 resulted from the increased development costs related to MT 300 and MT 400, offsetting decreased development costs for MT 500 as compared to the quarter for the prior year. Additional research and development departmental costs increased $170,000, of which $25,000 represented amortization of deferred stock compensation. Total amortization of deferred compensation included in research and development expenses for the three months ended June 30, 2001 was $353,000. Research and development expenses included the personnel costs related to our research activities and costs related to clinical trial preparations, monitoring expenses, and regulatory matters.

   General and administrative: General and administrative expenses increased 33.8% to $1,586,608 for the three months ended June 30, 2001 from $1,185,985 for the three months ended June 30, 2000. This $401,000 increase resulted from an increase of $337,000 in personnel and related benefits, of which $110,000 represented increased amortization of deferred compensation. Other costs related to the operational infrastructure increased by $64,000. Total amortization of deferred compensation included in general and administrative expenses for the three months ended June 30, 2001 was $434,000. General and administrative expenses consisted primarily of the costs of administrative personnel and related facility costs along with legal, accounting and professional fees.

   Interest income: Interest income increased to $972,825 for the three months ended June 30, 2001 from $255,737 for the three months ended June 30, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

   Net loss per share: Net loss for the six months ended June 30, 2001 was $8,942,378, compared to a net loss of $9,042,226 for the same period in 2000 after excluding a one-time deemed dividend to preferred stockholders and accrued preferred stock dividends. In the six months ended June 30, 2000, we recorded a non-cash preferred stock charge of $16,875,115 which resulted from the sale of series E convertible preferred stock in March 2000 at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Also, in the six months ended June 30, 2000, we recorded an aggregate preferred stock dividend of $390,575 to be paid in shares to series E preferred stockholders upon our initial public offering. Net loss attributable to common stockholders for the six months ended June 30, 2001 was $8,942,378, or $0.32 per share, and for the six months ended June 30, 2000 was $26,307,916, or $4.48 per share. Pro forma net loss allocable to common stockholders, giving effect to the conversion of such stock that automatically converted to common stock upon the completion of our initial public offering, was $1.56 per common share for the six months ended June 30, 2000.

   Revenue: We generated no revenue during the six months ended June 30, 2001 and 2000.

   Research and development: Research and development expenses increased 10.9% to $8,051,769 for the six months ended June 30, 2001 from $7,263,556 for the six months ended June 30, 2000. This net $788,000 increase was due primarily to a $1,321,000 increase in the costs associated with the clinical trial for MT 400 and an offsetting $1,068,000 decrease in the costs associated with the clinical trials for MT 100. A net increase of $215,000 resulted from the increased development costs related to MT 300 and offsetting decreased development costs for MT 500 as compared to the six months of the prior year. Additional research and development departmental costs increased $320,000, of which $50,000 represented amortization of deferred stock compensation. Total amortization of deferred compensation included in research and development expenses for the three months ended June 30, 2001 was $718,000.

   General and administrative: General and administrative expenses increased 48.3% to $3,089,126 for the six months ended June 30, 2001 from $2,083,482 for the six months ended June 30, 2000. This increase of $1,006,000 resulted primarily from an increase of $668,000 in personnel and related benefits, of which $236,000 represented amortization of deferred stock compensation. Other increases included an increase in fees, services and other costs related to public disclosure and investor communication activities, along with increases in the operational infrastructure that totaled $338,000. Amortization of deferred compensation included in general and administrative expenses for the six-month period was $871,000.

   Interest income: Interest income increased to $2,198,517 for the six months ended June 30, 2001 from interest income of $304,802 for the six months ended June 30, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Income Taxes

   As of June 30, 2001, we had federal and state net operating loss carryforwards of approximately $48,309,000 and research and development credit carryforwards of approximately $1,900,000. These federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. State net operating loss carryforwards begin to expire in 2011. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

   Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our public offering, resulting in aggregate net proceeds to us of $131,578,209. As of June 30, 2001, cash and cash equivalents totaled $83,334,264.

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

   In August 2000, we closed a private placement of series F convertible preferred stock in which we raised net proceeds of $10,741,990 after commission and expenses. In connection with this offering, we recorded a non-cash charge of $10,741,990 during August 2000 related to the beneficial conversion feature of the preferred stock we sold in the series F offering. Similarly to the series E, the series F convertible preferred stock was sold at $6.95 per share, which represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock at that time.

   In October and November 2000, we received $78,265,552 in net proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering, including through the exercise of the underwriters' over-allotment option. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering.

   Net cash used in investing activities included primarily additions of equipment. Since inception through June 30, 2001, approximately $315,000 was spent on equipment.

   At June 30, 2001, cash and cash equivalents totaled $83,334,264, a decrease of $9,016,319 as compared to December 31, 2000. The decrease in cash and cash equivalents resulted primarily from the cash used in operating activities. Cash used by operations of $9,067,913 during the six months ended June 30, 2001 represented a net loss of $8,942,378 offset by non-cash charges of $1,648,800, a net decrease in prepaid and other assets of $84,026 and a decrease in accounts payable and accrued liabilities of $1,859,452. Cash used in investing activities of $55,850 during the six months ended June 30, 2001 reflected the purchase of equipment. Cash provided by financing activities during the six months ended June 30, 2001, which totaled $107,444, was generated primarily by the exercise of stock options and warrants.

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

   Since our founding, we have invested a significant portion of our time and financial resources in the development of MT 100 and anticipate that for the foreseeable future our ability to achieve profitability will be dependent on its successful development, approval and commercialization. Many factors could negatively affect the success of our efforts to develop and commercialize MT 100, including:

  . negative, inconclusive or otherwise unfavorable results from our carcinogenicity studies or from any other studies or clinical trials;

  . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of MT 100;

  . an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of MT 100, or any disruption of any of these arrangements, if established;

  .  a failure to achieve market acceptance of MT 100;

  .  significant delays in our carcinogenicity studies;

  . any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and

  . significant increases in the costs of any additional carcinogenicity studies.

   We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

   We have incurred losses in each year since our inception and we currently have no source of product revenue. As of June 30, 2001, we had an accumulated deficit of approximately $57.0 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

   Our product candidates under development are subject to extensive domestic and foreign regulation. The Food and Drug Administration ("FDA") regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates, including MT 100, has been approved for sale in the United States or any foreign market. We will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates in support of NDA submissions to the FDA for approval to market the product candidates. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we will not be permitted to sell them.

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

   We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, resulting in a delay or an inability to manufacture the products.

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

   Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA. Our product candidates are in various stages of clinical development. Depending upon the stage at which a product candidate is in the development process, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs. Results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials involving large scale testing of patients in comparison to control groups.

   The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our clinical trials for our other product candidates, we may be unable to submit an NDA to the FDA as scheduled because the FDA may require us to conduct additional clinical trials and studies. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

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

  . the difficulty of obtaining sufficient patient populations and clinicians;

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

  .  the indications for which the product is approved;

  .  the rate of adoption by health care providers;

  .  the rate of product acceptance by target patient populations;

  .  the price of the product relative to alternative therapies;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have significant negative impact on the value of our investment portfolio. Declines in interest rates will, however, reduce our interest income while increases in interest rates will increase our interest income.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(f) Use of Proceeds

   We raised $78,265,552 of net proceeds in our initial public offering that was completed in October and November 2000. We have invested the net proceeds from our initial public offering in money market funds that invest primarily in short-term, highly-rated investments. During the six months ended June 30, 2001, these proceeds, as well as proceeds from our earlier private placements, were used to fund our cash operating expenses and investment activities, including, among other things, research and development efforts, employee compensation, the purchase of equipment and the payment of accounts payable.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of our stockholders was held on April 25, 2001. The holders of 17,519,353 of the 27,872,276 shares of our common stock outstanding on the record date were present at the meeting in person or by proxy.

  (b) At the meeting, Ted G. Wood was duly nominated and properly elected as a Director to serve until the 2004 annual meeting of stockholders or until his successor is elected and has qualified. The number of votes cast in favor and withheld for his nomination are indicated below:

                      For                            Against/Withheld
                      ---                            ----------------
                   17,519,053                              300

      The terms of office of John R. Plachetka, Jacques F. Rejeange, Bruce A. Tomason and Peter J. Wise as directors continued after the meeting.

  (c) At the meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 31, 2001 was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:

                For                    Against                Abstentions
                ---                    -------                -----------
             17,463,453                 54,400                   1,500

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   None

(b) Reports on Form 8-K

   We filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POZEN Inc.
                                          _____________________________________
                                          (Registrant)

July 31, 2001                             /s/ John R. Plachetka
                                          _____________________________________
                                          John R. Plachetka, Pharm.D.
                                          Chairman, President and Chief
                                           Executive Officer

July 31, 2001                             /s/ Matthew E. Czajkowski
                                          _____________________________________
                                          Matthew E. Czajkowski
                                          Chief Financial Officer
                                          (Principal Financial Officer)

July 31, 2001                             /s/ John E. Barnhardt
                                          _____________________________________
                                          John E. Barnhardt
                                          Vice President, Finance and
                                           Administration
                                          (Principal Accounting Officer)