Form 10-Q
period 2001-09-30
POZEN INC /NC
filed 2001-10-31
CIK 1059790

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

                       Commission File Number 000-31719

                               -----------------

                                  POZEN Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 62-1657552
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                             6330 Quadrangle Drive
                                   Suite 240
                       Chapel Hill, North Carolina 27517
         (Address of principal executive offices, including zip code)

                                (919) 490-0012
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of shares outstanding of the registrant's common stock as of October 11, 2001 was 27,969,435.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  POZEN Inc.
                         (A Development Stage Company)

                                   FORM 10-Q

            For the Three and Nine Months Ended September 30, 2001

                                     INDEX

                                                                                    Page
                                                                                    ----

PART I.  FINANCIAL INFORMATION
 Item 1. Financial Statements (unaudited)
         Balance Sheets as of September 30, 2001 and December 31, 2000.............   1
         Statements of Operations for the Three and Nine Months Ended September 30,
         2001 and 2000 and Period From Inception (September 26, 1996) Through
         September 30, 2001........................................................   2

         Statements of Cash Flows for the Nine Months Ended September 30, 2001 and
         2000 and Period From Inception (September 26, 1996) Through September 30,
         2001......................................................................   3

         Notes to Financial Statements.............................................   4
 Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................   7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk................  18

PART II. OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds.................................  19
 Item 6. Exhibits and Reports on Form 8-K..........................................  19

 Signature Page....................................................................  20
 Exhibits Index....................................................................  21


                                      (i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  POZEN Inc.
                         (A Development Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)

                                                                         September 30, December 31,
                                                                             2001          2000
                                                                         ------------- ------------
                                 ASSETS
                                 ------
Current assets:
 Cash and cash equivalents.............................................. $ 80,208,331  $ 92,350,583
 Prepaid expenses.......................................................      139,924       198,144
 Accrued interest receivable............................................        1,399       113,160
 Other current assets...................................................        8,000         9,091
                                                                         ------------  ------------
     Total current assets...............................................   80,357,654    92,670,978
Equipment, net of accumulated depreciation..............................      171,085       158,780
                                                                         ------------  ------------
     Total assets....................................................... $ 80,528,739  $ 92,829,758
                                                                         ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
 Accounts payable....................................................... $     71,994  $    128,329
 Accrued expenses.......................................................    2,655,269     3,633,531
                                                                         ------------  ------------
     Total current liabilities..........................................    2,727,263     3,761,860

Common stock, $0.001 par value, 90,000,000 shares authorized, issued and outstanding 27,964,435 and 27,732,213 shares at September 30, 2001 and
  December 31, 2000, respectively.......................................       27,964        27,732
Additional paid-in capital..............................................  143,510,362   143,330,124
Common stock warrants...................................................      310,808       426,048
Deferred compensation...................................................   (4,200,746)   (6,617,459)
Deficit accumulated during the development stage........................  (61,846,912)  (48,098,547)
                                                                         ------------  ------------
     Total stockholders' equity.........................................   77,801,476    89,067,898
                                                                         ------------  ------------
     Total liabilities and stockholders' equity......................... $ 80,528,739  $ 92,829,758
                                                                         ============  ============

                See accompanying Notes to Financial Statements.

                                  POZEN Inc.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Period From
                                                                                           Inception
                                      Three Months Ended          Nine Months Ended      (September 26,
                                        September 30,               September 30,        1996) Through
                                  -------------------------  --------------------------  September 30,
                                     2001          2000          2001          2000           2001
                                  -----------  ------------  ------------  ------------  --------------
Operating expenses:
 General and administrative...... $ 1,465,360  $  1,238,735  $  4,554,486  $  3,288,752   $ 14,281,513
 Research and development........   4,059,084     7,550,640    12,110,853    14,847,661     51,658,856
                                  -----------  ------------  ------------  ------------   ------------
Total operating expenses.........   5,524,444     8,789,375    16,665,339    18,136,413     65,940,369
Interest income, net.............     718,458       235,237     2,916,975       540,049      5,027,936
                                  -----------  ------------  ------------  ------------   ------------
Net loss.........................  (4,805,986)   (8,554,138)  (13,748,364)  (17,596,364)   (60,912,433)
                                  -----------  ------------  ------------  ------------   ------------
Deemed dividend to preferred
  stockholders...................          --    10,741,990            --    27,617,105     27,617,105
Preferred stock dividends........          --       439,307            --       829,882        934,478
                                  -----------  ------------  ------------  ------------   ------------
Net loss attributable to common
  stockholders................... $(4,805,986) $(19,735,435) $(13,748,364) $(46,043,351)  $(89,464,016)
                                  ===========  ============  ============  ============   ============
Basic and diluted net loss per
  common share................... $     (0.17) $      (3.35) $      (0.49) $      (7.87)
                                  ===========  ============  ============  ============
Shares used in computing basic
  and diluted net loss per common
  share..........................  27,964,435     5,887,246    27,906,237     5,850,520
                                  ===========  ============  ============  ============
Pro forma net loss per common
  share--basic and diluted.......              $      (1.00)               $      (2.59)
                                               ============                ============
Pro forma weighted average
  common shares outstanding--
  basic and diluted..............                19,737,305                  17,790,301
                                               ============                ============

                See accompanying Notes to Financial Statements.

                                  POZEN Inc.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Period From
                                                                                    Inception
                                                           Nine Months Ended      (September 26,
                                                             September 30,        1996) Through
                                                      --------------------------  September 30,
                                                          2001          2000           2001
                                                      ------------  ------------  --------------
Operating activities
Net loss............................................. $(13,748,364) $(17,596,364)  $(60,912,433)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation......................................       60,997        37,027        227,613
   Loss on disposal of equipment.....................       23,193            --         23,193
   Amortization of deferred compensation.............    2,374,499     2,173,074      6,685,701
   Non-cash financing charge.........................           --            --        450,000
Changes in operating assets and liabilities:
   Prepaid expenses and accrued interest receivable..      169,981      (660,018)      (141,323)
   Other assets......................................        1,091           462         (8,000)
   Accounts payable and accrued expenses.............   (1,034,597)    3,259,934      2,727,263
                                                      ------------  ------------   ------------
Net cash used in operating activities................  (12,153,200)  (12,785,885)   (50,947,986)
                                                      ------------  ------------   ------------
Investment activities
Purchase of equipment................................      (96,496)      (60,891)      (421,892)
                                                      ------------  ------------   ------------
Net cash used in investing activities................      (96,496)      (60,891)      (421,892)
                                                      ------------  ------------   ------------
Financing activities
Proceeds from issuance of preferred stock............           --    27,617,105     48,651,850
Proceeds from issuance of common stock...............      107,444        24,838     79,084,344
Proceeds from notes payable..........................           --            --      1,004,310
Proceeds from stockholders' receivables..............           --            --      3,000,000
Payment of dividends.................................           --            --       (162,295)
                                                      ------------  ------------   ------------
Net cash provided by financing activities............      107,444    27,641,943    131,578,209
                                                      ------------  ------------   ------------
Net (decrease) increase in cash and cash equivalents.  (12,142,252)   14,795,167     80,208,331
Cash and cash equivalents at beginning of period.....   92,350,583     4,171,086             --
                                                      ------------  ------------   ------------
Cash and cash equivalents at end of period........... $ 80,208,331  $ 18,966,253   $ 80,208,331
                                                      ============  ============   ============
Supplemental schedule of cash flow information
Cash paid for interest............................... $         --  $      5,164   $    184,416
                                                      ============  ============   ============
Supplemental schedule of non-cash investing and
  financing activities
Conversion of notes payable to preferred stock....... $         --  $         --   $  3,000,000
                                                      ============  ============   ============
Preferred stock dividend............................. $         --  $    829,882   $    772,183
                                                      ============  ============   ============

                See accompanying Notes to Financial Statements.

                                  POZEN Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   POZEN Inc. (the "Company") is a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since its inception in 1996, the Company's business activities have been associated primarily with the development and acquisition of pharmaceutical product candidates for the treatment of migraine.

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

   1.349-for-1 Stock Split--The accompanying financial statements for the three months and nine months ended September 30, 2000 have been adjusted retroactively to reflect a 1.349-for-1 stock split, which was effected on October 5, 2000.

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

   In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the nine months ended September 30, 2001 and recorded $5,882,195 in the nine months ended September 30, 2000. Deferred compensation is recorded as a component of stockholders' equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $785,172 and $869,230 in the three-month periods, and $2,374,499 and $2,173,074 in the nine-month periods, ended September 30, 2001 and 2000, respectively.

                                  POZEN Inc.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

   In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share, as presented below and in the financial statements, has been computed for the three months and nine months ended September 30, 2000 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock upon the completion of the Company's initial public offering from the original date of issuance.

   A reconciliation of pro forma basic and diluted net loss per common share is as follows:

                                               Three Months Ended September 30, Nine Months Ended September 30,
                                               -------------------------------- -------------------------------
                                                    2001             2000            2001             2000
                                                -----------      ------------    ------------     ------------
Net loss...................................... $(4,805,986)     $ (8,554,138)   $(13,748,364)    $(17,596,364)
Non-cash preferred stock charge...............          --        10,741,990              --       27,617,105
Preferred stock dividends.....................          --           439,307              --          829,882
                                                -----------      ------------    ------------     ------------
Net loss attributable to common stockholders.. $(4,805,986)     $(19,735,435)   $(13,748,364)    $(46,043,351)
                                                ===========      ============    ============     ============
Shares used in computing basic and diluted net
  loss per common share.......................  27,964,435         5,887,246      27,906,237        5,850,520
                                                ===========      ============    ============     ============
Basic and diluted net loss per common share... $     (0.17)     $      (3.35)   $      (0.49)    $      (7.87)
                                                ===========      ============    ============     ============
Pro Forma:
Shares used above.............................                     5,887,246                        5,850,520
Adjustment to reflect weighted-average effect
  of conversion of preferred stock............                    13,850,059                       11,939,781
                                                                 ------------                     ------------
Pro forma weighted average common shares
  outstanding--basic and diluted..............                    19,737,305                       17,790,301
                                                                 ============                     ============
Pro forma net loss per common share--basic
  and diluted.................................                  $      (1.00)                    $      (2.59)
                                                                 ============                     ============

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

Overview

   We are a pharmaceutical company engaged in the development of products in targeted therapeutic areas. Since our inception in 1996, our business activities have been associated primarily with the development and acquisition of pharmaceutical product candidates. Specifically, our business activities have included:

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

   We have incurred significant losses since our inception and we have not generated any revenue. As of September 30, 2001, our accumulated deficit was $61,846,912. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidate MT 100, Phase 2 clinical trial activities for our product candidates MT 300 and MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, apply for regulatory approval, continue development of our migraine therapeutic product candidates, and acquire and develop product candidate portfolios in other therapeutic areas. Our results may vary depending on many factors, including the progress of MT 100 and MT 300 in the regulatory process; the acceleration of our other product candidates in the regulatory process; the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and acquisition or in-licensing of other therapeutic product candidates. Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

   Net loss per share: Net loss for the quarter was $4,805,986, compared to a net loss of $8,554,138 for the same period in 2000 after excluding the non-cash preferred stock charge and accrued preferred stock dividends. In the three months ended September 30, 2000, we recorded a non-cash preferred stock charge of $10,741,990, which resulted from the sale of series F convertible preferred stock in August 2000 at a price per share below the deemed fair value of our stock at the time of the sale of the preferred stock. Also, in the three months ended September 30, 2000, we recorded an aggregate preferred stock dividend of $439,307 to be paid in shares or cash to series E preferred stockholders and in shares to series F preferred stockholders upon the completion of our initial public offering. Net loss attributable to common stockholders for the three months ended September 30, 2001 was $4,805,986, or $0.17 per share, and for the three months ended September 30, 2000 was $19,735,435, or $3.35 per share. Pro forma net loss allocable to common stockholders, giving effect to the automatic conversion of preferred stock to common stock upon the completion of our initial public offering and the assumed payment in shares of common stock of the non-cash portion of the accumulated dividend on the series E and series F convertible preferred stock, was $1.00 per common share for the three months ended September 30, 2000.

   Revenue: We generated no revenue during the three months ended September 30, 2001 and 2000.

   Research and development: Research and development expenses decreased 46.2% to $4,059,084 for the three months ended September 30, 2001 from $7,550,640 for the three months ended September 30, 2000. This $3,492,000 decrease was due primarily to a $3,987,000 decrease in the costs associated with the clinical trials for MT 100. During the three months ended September 30, 2000, with three Phase 3 clinical trials nearing completion, expenditures related to MT 100 were at their highest historical level. Increased MT 300 clinical trial activities and other development costs led to a total $367,000 increase, while MT 400 and MT 500 costs decreased a total of $173,000 as compared to the quarter for the prior year. Additional research and development departmental costs increased $301,000. Total amortization of deferred stock compensation included in research and development expenses was $351,000 and $362,000 for the three-month periods ended September 30, 2001 and 2000, respectively. Research and development expenses included the personnel costs related to our research activities and costs related to clinical trial preparations, monitoring expenses and regulatory matters.

   General and administrative: General and administrative expenses increased 18.3% to $1,465,360 for the three months ended September 30, 2001 from $1,238,735 for the three months ended September 30, 2000. This $227,000 increase resulted from an increase of $169,000 in personnel and related benefits. Other costs related to the operational infrastructure increased by $58,000. Total amortization of deferred compensation included in general and administrative expenses was $434,000 and $508,000 for the three-month periods ended September 30, 2001 and 2000, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel and related facility costs along with legal, accounting and professional fees, and other costs related to public disclosure and investor communication activities.

   Interest income: Interest income increased to $718,458 for the three months ended September 30, 2001 from $235,237 for the three months ended September 30, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

   Net loss per share: Net loss for the nine months ended September 30, 2001 was $13,748,364, compared to a net loss of $17,596,364 for the same period in 2000, after excluding non-cash preferred stock charges and accrued preferred stock dividends. In the nine months ended September 30, 2000, we recorded non-cash preferred stock charges of $27,617,105 which resulted from the sale of series E convertible preferred stock in March 2000 and series F convertible preferred stock in August 2000, each sale at a price per share below the deemed fair value of our stock at the time of the sale of the preferred stock. Also, in the nine months ended September 30, 2000, we recorded an aggregate preferred stock dividend of $829,882 to be paid in cash or shares to series E preferred stockholders and shares to series F preferred stockholders upon our initial public offering. Net loss attributable to common stockholders for the nine months ended September 30, 2001 was $13,748,364, or $0.49 per share, and for the nine months ended September 30, 2000 was $46,043,351, or $7.87 per share. Pro forma net loss allocable to common stockholders, giving effect to the automatic conversion of preferred stock to common stock upon the completion of our initial public offering and the assumed payment in shares of common stock of the non-cash portion of the accumulated dividend on the series E and series F convertible preferred stock, was $2.59 per common share for the nine months ended September 30, 2000.

   Revenue: We generated no revenue during the nine months ended September 30, 2001 and 2000.

   Research and development: Research and development expenses decreased 18.4% to $12,110,853 for the nine months ended September 30, 2001 from $14,847,661 for the nine months ended September 30, 2000. This net $2,737,000 decrease was due primarily to a $5,056,000 decrease in the costs associated with the clinical trial activities for MT 100 and decreased development costs, primarily in the area of pre-clinical toxicology, for MT 500 of $714,000. Other development costs increased by $1,297,000 for MT 400 and by $1,149,000 for MT 300 and other development costs, as compared to the nine months of the prior year. Additional research and development departmental costs increased $587,000, including a $283,000 increase in personnel costs. Total amortization of deferred stock compensation included in research and development expenses was $1,069,000 and $1,030,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

   General and administrative: General and administrative expenses increased 38.5% to $4,554,486 for the nine months ended September 30, 2001 from $3,288,752 for the nine months ended September 30, 2000. This increase of $1,266,000 resulted primarily from an increase of $779,000 in personnel and related benefits, of which $162,000 represented amortization of deferred stock compensation. Other increases included an increase in fees and other costs related to public disclosure and investor communication activities, along with increases in the operational infrastructure that totaled $487,000. Amortization of deferred compensation included in general and administrative expenses was $1,305,000 and $1,143,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

   Interest income: Interest income increased to $2,916,975 for the nine months ended September 30, 2001 from interest income of $540,049 for the nine months ended September 30, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Income Taxes

   As of September 30, 2001, we had federal and state net operating loss carryforwards of approximately $48,309,000 and research and development credit carryforwards of approximately $2,100,000. These federal net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. State net operating loss carryforwards begin to expire in 2011. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

   Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,578,209. As of September 30, 2001, cash and cash equivalents totaled $80,208,331.

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

   Net cash used in investing activities included primarily additions of equipment. Since inception through September 30, 2001, approximately $421,892 was spent on equipment.

   At September 30, 2001, cash and cash equivalents totaled $80,208,331, a decrease of $12,142,252 as compared to December 31, 2000. The decrease in cash and cash equivalents resulted primarily from the cash used in operating activities. Cash used by operations of $12,153,200 during the nine months ended September 30, 2001 represented a net loss of $13,748,364 offset by non-cash charges of $2,458,689, a decrease in prepaid and other assets of $171,072 and a decrease in accounts payable and accrued liabilities of $1,034,597. Cash used in investing activities of $96,496 during the nine months ended September 30, 2001 reflected the purchase of equipment. Cash provided by financing activities during the nine months ended September 30, 2001, which totaled $107,444, was generated by the exercise of stock options and warrants.

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

   We have incurred losses in each year since our inception and we currently have no source of product revenue. As of September 30, 2001, we had an accumulated deficit of approximately $61.8 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

   Our product candidates under development are subject to extensive domestic and foreign regulation. The Food and Drug Administration ("FDA") regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates, including MT 100, have been approved for sale in the United States or any foreign market. We will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates in support of New Drug Application ("NDA") submissions to the FDA for approval to market the product candidates. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we will not be permitted to sell them.

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

   The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our current clinical trials for MT 100 and our other product candidates, we may be required to conduct additional clinical trials and studies to submit an NDA to the FDA. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

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

    .  the need to conduct additional clinical trials or studies;

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

   We currently intend to enter into agreements with third parties to market and sell any of our product candidates approved by the FDA for commercial sale. We may not be able to enter into marketing and sales agreements with others on terms acceptable to us, if at all. To the extent that we enter into marketing and sales agreements with others, our revenues, if any, may be affected by the sales and marketing efforts of others. We may also retain the right, where possible, to co-promote our products in conjunction with our collaborative parties. If we are unable to enter into third-party sales and marketing agreements, or if we are exercising our rights to co-promote a product, then we will be required to develop internal marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so.

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

   The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability, and the ability of our licensors, to obtain and to keep protection for our products and technologies under the patent laws of the United States and other countries, so that we can stop others from using our inventions. Our success also will depend on our ability to prevent others from using our trade secrets. In addition, we must operate in a way that does not infringe, or violate, the patent, trade secret and other intellectual property rights of other parties.

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

   We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, as amended and restated on July 25, 2001, for a three-year term with automatic one-year renewal terms. As of July 25, 2001, we also have entered into employment agreements with four of our other key management personnel, each of which provides for a two-year term with automatic one-year renewal terms. If we lose the services of Dr. Plachetka or the services of any of our other key personnel, or fail to recruit key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success will also depend in part on the continued service of our other key management personnel.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(f) Use of Proceeds

   We raised $78,265,552 of net proceeds in our initial public offering that was completed in October and November 2000. We have invested the net proceeds from our initial public offering in money market funds that invest primarily in short-term, highly-rated investments. During the nine months ended September 30, 2001, these proceeds, as well as proceeds from our earlier private placements, were used to fund our cash operating expenses and investment activities, including, among other things, research and development efforts, employee compensation, the purchase of equipment and the payment of accounts payable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


10.1 Amended and Restated Executive Employment Agreement with John R. Plachetka dated
     July 25, 2001.

10.2 Executive Employment Agreement with Andrew L. Finn dated July 25, 2001.

10.3 Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001.

10.4 Executive Employment Agreement with Matthew E. Czajkowski dated July 25, 2001.

10.5 Executive Employment Agreement with John E. Barnhardt dated July 25, 2001.

10.6 POZEN Inc. 2001 Long Term Incentive Plan (adopted by Board of Directors, subject to stockholder approval).

10.7 Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc.
     2001 Long Term Incentive Plan (granted subject to stockholder approval of the Plan).

(b)  Reports on Form 8-K

   We filed a report on Form 8-K, as amended, on July 2, 2001, under Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         POZEN INC.
                         -----------------------------------------------
                         (Registrant)

        October 30, 2001 /s/  JOHN R. PLACHETKA
                         -----------------------------------------------
                         John R. Plachetka, Pharm.D.
                         Chairman, President and Chief Executive Officer

        October 30, 2001 /s/ MATTHEW E. CZAJKOWSKI
                         -----------------------------------------------
                         Matthew E. Czajkowski
                         Chief Financial Officer
                         (Principal Financial Officer)

        October 30, 2001 /s/ JOHN E. BARNHARDT
                         -----------------------------------------------
                         John E. Barnhardt
                         Vice President, Finance and Administration
                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------

 10.1   Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001

 10.2   Executive Employment Agreement with Andrew L. Finn dated July 25, 2001

 10.3   Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001

 10.4   Executive Employment Agreement with Matthew E. Czajkowski dated July 25, 2001

 10.5   Executive Employment Agreement with John E. Barnhardt dated July 25, 2001

 10.6   POZEN Inc. 2001 Long Term Incentive Plan (adopted by Board of Directors, subject to stockholder approval)

 10.7   Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001
        Long Term Incentive Plan (granted subject to stockholder approval of the Plan)