Form 10-K
period 2001-12-31
POZEN INC /NC
filed 2002-04-01
CIK 1059790

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______.

                        Commission file number 000-31719

                   ___________________________________________

                                   POZEN INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      62-1657552
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                1414 Raleigh Rd, Suite 400, Chapel Hill, NC 27517
           (Address of principal executive offices including zip code)

                                 (919) 913-1030
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

Title of each class                    Name of each exchange on which registered
  Common Stock                                         Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X .   No ___.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of POZEN Inc. Common Stock held by nonaffiliates of POZEN Inc. on February 28, 2002 was approximately $127,320,016. As of February 28, 2002 there were outstanding 28,077,945 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

================================================================================

                                   POZEN INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

               PART I                                                                PAGE
               Forward-Looking Information ......................................       1

Item 1.        Business .........................................................       1

Item 2.        Properties .......................................................      13

Item 3.        Legal Proceedings ................................................      13

Item 4.        Submission of Matters to a Vote of Security Holders ..............      13

               PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters ..................................      14

Item 6.        Selected Financial Data ..........................................      15

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation ...............................      16

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk .......      28

Item 8.        Financial Statements and Supplementary Data ......................      28

Item 9.        Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure ...........................      28

               PART III

Item 10.       Directors and Executive Officers of the Registrant ...............      28

Item 11.       Executive Compensation ...........................................      29

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management ............................................      29

Item 13.       Certain Relationships and Related Transactions ...................      29

               PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ..........................................      29

               Signatures .......................................................      32

               Index to Financial Statements and
               Financial Statement Schedules ....................................      33

Forward-Looking Information

     This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Prospects." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                     PART I

Item 1. Business
------  --------

Overview

     We are a pharmaceutical development company, which has built a portfolio of product candidates through a combination of innovation and in-licensing. Our initial focus is the multi-billion dollar global migraine market, where we believe we have the largest portfolio of product candidates currently in development. We have three product candidates with over $1 billion in market potential. Our plans are to bring these product candidates to market through a commercial partner.

     MT 100 is being developed as an oral, first-line treatment for migraine pain and associated symptoms. We have completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100's effectiveness in treating migraine pain. MT 300 is being developed to provide long-lasting pain relief for severe migraine. MT 300 is currently in two Phase 3 pivotal trials comparing MT 300's efficacy with placebo. We expect to complete both of these trials by the end of 2002. MT 400 is being developed as a co-active acute migraine therapy. MT 400 is currently in Phase 2 development. We have discontinued further development activities related to MT 500, our early stage migraine product candidate in-licensed from Roche, based upon unexpected Phase 1 trial results.

     We plan to enter into collaborations with established pharmaceutical companies to commercialize and manufacture our product candidates. We are in active discussions with respect to the commercialization of MT 100, MT 300 and MT 400. In addition, we intend to leverage our pharmaceutical product development expertise by acquiring or in-licensing and developing commercially attractive products in therapeutic areas outside of migraine.

Business Strategy

     The principal elements of our business strategy are to:

Develop and commercialize our portfolio of migraine product candidates

     A substantial portion of our efforts over the next few years will be devoted to the further development, approval and commercialization of our portfolio of migraine product candidates. We are conducting clinical trials and other studies with our migraine product candidates in order to obtain marketing approvals that will allow us to provide therapeutic alternatives for all segments of migraine patients. We intend to form collaborations with established pharmaceutical companies for the worldwide commercialization of our migraine product candidates.

Form collaborations for the commercialization of our product candidates

     We plan to establish collaborative relationships with pharmaceutical companies for the commercialization of our product candidates. In general, we intend to license our product candidates to pharmaceutical companies for commercialization once we have established substantial evidence of safety and efficacy, at which point we believe that we can obtain favorable economic terms.

Build a product pipeline through innovation, in-licensing and acquisition

     We intend to build our product pipeline through innovation, in-licensing and acquisition of select proprietary product candidates. We will focus primarily on therapeutic areas with significant commercial potential in which members of our management team have development expertise. These areas of expertise include gastrointestinal disease, respiratory disease, infectious disease and pain. We plan to develop novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

     One of the strategies we will use to gain access to product candidates is to employ our license back option model under which the licensor has an option to license back the product candidate at various stages of development and on set terms and conditions. We believe that this model differs from a traditional in-licensing arrangement in that it affords us improved access to commercially attractive compounds.

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

Products Under Development

     Our product candidates are being developed for the treatment of migraine. If approved for commercial sale, all of the products in our migraine portfolio will be sold by prescription. The following chart sets forth information regarding the status of our development programs:

-------------------------------------------------------------------------------------------------------------------
      Product Candidate                    Indication                                    Status
-------------------------------------------------------------------------------------------------------------------
  MT 100
   Oral tablet               First-line therapy to treat migraine        All planned pivotal Phase 3 trials
                             pain and associated symptoms                completed

-------------------------------------------------------------------------------------------------------------------
  MT 300
   Injection                 New formulation of DHE to provide           All planned pivotal Phase 3 trials ongoing
                             long-lasting pain relief for severe
                             migraine

-------------------------------------------------------------------------------------------------------------------
  MT 400
   Oral tablet               Co-active acute migraine therapy            Phase 2 proof-of-concept trial completed;
                             combining the activity of a triptan with    Phase 2 dose-ranging trials planned
                             that of a long-acting, non-steroidal,
                             anti-inflammatory drug
-------------------------------------------------------------------------------------------------------------------

Migraine Market

     Migraine is characterized by recurring attacks of headache, often associated with visual, auditory or gastrointestinal disturbances. While the precise mechanism of migraine is unknown, researchers believe migraine attacks are caused by acute inflammation surrounding selected blood vessels in the head. The average migraine sufferer experiences the first attack during the early teen years, and the attacks generally continue throughout adulthood. We estimate that global sales of prescription pharmaceuticals for the treatment of migraine will approach $3.7 billion by 2005.

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

     Currently, we are aware of no narcotics approved specifically for the treatment of migraine. However, narcotics are prescribed outside their approved indications to treat severe migraine attacks due to their ability to mask migraine headache pain. The use of narcotics for the treatment of migraine has been limited because narcotics do not address the non-pain symptoms of migraine such as nausea and vomiting and can cause side effects such as drowsiness, dizziness and constipation, and because of their potential to cause addiction. In addition, analgesics such as acetaminophen and aspirin are generally used to treat only mild migraine attacks, and, similarly to narcotics, do not address the non-pain symptoms of migraines such as nausea and vomiting.

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

     Despite these shortcomings, in 2001, according to IMS Health's Retail and Provider Perspective, or IMS, total triptan sales in the U.S. were approximately $1.6 billion. Imitrex(R), marketed by GlaxoSmithKline, is the leading triptan product, with, according to IMS, total U.S. sales of approximately $1.1 billion in 2001. There are currently three triptan formulations commercially available: oral, intranasal and injectable. Oral triptans are often prescribed as a first-line treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or for patients who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

     Because of the problems associated with triptans, narcotics and analgesics, we believe that an opportunity exists in all migraine therapeutic segments for products designed to deliver an improved onset and duration of relief with reduced side effects, especially those related to cardiovascular events.

MT 100

Overview

     MT 100 is being developed as an oral first-line therapy for the treatment of migraine pain and associated symptoms. Oral products are currently the most prevalent form of migraine therapy. According to IMS, existing oral prescription products accounted for approximately $1.3 billion in sales in the U.S. in 2001, of which the Imitrex(R) oral dosage form accounted for approximately $786 million.

     MT 100 is a proprietary formulation that combines metoclopramide hydrochloride, a commercially available agent that relieves nausea and enhances stomach emptying, and naproxen sodium, a commercially available anti-inflammatory and analgesic agent. MT 100 is designed to release metoclopramide hydrochloride initially, followed by naproxen sodium. The metoclopramide is intended to accelerate the absorption of naproxen and to reduce nausea, which can be associated with migraines. Results from our pharmacokinetic study in normal volunteers, completed in 1999, indicated that peak naproxen blood levels were approximately 15% higher and were achieved approximately 30 minutes faster following administration of MT 100 than with naproxen sodium alone.

Clinical Development

     Prior to seeking marketing approval from the Food and Drug Administration, or FDA, we must demonstrate the efficacy and safety of our product candidates. To demonstrate efficacy of a combination product candidate like MT 100, which combines two previously approved component products, we must demonstrate in clinical trials that it is both superior to each of its individual components, and more effective in treating all symptoms of migraine when compared to a placebo. For MT 100, this means that we must show a statistically significant increase in patients achieving sustained response, which is a clinical measure used to evaluate both speed of onset and duration of migraine pain relief at two hours and maintained throughout the next 22 hours. We must also show that MT 100 is superior to placebo for relief of nausea, sensitivity to light and sensitivity to sound. Generally, the FDA requires two successful clinical trials to demonstrate that the product candidate meets each of these standards for approval. To this end and to demonstrate MT 100's effectiveness as compared to other migraine therapies, we have completed a total of two Phase 2 clinical trials and six Phase 3 clinical trials for MT 100 involving more than 7,500 patients, more than 3,400 of whom have received some form of MT 100. The Phase 3 clinical trials have consistently demonstrated MT 100's effectiveness in treating migraine pain. Significantly, in a Phase 3 trial in which MT 100 was compared to Imitrex(R) and placebo, MT 100 demonstrated comparable efficacy to Imitrex(R) and a lower percentage of patients taking a single-tablet dose of MT 100 reported adverse events than patients taking Imitrex(R). Adverse events included drowsiness, diarrhea, abdominal pain, dizziness, infection and nervousness.

     Our MT 100 trials have included:

     . a Phase 3 long-term safety trial completed in December 2000 in which over 600 patients completed at least 6 months of treatment with MT 100, 329 of whom completed one year of treatment;

     . a Phase 3 trial including 546 patients completed in August 2000 in which a single-tablet dose of MT 100 was shown to have comparable efficacy to, and a lower percentage of patients reporting adverse events than, a 50 milligram dose of Imitrex(R), which is the most widely prescribed dose, and further demonstrated statistically significant superiority over placebo for sustained response and relief of nausea, sensitivity to light and sensitivity to sound;

     . a Phase 3 multiple dosing trial including 426 patients completed in May 2000 in which MT 100 showed statistically significant superiority over placebo for sustained response and, within two hours after initial dosing, for relief of nausea, sensitivity to light and sensitivity to sound; and

     . two Phase 3 clinical trials, a 1,064-patient trial completed in December 1999 and a 2,623-patient trial completed in November 2000, comparing MT 100 to its components in which the sustained response rate for patients receiving MT 100 was statistically significantly greater than the rate for patients receiving either naproxen sodium or metoclopramide hydrochloride alone. Using the statistical analysis methodology specified in the first trial's protocol, MT 100 showed statistically significant superiority over only one of its two components. However, MT 100 showed statistically significant superiority over both components when the results of this trial were analyzed using a statistical test that was a refinement of the statistical analysis methodology originally specified in the protocol. The results from the second trial, which was designed based on discussions with the FDA and using this same refined statistical analysis method, confirmed the results of the first trial. We therefore believe that we have satisfied the FDA requirement for the successful completion of two Phase 3 clinical trials comparing MT 100 with its components.

     In addition, we recently completed a second Phase 3 clinical trial including 1,010 patients designed both to compare the safety and efficacy of MT 100 with Imitrex(R), as well as to support a request for expanded labeling of MT
100. Data from this trial will be available in the first half of 2002.

     In addition to the required clinical trial results, the FDA also requires genotoxicity and carcinogenicity testing prior to new drug application, or NDA, approval. The carcinogenicity studies, which are conducted with two species of animals, typically require a two-year dosing period in rats and either a six-month or two-year dosing period in certain mice species. Based primarily on the long history of use of both of MT 100's components, particularly naproxen sodium, as well as results from short-term genotoxicity studies that we conducted, we requested that the FDA waive the carcinogenicity testing requirement.

     In January 2001, notwithstanding the short-term genotoxicity results, the FDA notified us that it would still require carcinogenicity testing. As a result, to satisfy the FDA required mouse carcinogenicity study, we commenced a 26-week oral carcinogenicity study in p53 transgenic mice in May 2001 and a two-year rat carcinogenicity study with MT 100 in August 2001. The results from the 26-week study indicated that MT 100 was not carcinogenic in p53 transgenic mice. In recent discussions, the FDA indicated that it would accept the results from the ongoing two-year rat study during the NDA review period for MT 100. We expect to submit the NDA for MT 100 in the first half of 2003.

MT 300

Overview

     MT 300 is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine, with a reduced side effect profile compared to existing injectable products. Currently, patients often use an injectable form of a triptan or another drug such as DHE, which is currently approved for use in the treatment of migraine and cluster headache episodes, to alleviate the symptoms of the most severe migraine attacks quickly and effectively. However, many patients are unable to tolerate the injections, especially those sensitive to the vascular side effects associated with injectable Imitrex(R). Nevertheless, according to IMS, injectable migraine therapeutics represented approximately $214 million in 2001 U.S. sales.

     MT 300 is a proprietary formulation of injectable DHE that is packaged in an easy-to-use, pre-filled syringe. Published clinical trial results for injectable DHE indicate that injectable DHE provides comparable efficacy to injectable Imitrex(R) three hours after administration. Specifically, only 18% of injectable DHE patients experienced headache recurrence within 24 hours as compared to 45% of injectable Imitrex(R) patients. In addition, acute vascular side effects were reported by only 2% of the patients receiving injectable DHE compared to 23% of the patients receiving injectable Imitrex(R).

Clinical Development

     On February 23, 2001, the FDA approved our request to submit MT 300 as a 505(b)(2) application, under which the FDA requires 12 months of stability data on the final formulation, some short-term pre-clinical studies and two placebo-controlled clinical trials. To date, we have completed the required short-term pre-clinical trials and a Phase 2 placebo-controlled, dose-response trial in which MT 300 demonstrated a statistically significant improvement in the percentage of patients achieving four-hour response rates when compared to placebo and demonstrated a statistically significant lower need for the use of rescue medication. In September 2001, we initiated a 600-patient, placebo-controlled, Phase 3 clinical trial of a single, subcutaneous dose of MT 300 in patients with moderate to severe migraine pain, and, in January 2002, we initiated a second placebo-controlled Phase 3 trial with 400 patients. Given the current timetable for completion of these Phase 3 clinical trials, we anticipate submitting an NDA for MT 300 by the end of 2002.

MT 400

Overview

     MT 400 is being developed as a co-active migraine therapy combining the activity of a commercially approved triptan drug with that of a commercially approved long-acting, non-steroidal, anti-inflammatory drug. We believe that the effective treatment of migraine requires targeted, specific and complementary co-active therapy to achieve maximum therapeutic benefit with the fewest side effects. We believe that MT 400 will prove to offer a faster onset of action or a longer duration of migraine symptom relief than use of either drug component by itself. In addition, since lower doses of the triptan components could be used in certain MT 400 formulations than in the triptan itself, we believe that the potential risks of triptan-related side effects may also be reduced with MT 400.

     MT 400 represents a commercially attractive opportunity to create multiple products using different combinations of triptans and long acting, non-steroidal, anti-inflammatory drugs. We believe that the resulting MT 400 products will be attractive to a partner due to the partner's potential to increase its penetration in all segments of the migraine market and expand the proprietary life of its existing triptan brands. Consequently, we expect to complete a full development program necessary for U.S. and European regulatory approval for MT 400. We will need to obtain the right to use the triptan that is specified in our NDA for MT 400 if we want to commercialize MT 400 prior to the expiration of the patent for that triptan. Patents for triptans begin to expire in 2005 in Europe and 2008 in the U.S.

Clinical Development

     In March 2001, we completed a 972-patient, Phase 2 double-blind, placebo-controlled, single-dose clinical trial of MT 400 in which MT 400 showed statistically significant superiority over placebo and its components on the identified primary outcome measure of sustained pain response. In addition, MT 400 showed statistically significant superiority over placebo and its components in the two-hour pain response and effectiveness in the relief of migraine associated symptoms. MT 400 was also superior to the oral triptan comparator included in the study as a positive control. With respect to the primary endpoint, sustained pain response, the therapeutic gain with MT 400 was more than twice the therapeutic gain seen with the triptan. Therapeutic gain is equal to the percent of patients with response on active agent minus the percent of patients with response on placebo control agent. We expect to commence additional Phase 2 dose-ranging trials for MT 400 in 2002.

MT 500

Overview and Clinical Development

     In September 1999, utilizing our license back option model, we obtained an exclusive worldwide license for MT 500, a novel serotonin (5 HT2b) receptor antagonist discovered by Roche. We completed a Phase 1 tolerance study of MT 500 in 2001. The results of this study indicate unexpected levels of metabolite in the patients dosed with MT 500. In light of these results, we have discontinued further development activities related to MT 500. The terms of the licensing agreement provide for the unilateral termination of the agreement with no further obligations to either party.

Product In-Licensing

     In order to continue to expand our product pipeline, we intend to complement our internal product innovations by in-licensing additional product candidates. Our in-licensing strategy to obtain new product candidates will include using our license back option model, which we believe should provide us with improved access to promising compounds. Specifically, the major elements of our license back option model are:

     . We in-license a product candidate at the late preclinical or Phase 1 development stage.
     . We grant the licensor an option to license back the product candidate at various stages of development.
     .    We assume all development and funding responsibility.
     . If the licensor exercises its option to license back the product candidate, we receive certain milestone payments and a royalty on sales of the product candidate.
     . If the licensor foregoes its option, we have the right to license the product candidate to another third party or commercialize the product ourselves, with sublicense royalties in both cases being paid to the original licensor.
     . All financial terms are set when the original license agreement is signed.

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

Manufacturing

     We currently have no manufacturing capability and we do not intend to establish internal manufacturing capabilities. To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged MT 100, MT 300, MT 400 and MT 500 clinical trial materials. Use of third-party manufacturing enables us to focus on our clinical development strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third party manufacturers for the commercial scale manufacturing of our products.

     In January 2001, we entered into a Commercial Supply Agreement with Catalytica Pharmaceuticals, Inc. under which Catalytica will supply us with all MT 100 for commercial sale. We, or our commercial partner, are required to purchase all commercial supply of MT 100 from Catalytica for the initial term of the agreement and any extension thereof, unless Catalytica is unable to meet our, or our commercial partner's, requirements. We have the right to terminate the agreement under certain circumstances after the third anniversary of the first commercial sale of MT 100.

     In October 2001, we entered into a Commercial Supply Agreement with Lek Pharmaceuticals Inc. under which Lek has agreed to provide us with DHE, which we will formulate as MT 300. We agreed to purchase DHE exclusively from Lek, which exclusivity is dependent upon Lek's ability to meet our supply requirements and certain other conditions. Lek will supply to us solely and exclusively, under certain circumstances. We will pay Lek, under certain circumstances, a fee in addition to the agreed supply price for DHE, based on a percentage of MT 300 sales revenue. Either party may cancel the agreement under certain conditions. In addition, Lek may terminate the agreement after a certain period of time, under agreed transition, supply and know-how transfer provisions, if Lek decides to permanently cease the manufacture of DHE.

     We have agreements with various vendors to supply us with clinical supply materials for our MT 100, MT 300, and MT 400 clinical trials. We believe our current supplier agreements should be sufficient to complete both our ongoing and planned clinical trials.

Competition

     Not all migraine attacks are of the same severity. Consequently, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine(R), which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2001, total triptan sales in the U.S. were approximately $1.6 billion. Imitrex(R), a triptan product marketed by GlaxoSmithKline, had total U.S. sales of approximately $1.1 billion in 2001, according to IMS.

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

         We own three issued U.S. patents and three pending U.S. patent applications, and we presently have pending foreign patent applications or issued foreign patents, relating to MT 100, MT 300 and MT 400. Applications have been filed under the Patent Cooperation Treaty, or PCT, and are in the international phase relating to MT 300 and MT 400. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 100

         We have one issued U.S. patent with claims relating to dosage forms that can be used in administering metoclopramide and a long-acting, non-steroidal, anti-inflammatory drug (NSAID) to a patient with migraine headache. There are also claims relating to a method of manufacturing a specific type of dosage form. We have one issued Australian patent. We have one pending U.S. patent application with claims relating to various pharmaceutical compositions and treatment methods that can be used for migraine patients. In addition, there are applications relating to MT 100 that are pending in Canada, Europe and Japan. The expected expiration date of the issued U.S. and Australian patents relating to MT 100 is November 12, 2016. Additional U.S. and foreign patents, if issued, are expected to expire in a similar timeframe.

MT 300

         With respect to MT 300, we presently have one pending U.S. application and multiple pending foreign applications. These have claims relating to liquid pharmaceutical compositions for treating migraine, which contain concentrated dihydroergotamine. There are also claims relating to treating patients for migraine using these compositions and to therapeutic packages that include the compositions.

MT 400

         We have two issued U.S. patents with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have an issued patent in Australia and applications relating to MT 400 pending in Canada, Europe and Japan. In addition, we have a pending U.S. application with claims relating to dosage forms and methods of treatment involving a 5-HT receptor agonist and a particular subset of NSAIDs and to the use of MT 400 in the treatment of other types of headache. The expected expiration date of the issued U.S. patents relating to MT 400 is August 14, 2017. Foreign patents, if issued, are expected to expire in a similar timeframe.

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

         . our patent rights will not be challenged, invalidated or circumvented;

         . others will not independently develop technologies similar to ours or duplicate our technologies; or

         . the patents issued to or licensed by us will not be infringed or challenged.


Government Regulation

         The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act (FFDCA), implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

         The steps required before a new drug product candidate may be distributed commercially in the U.S. generally include:

         . conducting appropriate preclinical laboratory evaluations of the product candidate's chemistry, formulation and stability and preclinical studies in animals to assess the potential safety and efficacy of the product candidate;

         . submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an investigational new drug application, or IND;

         . initiating clinical trials under the IND after the resolution of any safety or regulatory concerns of the FDA;

         . obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

         . conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages;

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

         . submitting the results of preclinical studies, and clinical trials as well as chemistry, manufacturing and control information on the product candidate to the FDA in a New Drug Application form, or NDA; and

         . obtaining FDA approval of the NDA prior to any commercial sale or shipment of the product candidate.

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

         In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Any product candidates manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product candidate. In addition to continued compliance with standard regulatory requirements, the FDA may also require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product candidate must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

         The FFDCA also mandates that products be manufactured consistent with cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to spend time, money and effort in production, record keeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities to ensure compliance with cGMP regulations. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties will be required to comply with cGMP regulations.

         Even after the FDA approval has been obtained, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, a supplement to our NDA may be required to be submitted to the FDA.

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

Employees

          As of February 28, 2002, we had a total of 28 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 28 employees, 17 hold advanced degrees, including seven Pharm.D. or Ph.D. degrees.


Executive Officers of the Company

          Our executive officers and their ages as of December 31, 2001 are as follows:

Name                                        Age      Position
----------------------------------------  -------    -------------------------------------------------------------
John R. Plachetka, Pharm.D.                  48      Chairman, President and Chief Executive Officer
Kristina M. Adomonis                         47      Senior Vice President, Business Development
John E. Barnhardt                            52      Vice President, Finance and Administration
Matthew E. Czajkowski                        52      Chief Financial Officer, Senior Vice President, Finance and
                                                     Administration

Andrew L. Finn, Pharm.D.                     52      Executive Vice President, Product Development

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

         Matthew E. Czajkowski joined POZEN in March 2000 as Chief Financial Officer and Senior Vice President of Finance and Administration. Prior to joining POZEN, Mr. Czajkowski was an investment banker. From 1997 through 1998, he was a Managing Director of Mergers and Acquisitions at Societe Generale. From 1992 to 1997, he was a Managing Director in charge of Corporate Finance at Wheat First Butcher Singer, Inc. From 1983 to 1991, he was employed with, and served as a Vice President beginning in 1987 at Goldman, Sachs & Co. Mr. Czajkowski received his B.A. from Harvard University and his M.B.A. from Harvard Business School.

         Andrew L. Finn, Pharm.D., joined POZEN in January 2000 as Executive Vice President of Product Development. Prior to joining POZEN, Dr. Finn co-founded enVision Sciences, a specialized clinical research and regulatory services company, in 1996. From 1991 to 1996, he was Vice President of U.S. Clinical Research and Biometrics for Solvay Pharmaceuticals. He joined Glaxo Inc. in 1981 as Assistant Director of Anti-Infective Development. Dr. Finn received his B.S. in Pharmacy from the University of North Carolina, Chapel Hill and his Doctor of Pharmacy from the University of Michigan.

Item 2.  Properties
-------  ----------

         Between July 1997 and March 2002, our corporate facilities were located in the Quadrangle Office Park in Chapel Hill, North Carolina, occupying approximately 7,200 square feet under a lease which expires in February 2003. Beginning in March 2002, our corporate facilities are located in 17,000 square feet in the Exchange Office Building in Chapel Hill, North Carolina under a lease commencing in March 2002 and expiring in 2010. We have the option to renew this lease for two additional terms of up to a total of eight years. We believe that the Exchange Office Building facility is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is not a party to any material legal proceedings.

         On October 6, 2000, an action was filed against the Company alleging that POZEN owed certain consideration and expenses in connection with the issuance and sale of preferred stock in the twelve-month period following the termination of the engagement of an investment banking firm to assist the Company with the sale of preferred stock in a private placement. In January 2002, the Company settled these issues for amounts that will have no material effect on the financial position or the results of operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
-------  ---------------------------------------------------------------------

         (a) Market Price of and Dividends on the Registrant's Common Equity

         The Company's common stock began trading on The Nasdaq National Market under the symbol "POZN" on October 11, 2000. As of February 28, 2002, we estimate that we had approximately 227 stockholders of record and approximately 1,380 beneficial holders of the common stock. The following table details the high and low sales prices for the common stock as reported by The Nasdaq National Market for the periods indicated.

                                                        Price Range
                                                        -----------
                 2000 Fiscal Year                   High            Low
                 ----------------                   ----            ---
                 Fourth Quarter                    $21.875         $9.25



                                                        Price Range
                                                        -----------
                 2001 Fiscal Year                   High            Low
                 ----------------                   ----            ---
                 First Quarter                     $19.25          $5.75
                 Second Quarter                    $15.50          $5.19
                 Third Quarter                     $11.48          $3.60
                 Fourth Quarter                    $ 7.30          $3.50



         On February 28, 2002, the closing price for our common stock as reported by The Nasdaq National Market was $5.51. We paid no cash dividends in 2001. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

         (b) Issuances of Unregistered Securities

         On March 6, 2001 and May 25, 2001, we issued an aggregate of 49,385 shares of common stock pursuant to the exercise by two individuals of stock purchase warrants issued to such individuals in 1997. The consideration received by us was $49.39 in cash, or a price of $0.001 per share. No underwriting discounts or commissions were paid in connection with the issuances of these shares of common stock.

         The above securities were offered and sold by us in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933. We did not use any general advertisement or solicitation in connection with the offer or sale of these securities and appropriate legends were affixed to the certificates evidencing these securities.

Item 6.  Summary of Selected Financial Data
-------  ----------------------------------

         The following tables set forth selected historical financial data of the Company for the three years ended December 31, 2001 and the period from September 26, 1996 (inception) through December 31, 2001. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company included elsewhere herein. The report of Ernst & Young LLP, independent auditors, covering the Company's financial statements for the three years ended December 31, 2001, is also included elsewhere herein.

                                                       For the Year Ended December 31,             Period from
                                                  ------------------------------------------
                                                                                               September 26, 1996
                                                                                              (inception) through
                                                      1999           2000           2001        December 31, 2001
                                                  -------------  -------------  ------------  -------------------
                                                     (in thousands, except per share data)
         Statement of Operations Data:
         Operating expenses:
            General and administrative ........   $       2,320  $       4,822  $      6,455  $            16,182
            Research and development ..........           9,458         19,399        18,627               58,175
                                                  -------------  -------------  ------------  -------------------
         Total operating expenses .............          11,778         24,221        25,082               74,357
         Interest income (expense), net .......            (367)         1,844         3,380                5,490
                                                  -------------  -------------  ------------  -------------------
         Net loss .............................         (12,145)       (22,377)      (21,702)             (68,867)
         Non-cash preferred stock charge ......              --         27,617            --               27,617
         Preferred stock dividends ............              --            934            --                  934
                                                  -------------  -------------  ------------  -------------------
         Net loss attributable to common
           stockholders .......................   $     (12,145) $     (50,928) $    (21,702) $           (97,418)
                                                  =============  =============  ============  ===================
         Basic and diluted net loss per
           common share .......................   $       (2.08) $       (4.95) $      (0.78)
                                                  =============  =============  ============
         Shares used in computing basic and
            diluted net loss per common share .           5,845         10,294        27,955
                                                  =============  =============  ============
         Pro forma net loss per common
           share--basic and diluted* ..........   $       (1.01) $       (2.56)
                                                  =============  =============
         Pro forma weighted average common
           shares outstanding--
           basic and diluted* .................          12,018         19,915
                                                  =============  =============

                                                              December 31,
                                                ------------------------------------------
                                                    1999           2000           2001
                                                -------------  -------------  ------------
         Balance Sheet Data:
         Cash and cash equivalents ............ $       4,171  $      92,351  $     73,959
         Total assets .........................         4,325         92,830        74,144
         Total liabilities ....................         2,360          3,762         3,523
         Accumulated deficit ..................       (24,787)       (48,099)      (69,801)
         Total stockholders' equity ...........         1,965         89,068        70,621

         *Assumes conversion of all outstanding preferred stock into common stock as of the date of the original issuance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Overview

          We are a pharmaceutical development company committed to building a portfolio of products with significant commercial potential in select therapeutic areas. Our initial focus is on developing products for migraine therapy, a global market expected to exceed $2.6 billion in 2002.

          MT 100, our proprietary formulation combining metoclopramide hydrochloride and naproxen sodium, is being developed as an oral, first-line treatment for migraine pain and associated symptoms. We have completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100's effectiveness in treating migraine pain. MT 300, our injectable product candidate consisting of a new and improved formulation of DHE, is being developed to provide long-lasting pain relief for severe migraine. MT 300 is currently in two Phase 3 pivotal trials comparing MT 300's efficacy with placebo. We expect to complete both of these trials by the end of the first half of 2002. MT 400 is being developed as a co-active acute migraine therapy combining the activity of a triptan with that of a long acting, non-steroidal, anti-inflammatory drug in a single tablet. MT 400 is currently in Phase 2 development. We have discontinued further development activities related to MT 500, our early stage migraine product candidate in-licensed from Roche, based upon unexpected Phase 1 trial results.

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

          We have incurred significant losses since our inception and we have not generated any revenue. As of December 31, 2001, our accumulated deficit was $69,801,055. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidate MT 100 and Phase 2 clinical trial activities for our product candidates MT 300 and MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100 and apply for regulatory approval, continue development of our other migraine therapeutic product candidates, and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

          . the progress of MT 100, MT 300 and MT 400 in the regulatory process;

          . the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and

          . the acquisition or in-licensing of other therapeutic product candidates.

          Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

          In October 2000, we received $78,265,552 in net proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering, including the exercise of the underwriters' over-allotment option. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering.

          In connection with the grant of stock options to employees, we recorded deferred compensation of approximately $6,328,000 in the years ended December 31, 2000. The deferred compensation amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of these options is generally three years. Approximately $3,146,000 and $3,054,000 of deferred compensation expense was charged to operations in the years ended December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001, we anticipate charging to operations additional amounts of amortization of deferred compensation of approximately, $2,908,000 and $521,000 for the years ended December 31, 2002 and 2003, respectively.

Historical Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

          Revenue: We generated no revenue during the year ended December 31, 2001 or the year ended December 31, 2000. In the future, we plan to generate revenue from upfront and milestone payments related to collaborations for the development and commercialization of product candidates and if any of our product candidates are sold, from royalties from such sales.

          Research and Development: Research and development expenses decreased 4.0% to $18,627,249 for the year ended December 31, 2001 from $19,398,904 for the year ended December 31, 2000. This net decrease of $772,000 was due primarily to a net decrease in direct product development costs of $1,268,000. The costs related to the research and development of MT 100 decreased by $5,386,000 in 2001, due primarily to decreased clinical trial activities. During the year 2000, while conducting three Phase 3 clinical trials, expenditures related to MT 100 were at their highest historical level. During the year 2001, the research and development costs related to MT 300 and MT 400 increased by $2,281,000 and $1,802,000, respectively, as a result of increased clinical trial activities compared to the prior year. The costs associated with all other product candidates increased $35,000. Other research and development costs increased by $496,000, including an increase of $487,000 in personnel costs. Total amortization of deferred stock compensation included in research and development expenses was $1,406,000 for 2001 as compared to $1,397,000 for 2000. We expect that research and development expenditures will increase in 2002 due to the continuation or expansion of clinical trials, the expansion of pharmaceutical development and toxicology study expenditures, and the preparation of NDA's for MT 100 and MT 300. We have included in our research and development expenses the personnel costs related to our research activities and costs related to clinical trial preparations, monitoring expenses, and regulatory matters.

          General and Administrative: General and administrative expenses increased 33.9% to $6,455,164 for the year ended December 31, 2001 from $4,822,102 for the year ended December 31, 2000. This increase of $1,633,000 includes an increase of $724,000 in personnel and related benefits, an increase of $677,000 in fees, services and other costs related to public disclosure and investor communication activities, along with increases in other general operating expenses that totaled $149,000. Total amortization of deferred compensation included in general and administrative expenses was $1,740,000 for 2001 as compared to $1,657,000 for 2000. We expect that general and administrative expenditures will continue to increase due to increasing fees and expenses associated with the growth in our market research, business development and commercialization efforts. We have included in our general and administrative expenses the costs of administrative personnel and related facility costs along with legal, accounting and professional fees, services, and other costs related to public disclosure and investor communication activities.

          Interest Income, net: Net interest income increased to $3,379,905 for the year ended December 31, 2001 from $1,844,378 for the year ended December 31, 2000. Interest income increased due to increased levels of cash and cash equivalents available for investing.

Year ended December 31, 2000 compared to year ended December 31, 1999

          Revenue: We generated no revenue during the year ended December 31, 2000 or the year ended December 31, 1999.

          Research and Development: Research and development expenses increased 105.1% to $19,398,904 for the year ended December 31, 2000 from $9,458,225 for the year ended December 31, 1999. This increase of $9,941,000 was due primarily to a $7,734,000 increase in clinical trial costs of MT 100. Costs associated with MT 400 increased $568,000 due primarily to increased clinical trial activities. The costs associated with MT 500 reflected a net increase of $1,021,000 due to an increase of $2,021,000 in toxicology and pharmaceutical development expenses being offset by a $1,000,000 decrease from the prior year's $1,000,000 product licensing expense. MT 300 costs decreased $1,211,000 reflecting the directing of development efforts toward MT 100. Additional other research and development costs increased $1,829,000 including an increase of $1,429,000 in personnel costs, of which $962,000 represented increased amortization of deferred stock compensation.

          General and Administrative: General and administrative expenses increased 107.9% to $4,822,102 for the year ended December 31, 2000 from $2,319,939 for the year ended December 31, 1999. This increase of $2,502,000 resulted from increases of $1,789,000 in personnel and related benefits, of which $1,479,000 represented increased amortization of deferred stock compensation. Additionally, professional and consulting fees increased by $429,000 and an increase of $284,000 was reflected in other costs related to our expanded operational infrastructure.

          Interest Income, net: Net interest income increased to $1,844,378 for the year ended December 31, 2000 from a net interest expense of $367,282 for the year ended December 31, 1999. Interest income increased $1,626,000 to $1,845,000 for the year ended December 31, 2000 from $219,000 for the year ended December 31, 1999 due to increased levels of cash and cash equivalents available for investing. During the year ended December 31, 2000 there was nominal interest expense while interest expense was $586,000 for the year ended December 31, 1999 related to a promissory note that was converted to preferred stock during the period.

Income Taxes

          As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $57.6 million and research and development credit carryforwards of approximately $3.7 million. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

          Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,580,410. At December 31, 2001, cash and cash equivalents totaled $73,958,724, a decrease of $18,391,859 as compared to December 31, 2000. The decrease in cash and cash equivalents resulted primarily from our operating activities.

          Cash used by operations of $18,410,861 during the year ended December 31, 2001 represented a net loss of $21,702,508 offset by non-cash charges of $3,286,279, an increase in prepaid and other assets of $244,209 and a decrease in accounts payable and accrued liabilities of $238,841.

          Cash used in investing activities of $90,643 during the year ended December 31, 2001 reflected the purchase of equipment.

          Cash provided by financing activities during the year ended December 31, 2001, totaled $109,645, reflecting the net proceeds from the exercise of common stock options and warrants.

          At December 31, 2000, cash and cash equivalents totaled $92,350,583, an increase of $88,179,497 as compared to December 31, 1999. The increase in cash and cash equivalents resulted primarily from our financing activities, offset by the cash used in operating activities.

          Cash used by operations of $18,139,520 during the year ended December 31, 2000 represented a net loss of $22,376,628 offset by non-cash charges of $3,112,370, a decrease in prepaid and other assets of $276,825 and an increase in accounts payable and accrued liabilities of $1,401,563. The increase in accounts payable and accrued liabilities was primarily due to the increased spending in our clinical activities.

          Cash used in investing activities of $106,512 during the year ended December 31, 2000 reflected the purchase of equipment.

          Cash provided by financing activities during the year ended December 31, 2000, which totaled $106,425,529, was generated primarily by net proceeds of $16,875,115 from the sales of the series E preferred stock in March 2000, net proceeds of $10,742,000 from the sales of the series F preferred stock in August 2000, and net proceeds of $78,265,552 from our initial public offering in October 2000.

          We believe that our existing liquidity and capital resources, including the proceeds from our initial public offering, will be sufficient to complete our on-going and planned clinical trials reflected in the description of our business, to conduct appropriate development studies, and to satisfy our other anticipated cash needs for operating expenses for at least the next two years.

          Below is a summary of our contractual obligations for our operational leases.

                       Year                      Amount
                       ----                      ------
                       2002                $        199,939
                       2003                         183,096
                       2004                         369,747
                       2005                         377,486
                       2006                         385,311
                       2007-10                    1,274,286
                                           -----------------
                       Total               $      2,789,865
                                           =================

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

          Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

          . the number and progress of our clinical trials and other trials and studies;

          . our ability to negotiate favorable terms with various contractors assisting in these trials and studies;

          . our success in commercializing the products to which we have rights; and

          . costs incurred to enforce and defend our patent claims and other intellectual rights.

Recent Accounting Pronouncements

         On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 142) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 on January 1, 2002; however, the adoption of SFAS 141 and SFAS 142 is not expected to have an impact on the Company's operating results or stockholders' equity for the periods presented.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003, and its adoption is not expected to have an impact on the Company's operating results or stockholders' equity.

         In October 2001, the FSAB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 144"). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain impairment, and certain provisions of APB Opinion 30 related to reporting to the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on the Company's operating results or stockholders' equity.

Factors Affecting the Company's Prospects

We depend heavily on the success of our product candidate, MT 100, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize MT 100, we may never be profitable.

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

          We have incurred losses in each year since our inception and we currently have no source of product revenue. As of December 31, 2001, we had an accumulated deficit of approximately $69.8 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

     . negotiate collaborative agreements under which we receive upfront and milestone payments for our product candidates;

     . successfully commercialize our product candidates, which may include entering into collaborative agreements; and

     .    secure contract manufacturing and distribution services.


If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

          Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates, including MT 100, have been approved for sale in the United States or any foreign market. We will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates in support of NDA submissions to the FDA for approval to market the product candidates. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we will not be permitted to sell them.

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

          The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our current clinical trials for MT 100 and our other product candidates, we may be required to conduct additional clinical trials and studies to support our NDA to the FDA. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

          Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA may require data in certain subpopulations, such as pediatric use, or may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver to delay such studies.

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

         Our third-party contractual or collaborative arrangements may require us to grant rights, including marketing rights, to one or more parties. These arrangements may also contain covenants restricting our product development or business efforts in the future, or other terms that are burdensome to us, and may involve the acquisition of our equity securities. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties.

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

          We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or are under development. We rely upon third-party manufacturers to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward. If we do not have the necessary commercial supply contracts, or if our current manufacturer is unable to satisfy our requirements or meet any regulatory requirements, and we are required to find an alternative source of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

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

     .    the progress of preclinical studies, clinical and other testing;

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

          Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. Declines in interest rates will, however, reduce our interest income while increases in interest rates will increase our interest income.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

          POZEN's Financial Statements and notes thereto are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See
Item 14 of Part IV.

Item 9.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          (a) Identification of Directors

          Information with respect to the members of the Board of Directors of the Company is set forth under the captions "Nominee for Election as Directors for Terms of Three Years" and "Directors Continuing in Office" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation
--------------------------------

          Information required by this Item is set forth under the caption "Executive and Director Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          Information required by this Item is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, Nominees for Director, and Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

           None.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  Financial Statements and Schedules:

          1.   Financial Statements

          The following financial statements and reports of independent auditors are included herein:

Report of Independent Auditors .........................................     F-3
Balance Sheets .........................................................     F-4
Statements of Operations ...............................................     F-5
Statements of Stockholders' Equity (Deficit) ...........................     F-6
Statements of Cash Flows ...............................................     F-8
Notes to Financial Statements ..........................................     F-9

          2.   Financial Statement Schedules

          Not applicable.

          3.   List of Exhibits

          See below for a list of the exhibits incorporated by reference herein or filed herewith.

(b)  Reports on Form 8-K.

          None.

(c)  Exhibits Required by Item 601 of Regulation S-K.

          The exhibits filed as a part of this Form 10-K are listed on the
Exhibit Index immediately preceding such Exhibits and include both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

Exhibit Number                          Description
--------------                          -----------

3.1            Amended and Restated Certificate of Incorporation of the
               Registrant. *

3.2            Amended and Restated Bylaws of the Registrant. *

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.1 Sublease Agreement between Quintiles, Inc. and the Registrant, dated April 7, 1997. *

10.2           Stock Option Plan of the Registrant. *

10.3           First Amendment to Stock Option Plan dated February 14, 1997. *

10.4 Executive Employment Agreement with John R. Plachetka dated April 1, 1999. * ***

10.5 License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.6 Investor Rights Agreement dated July 28, 1999 between the Registrant and the holders of the Series D Preferred Stock. *

10.7 Investor Rights Agreement dated March 24, 2000 between the Registrant and the holders of the Series E Preferred Stock. *

10.8           2000 Equity Compensation Plan *

10.9 Investor Rights Agreement dated August 28, 2000 between the Registrant and the holders of the Series F Preferred Stock. *

10.10 Sublease Agreement between Intecardia, Inc. and the Registrant dated as of September 1, 2000. *

10.11 Supply Agreement dated January 17, 2001 by and between the Registrant and Catalytica Pharmaceuticals, Inc. (filed as Exhibit
               10.1 to the Company's Form 10-Q filed May 14, 2001).

10.12          First Amendment to the Executive Employment Agreement with John
               R. Plachetka, Pharm.D., dated as of April 25, 2001 (filed as
               Exhibit 10.2 to the Company's Form 10-Q filed May 14, 2001). ***

10.13          Amended and Restated Executive Employment Agreement with John R.
               Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q filed October 31, 2001). ***

10.14 Executive Employment Agreement with Andrew L. Finn dated July 25, 2001 (filed as Exhibit 10.2 to the Company's Form 10-Q filed October 31, 2001). ***

10.15 Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company's Form 10-Q filed October 31, 2001). ***

10.16 Executive Employment Agreement with Matthew E. Czajkowski dated July 25, 2001 (filed as Exhibit 10.4 to the Company's Form 10-Q filed October 31, 2001). ***

10.17 Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company's Form 10-Q filed October 31, 2001). ***

10.18 POZEN Inc. 2001 Long Term Incentive Plan (adopted by Board of Directors, subject to stockholder approval) (filed as Exhibit
               10.6 to the Company's Form 10-Q filed October 31, 2001).

10.19          Certificate of Award dated August 1, 2001 issued to John R.
               Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (granted subject to stockholder approval of the Plan) (filed as
               Exhibit 10.7 to the Company's Form 10-Q filed October 31, 2001).
               ***

10.20 Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. +**

10.21 Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001. **

23.1           Consent of Ernst & Young LLP, Independent Auditors**

* Incorporated by reference to the same-numbered exhibit of the Company's Registration statement on Form S-1, No. 333-35930.
**      Filed herewith.
***     Compensation Related Contract.
+ Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Registrant:

                                                 POZEN Inc.

Date: March 29, 2002                             By:   /s/ John R. Plachetka
                                                       ---------------------
                                                       John R. Plachetka
                                                       Chief Executive Officer

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

Signature                                   Title                                                Date
---------                                   -----                                                ----
/s/ John R. Plachetka                       Chairman of the Board, President                     March 29, 2002
------------------------------------
John R. Plachetka                           and Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Matthew E. Czajkowski                   Senior Vice President, Finance                       March 29, 2002
------------------------------------
Matthew E. Czajkowski                       and Administration, and Chief
                                            Financial Officer (Principal Financial
                                            Officer)

/s/ John E. Barnhardt                       Vice President, Finance and                          March 29, 2002
------------------------------------
John E. Barnhardt                           Administration (Principal Accounting
                                            Officer)

/s/ Jacques F. Rejeange                     Director                                             March 29, 2002
------------------------------------
Jacques F. Rejeange

/s/ Bruce A. Tomason                        Director                                             March 29, 2002
------------------------------------
Bruce A. Tomason

/s/ Peter J. Wise                           Director                                             March 29, 2002
------------------------------------
Peter J. Wise

/s/ Ted G. Wood                             Director                                             March 29, 2002
------------------------------------
Ted G. Wood

                          Audited Financial Statements

                                   POZEN Inc.
                          (A Development Stage Company)

        Years ended December 31, 2001, 2000 and 1999 and the period from
         September 25, 1996 (inception) through December 31, 2001 with
                         Report of Independent Auditors

                                   POZEN Inc.
                          (A Development Stage Company)

                          Audited Financial Statements

        Years ended December 31, 2001, 2000 and 1999 and the period from September 25, 1996 (inception) through December 31, 2001

                                    Contents

Report of Independent Auditors .........................................    F-3

Audited Financial Statements

Balance Sheets .........................................................    F-4
Statements of Operations ...............................................    F-5
Statements of Stockholders' Equity .....................................    F-6
Statements of Cash Flows ...............................................    F-8
Notes to Financial Statements ..........................................    F-9

                         Report of Independent Auditors

The Board of Directors
POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2001 and for the period from September 25, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2001 and for the period from September 25, 1996 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                          /s/  Ernst & Young LLP

Raleigh, North Carolina
January 11, 2002

                                   POZEN Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                           December 31,
                                                                                       2001             2000
                                                                                ----------------------------------
Assets
Cash and cash equivalents                                                       $     73,958,724   $    92,350,583
Prepaid expenses                                                                          67,498           198,144
Accrued interest receivable                                                                  688           113,160
Other current assets                                                                       8,000             9,091
                                                                                ----------------------------------
Total current assets                                                                  74,034,910        92,670,978

Furniture and fixtures, net of accumulated depreciation of $82,055 and
   $166,616                                                                              109,014           158,780
                                                                                ----------------------------------
Total assets                                                                    $     74,143,924   $    92,829,758
                                                                                ==================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                             $        194,138   $       128,329
   Accrued expenses                                                                    3,328,881         3,633,531
                                                                                ----------------------------------
Total current liabilities                                                              3,523,019         3,761,860


Stockholders' equity:
   Common stock, $0.001 par value, 90,000,000 shares authorized, issued and outstanding, 27,969,435 and 27,732,213 shares at December 31,
     2001 and 2000, respectively                                                          27,969            27,732
   Additional paid-in capital                                                        143,512,559       143,330,124
   Common stock warrants                                                                 310,808           426,048
   Deferred compensation                                                              (3,429,376)       (6,617,459)
   Deficit accumulated during the development stage                                  (69,801,055)      (48,098,547)
                                                                                ----------------------------------
Total stockholders' equity                                                            70,620,905        89,067,898
                                                                                ----------------------------------
Total liabilities and stockholders' equity                                      $     74,143,924   $    92,829,758
                                                                                ==================================

See accompanying notes.

                                   POZEN Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                      Period from
                                                                                                      September 26,
                                                                                                     1996 (inception)
                                                                                                         through
                                                           Year ended December 31,                     December 31,
                                                2001                2000                1999               2001
                                         ------------------------------------------------------------------------------
Operating expenses:
   General and administrative              $      6,455,164   $      4,822,102    $      2,319,939   $    16,182,191
   Research and development                      18,627,249         19,398,904           9,458,225        58,175,252
                                         ------------------------------------------------------------------------------
Total operating expenses                         25,082,413         24,221,006          11,778,164        74,357,443

Interest income (expense), net                    3,379,905          1,844,378            (367,282)        5,490,866
                                         ------------------------------------------------------------------------------
Net loss                                        (21,702,508)       (22,376,628)        (12,145,446)      (68,866,577)

Non-cash preferred stock charge                           -         27,617,105                   -        27,617,105
Preferred stock dividends                                 -            934,478                   -           934,478
                                         ------------------------------------------------------------------------------
Loss attributable to common stockholders
                                           $    (21,702,508)  $    (50,928,211)   $    (12,145,446)  $   (97,418,160)
                                         ==============================================================================

Basic and diluted net loss per common
  share                                    $          (0.78)  $          (4.95)   $          (2.08)
                                         ===========================================================

Shares used in computing basic and
  diluted net loss per common share              27,954,697         10,293,605           5,845,304
                                         ===========================================================

Pro forma net loss per common share -
  basic and diluted                                           $          (2.56)   $          (1.01)
                                                            ========================================

Pro forma weighted average common shares
  outstanding - basic and diluted                                   19,915,147          12,017,944
                                                            ========================================

See accompanying notes.

                                   POZEN Inc.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

                                                                  Series A       Series B      Series C   Series D
                                                   Date of        Preferred      Preferred     Preferred  Preferred    Common
                                                 Transaction        Stock          Stock         Stock      Stock       Stock
                                             ------------------------------------------------------------------------------------

   Issuance of 5,814,190 shares of             September 1996
     common stock at $0.001 per share                              $   -        $     -         $    -      $    -   $  5,814
   Issuance of 2,105,931 shares of             December 1996
     Series A preferred stock at $3.15
     per share                                                     2,106              -              -           -          -
   Issuance of 78,776 shares of Series         December 1996
     A preferred stock warrants for
     financing activities                                              -              -              -           -          -
   Deferred compensation                                               -              -              -           -          -
   Amortization of deferred compensation                               -              -              -           -          -
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 1996                                      2,106              -              -           -      5,814
   Proceeds from stockholders' receivables                             -              -              -           -          -
    Issuance of 1,135,000 shares of            December 1997
     Series B preferred stock at $4.00
     per share                                                         -          1,135              -           -          -
   Issuance of 36,450 shares of Series B
     preferred stock warrants for financing
     activities                                                        -              -              -           -          -
   Deferred compensation                                               -              -              -           -          -
   Amortization of deferred compensation                               -              -              -           -          -
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 1997                                      2,106          1,135              -           -      5,814
   Issuance of 4,377 shares of Series C
     preferred stock at $4.00 per share          March 1998            -              4              -           -          -
   Issuance of 563,044 shares of Series C
     preferred stock at $4.05 per share          March 1998            -              -            563           -          -
   Exercise of 29,977 stock options at
     $0.19 per share                                                   -              -              -           -         30
   Issuance of 8,884 shares of Series C
     preferred stock warrants for financial
     activities                                  March 1998            -              -              -           -          -
   Deferred compensation                                               -              -              -           -          -
   Amortization of deferred compensation                               -              -              -           -          -
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 1998                                      2,106          1,139            563           -      5,844
   Issuance of 2,593,750 shares of Series    July and Sept. 1999
     D preferred stock at $4.80 per share                              -              -              -       2,594          -
   Exercise of 3,373 stock options at
     $0.19 per share                                                   -              -              -           -          4
   Deferred compensation                                               -              -              -           -          -
   Amortization of deferred compensation                               -              -              -           -          -
   Issuance of 200,000 shares of Series D    July and Sept. 1999
     preferred stock warrants for financing
     activities                                                        -              -              -           -          -
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 1999                                      2,106          1,139            563       2,594      5,848
   Exercise of common stock options                                    -              -              -           -        208
   Deferred compensation                                               -              -              -           -          -
   Amortization of deferred compensation                               -              -              -           -          -
   Preferred stock dividends                                           -              -              -           -          -
   Conversion of preferred stock into
     common stock                                                 (2,106)        (1,139)          (563)     (2,594)    15,488
   Proceeds from sale of common stock in
     initial public offering, net of
     offering costs                                                    -              -              -           -      5,000
   Proceeds from sale of common stock                                  -              -              -           -        750
   Exercise of common stock warrants                                   -              -              -           -        369
   Dividends                                                           -              -              -           -         69
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 2000                                          -              -              -           -     27,732
   Adjustment to deferred compensation for
     forfeiture of common stock options                                -              -              -           -          -
   Exercise of common stock options                                    -              -              -           -        187
   Amortization of deferred compensation                               -              -              -           -          -
   Exercise of common stock warrants                                   -              -              -           -         50
   Net loss                                                            -              -              -           -          -
                                                                -----------------------------------------------------------------
 Balance at December 31, 2001                                    $     -        $     -         $    -      $    -    $27,969
                                                                =================================================================

                                   POZEN Inc.
                          (A Development Stage Company)

                 Statements of Stockholders' Equity (continued)

                                                          Deficit
                                                        Accumulated
  Additional   Preferred    Receivable                   During the       Total
    Paid-In      Stock         From        Deferred      Development   Stockholders'
    Capital    Warrants    Stockholders  Compensation       Stage         Equity
-------------------------------------------------------------------------------------
$     (1,504) $        -   $    (4,310)  $         -   $          -     $           -

   6,231,314           -    (1,000,000)            -              -         5,233,420

           -     242,000             -             -              -           242,000

     190,385           -             -      (190,385)             -                 -
           -           -             -        28,267              -            28,267
           -                         -             -       (101,334)         (101,334)
-------------------------------------------------------------------------------------
   6,420,195     242,000    (1,004,310)     (162,118)      (101,334)        5,402,353
           -           -     1,004,310             -              -         1,004,310

   4,195,865           -             -             -              -         4,197,000

           -     139,000             -             -                          139,000

   1,001,629           -             -    (1,001,629)                               -
           -           -             -       214,272                          214,272
           -           -             -             -     (3,803,030)       (3,803,030)
-------------------------------------------------------------------------------------
  11,617,689     381,000             -      (949,475)    (3,904,364)        7,153,905

      17,508           -             -             -              -            17,512

   2,170,250           -             -             -              -         2,170,813

       5,525           -                                                        5,555

           -      35,000                                                       35,000
     362,489           -                    (362,489)
           -           -             -       401,468              -           401,468
           -           -             -             -     (8,737,631)       (8,737,631)
-------------------------------------------------------------------------------------
  14,173,461     416,000             -      (910,496)   (12,641,995)        1,046,622

  11,522,406           -             -             -              -        11,525,000

         621           -             -             -              -               625

   3,045,666           -             -    (3,045,666)             -                 -
           -           -             -       612,909              -           612,909
           -     925,000             -             -              -           925,000
           -           -             -             -    (12,145,446)      (12,145,446)
-------------------------------------------------------------------------------------
  28,742,154   1,341,000             -    (3,343,253)   (24,787,441)        1,964,710
      74,861           -             -             -              -            75,069
   6,328,492           -             -    (6,328,492)             -                 -
           -           -             -     3,054,286              -         3,054,286
           -           -             -             -       (934,478)         (934,478)
  27,347,019           -             -             -              -        27,356,105

  67,798,052           -             -             -              -        67,803,052
  10,461,750           -             -             -              -        10,462,500
   1,805,682    (914,952)            -             -              -           891,099
     772,114           -             -             -              -           772,183
           -           -             -             -    (22,376,628)      (22,376,628)
-------------------------------------------------------------------------------------
 143,330,124     426,048             -    (6,617,459)   (48,098,547)       89,067,898
     (42,213)          -             -        42,213              -                 -
     109,408           -             -             -              -           109,595
           -           -             -     3,145,870              -         3,145,870
     115,240    (115,240)            -             -              -                50
           -           -             -             -    (21,702,508)      (21,702,508)
-------------------------------------------------------------------------------------
$143,512,559  $  310,808   $         -   $(3,429,376)  $(69,801,055)    $  70,620,905
=====================================================================================

                                   POZEN Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                            September 26,
                                                                                                                 1996
                                                                                                             (inception)
                                                                                                               through
                                                                         Year ended December 31,              December 31,
                                                              2001             2000              1999            2001
                                                           --------------------------------------------------------------------
Operating activities

Net loss                                                   $ (21,702,508)   $ (22,376,628)    $(12,145,446)   $ (68,866,577)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                115,640           58,083           43,815          282,256
     Loss on disposal of equipment                                24,769                -                -           24,769
     Amortization of deferred compensation                     3,145,870        3,054,286          612,909        7,457,072
     Noncash financing charge                                          -                -          450,000          450,000
     Changes in operating assets and liabilities:
      Prepaid expenses and accrued interest receivable           243,118         (277,287)         (15,422)         (68,186)
      Other assets                                                 1,091              462             (625)          (8,000)
      Accounts payable and accrued expenses                     (238,841)       1,401,563          293,826        3,523,019
                                                           ----------------------------------------------------------------
Net cash used in operating activities                        (18,410,861)     (18,139,521)     (10,760,943)     (57,205,647)

Investment activities

Purchase of equipment                                            (90,643)        (106,512)         (54,676)        (416,039)
                                                           ----------------------------------------------------------------
Net cash used in investing activities                            (90,643)        (106,512)         (54,676)        (416,039)

Financing activities

Proceeds from issuance of preferred stock                              -       27,617,105        9,000,000       48,651,850
Proceeds from issuance of common stock                           109,645       78,970,720              625       79,086,545
Proceeds from stockholders' receivables                                -                -                -        1,004,310
Proceeds from notes payable                                            -                -        3,000,000        3,000,000
Payment of dividend                                                    -         (162,295)               -         (162,295)
                                                           ----------------------------------------------------------------
Net cash provided by financing activities                        109,645      106,425,530       12,000,625      131,580,410
                                                           ----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (18,391,859)      88,179,497        1,185,006       73,958,724
Cash and cash equivalents at beginning of period              92,350,583        4,171,086        2,986,080                -
                                                           ----------------------------------------------------------------
Cash and cash equivalents at end of period                 $  73,958,724    $  92,350,583    $   4,171,086    $  73,958,724
                                                           ================================================================

Supplemental schedule of cash flow information

Cash paid for interest                                     $       2,162    $       5,772    $     136,318    $     186,578
                                                           ================================================================

Supplemental schedule of noncash investing and financing activities

Conversion of notes payable to preferred stock             $           -    $           -    $   3,000,000    $   3,000,000
                                                           ================================================================
Preferred stock dividend                                   $           -    $     772,183    $           -    $     772,183
                                                           ================================================================
Forfeiture of common stock options                         $      42,213    $           -    $           -    $      42,213
                                                           ================================================================
Conversion of preferred stock warrants to common stock     $     115,240    $     914,952    $           -    $   1,030,192
                                                           ================================================================

See accompanying notes

                                   POZEN Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

1. Significant Accounting Policies

Development Stage Company

POZEN Inc. ("POZEN" or the "Company") was incorporated in the state of Delaware on September 25, 1996. The Company is a pharmaceutical development company committed to building a portfolio of products with significant commercial potential in select therapeutic areas. The Company's initial focus is on developing products for migraine therapy.

MT 100, a proprietary formulation combining metoclopramide hydrochloride and naproxen sodium, is being developed as an oral, first-line treatment for migraine pain and associated symptoms. The Company has completed all planned Phase III pivotal clinical trials for MT 100, which consistently demonstrated MT 100's effectiveness in treating migraine pain. MT 300, its injectable product candidate consisting of a new and improved formulation of dihydroergotamine mesylate, or DHE, is being developed to provide long-lasting pain relief for severe migraine. MT 300 is currently in two Phase III pivotal trials comparing MT 300's efficacy with placebo. The Company expects to complete both of these trials by the end of 2002. MT 400 is being developed as a co-active acute migraine therapy combining the activity of a triptan with that of a long-acting, non-steroidal, anti-inflammatory drug in a single tablet. MT 400 is currently in Phase II development. The Company has discontinued further development activities related to MT 500, its early stage migraine product candidate in-licensed from Roche, based upon unexpected Phase I trial results.

The Company plans to enter into collaborations with established pharmaceutical companies to commercialize and manufacture our product candidates. The Company is in active discussions with respect to the commercialization of MT 100 and MT
400. In addition, the Company intends to leverage its pharmaceutical product development expertise by acquiring or in-licensing and developing commercially attractive products in therapeutic areas outside of migraine.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities.

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company's investments consist primarily of the U.S. Government and various major corporations with high credit standings.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

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

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share", for all periods presented.

In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per common share amounts, as presented in the statements of operations, have been computed for the years ended December 31, 2001, 2000 and 1999 as described below.

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31:

                                                                     2001               2000                1999
                                                              ----------------------------------------------------------
Net loss attributable to common stockholders                  $    (21,702,508)   $    (50,928,211)  $ (12,145,446)
                                                              ==========================================================

Basic and diluted:
Weighted-average shares used in computing basic and diluted
    net loss per common share                                       27,954,697          10,293,605       5,845,304
                                                              ==========================================================

Basic and diluted net loss per common share                   $          (0.78)   $          (4.95)  $       (2.08)
                                                              ==========================================================

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

The Company's preferred stock and related warrants converted into common stock and common stock warrants upon the closing of the Company's initial public offering in October 2000. For informational purposes, the following pro forma net loss per share data reflect the assumed conversion of the Company's preferred stock into common stock at the later of issuance of the preferred stock during, or at the beginning of, each of the years ended December 31:

                                                                               2000                   1999
                                                                         -----------------------------------
Pro forma:
   Shares used above                                                           10,293,605          5,845,304
   Proforma adjustment to reflect weighted-average effect of assumed
     conversion of preferred stock                                              9,621,542          6,172,640
                                                                         -----------------------------------
   Total weighted-average shares of common stock outstanding proforma          19,915,147         12,017,944
                                                                         ===================================

   Basic and diluted proforma net loss per share                         $          (2.56)      $      (1.01)
                                                                         ===================================

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

                                                    2001               2000               1999
                                              --------------------------------------------------------
    Convertible preferred stock                             -                  -          6,163,192
    Outstanding common stock options                1,833,417            814,777            903,261
    Outstanding warrants                               68,931            418,307            246,516
                                              --------------------------------------------------------
    Total                                           1,902,348          1,233,084          7,312,969
                                              ========================================================

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of the Company's common stock. In general, stock options and other equity instruments granted or issued to consultants and others who are not employees or directors are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) as if the fair value-based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Segment Reporting

As of January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable operating segments as of December 31, 2001.

Accounting for Derivative Investments and Hedging Activities

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, was effective January 1, 2001. The adoption of SFAS 133 had no impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 on January 1, 2002; however, the adoption of SFAS 141 and SFAS 142 is not expected to have an impact on the Company's operating results or stockholders' equity for the periods presented.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003, and its adoption is not expected to have an impact on the Company's operating results or stockholders' equity.

In October 2001, the FSAB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than on the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have an impact on the Company's operating results or stockholders' equity.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

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

In March 1998, the Company issued an additional 4,377 shares of its Series B for $17,512 of interest accrued on the funds received prior to the December 1997 Series B private placement.

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

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

2. Stockholders' Equity  (continued)

All outstanding shares of Series A, Series B, Series C and Series D and related warrants were converted into 8,636,436 shares of the Company's common stock and warrants for 437,228 shares of the Company's common stock upon the closing of the Company's initial public offering (the "Offering") in October 2000.

In November 2000, common stock warrants valued at $925,000 were exercised for 269,800 shares of common stock and in December 2000, common stock warrants valued at $250,952 were exercised for 99,424 shares of common stock.

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

In March 2001, common stock warrants valued at $21,995 were exercised for 9,659 shares of common stock and in May 2001, common stock warrants valued at $93,244 were exercised for 39,726 shares of common stock.

In addition, the Board of Directors and stockholders approved an amendment to the Certificate of Incorporation that took effect upon the completion of the initial public offering, increasing the authorized capital stock to 90,000,000 shares of common stock and reducing the number of authorized preferred stock to 10,000,000, each with a par value of $0.001.

Shares Reserved for Future Issuance

At December 31, 2001, shares of common stock reserved for future issuance are as follows:

 Shares available for grant under stock option plans                          2,171,409
 Shares issuable pursuant to options granted under stock option plans         1,995,782
 Shares issuable pursuant to outstanding warrants                                51,647
                                                                           ------------
 Total reserved                                                               4,218,838
                                                                           ============

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

3.  Redeemable Preferred Stock

On March 24, 2000, the Company completed a private placement of 2,589,927 shares of Series E Convertible Preferred Stock ("Series E") and received cash of $16,875,115, net of offering costs. The terms of the Series E provide for similar rights as those provided to the Series A, Series B, Series C, and Series
D. The Series E holders were entitled to receive cumulative dividends at an annual rate of 8% of the original purchase price payable in cash or shares of Series E at the option of the holder. Dividends were payable when declared by the Board of Directors and upon conversion, liquidation or redemption. The terms of conversion decreased the conversion price from $6.95 to $5.73 since the Company was unable to complete by September 15, 2000 a qualified public offering or to effect a merger or acquisition of the Company that would entitle the holders of the Series E to receive $10.43 or more per share. At the date of issuance, the Company believed the per share price of $6.95 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of March 2000 and determined it to be $22.48 per share (on a pre-split basis). Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the non-cash preferred stock charge at the date of issuance by offsetting charges and credits to additional paid-in capital of $16,875,115, without any effect on total stockholders' equity. The non-cash charge was limited to the net proceeds received from the Series E offering.

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

On August 28, 2000, the Company completed a private placement of 1,597,285 shares of Series F Convertible Preferred Stock ("Series E") and received cash of $10,742,000, net of offering costs. The terms of the Series F are substantially similar to those of the Series E. The Company recorded a non-cash preferred stock charge at the date of issuance by offsetting charges and credits to additional paid-in capital of $10,742,000, without any effect on total stockholders' equity.

All outstanding shares of Series E and Series F and related Series E warrants were converted into 6,851,207 shares of the Company's common stock and warrants exercisable for 33,030 shares of the Company's common stock upon the closing of the Company's initial public offering in October 2000.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

4.  Accrued Expenses

Accrued expenses consist of the following at December 31:

                                                 2001                2000
                                          --------------------------------------

   Clinical trial contract costs           $     2,348,663     $     2,793,848
   Compensation costs                              563,891             407,192
   Other                                           416,327             432,491
                                          --------------------------------------
                                           $     3,328,881     $     3,633,531
                                          ======================================

5. Income Taxes

At December 31, 2001 and 2000, the Company had federal and state net operating loss carryforwards of approximately $57.6 million and $39.4 million, respectively, for income tax purposes. At December 31, 2001 and 2000, the Company had research and development credit carryforwards of approximately $3.7 million and $1.9 million, respectively. The federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. When, and if recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of net operating loss carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                                  2001                  2000
                                           ------------------------------------

Deferred tax assets:
   Net operating loss carryforward         $     23,043,000    $     15,760,000
   Research and development credits               3,715,000           1,923,000
   Other                                              3,000             419,000
                                           ------------------------------------
Total deferred tax assets                        26,761,000          18,102,000

Valuation allowance                             (26,761,000)        (18,102,000)
                                           ------------------------------------
Net deferred tax asset                     $              -    $              -
                                           ====================================

Valuation allowance increased by $8,659,000 and $8,377,000 as of December 31, 2001 and 2000, respectively.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. Stock Option Plan

On November 20, 1996, the Company established a Stock Option Plan and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. Awards may be made to participants in the form of incentive and nonqualified stock options. Eligible participants under the Plan include executive and key employees of the Company. The vesting periods range from immediate vesting at issuance to three years or immediately upon a significant change in ownership as defined by the plan document. The exercise price for incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are 10% or more stockholders of the Company).

In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan. The Plan became effective upon the consummation of the Company's initial public offering in October 2000 and provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units and other stock-based awards to our employees, non-employee directors, advisors, and consultants. The Plan authorizes up to 3,000,000 shares of our common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for purposes of the Plan.

A summary of the Company's stock option activity, and related information is as follows:

                                                                Weighted-Average
                                                   Number of        Exercise
                                                    Shares           Price
                                            -----------------------------------

   Balance at December 31, 1996                      88,562            0.19
     Options granted                                470,127            0.19
     Forfeited                                      (10,118)           0.19
                                            -----------------------------------
   Balance at December 31, 1997                     548,571            0.19
     Options granted                                194,593            0.33
     Exercised                                      (29,977)           0.19
     Forfeited                                     (104,923)           0.19
                                            -----------------------------------
   Balance at December 31, 1998                     608,264            0.23
     Options granted                                612,221            1.12
     Exercised                                       (3,373)           0.19
     Forfeited                                     (105,222)           0.88
                                            -----------------------------------
   Balance at December 31, 1999                   1,111,890            0.66
     Options granted                                486,762            2.87
     Exercised                                     (208,334)           0.36
     Forfeited                                       (6,745)           1.48
                                            -----------------------------------
   Balance at December 31, 2000                   1,383,573            1.49
     Options granted                                808,591            9.45
     Exercised                                     (187,837)           0.58
     Forfeited                                       (8,545)           2.48
                                            -----------------------------------
   Balance at December 31, 2001                   1,995,782          $ 4.79
                                            ===================================

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. Stock Option Plan (continued)

The options outstanding and exercisable at December 31, 2001 are as follows:

                    Options Outstanding                           Weighted-Average
------------------------------------------------------------
                                                                Remaining Contractual
           Exercise                       Number                        Life                        Vested
            Price                       Outstanding                  (In years)                     Options
--------------------------------------------------------------------------------------------------------------------

         $  0.19                           254,664                       5.5                         254,664
         $  0.44                            60,818                       6.8                          60,818
         $  0.89                           191,598                       7.3                         100,541
         $  1.48                           332,304                       7.9                         165,328
         $  2.02                           167,276                       8.2                          55,759
         $  3.40                            76,893                       8.4                          25,631
         $  3.74                            47,215                       8.6                           9,443
         $  4.25                            36,423                       8.8                          12,140
         $  5.90                            20,000                       9.8                               -
         $  6.60-6.75                      302,639                       9.3                               -
         $  7.35-7.38                       25,000                       9.2                               -
         $  8.50-8.75                      130,000                       9.2                               -
         $  9.84                            15,000                       9.6                               -
         $10.89                             65,000                       9.5                               -
         $12.50                             20,000                       9.0                           5,000
         $13.19                            200,952                       9.1                               -
         $14.16                             50,000                       9.0                               -
                               ----------------------------                              ----------------------------
                                         1,995,782                                                   689,324
                                ============================                              ============================

The following table summarizes the fair value of options granted:

                                                                                          Weighted-Average
                                                   Fair Value                              Exercise Price
----------------------------------------------------------------------------------------------------------------------
           Type of Option                 2001         2000         1999           2001         2000         1999
----------------------------------------------------------------------------------------------------------------------
Stock price = exercise price          $  5.90-        $ 12.50     $    -       $   9.45       $  12.50     $       -
                                      $ 14.16

Stock price * exercise price                          $ 20.23-    $ 4.05-                     $   2.36     $    1.12
                                                      $ 22.48     $20.23


* means more than

                                   POZEN Inc.

                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. Stock Option Plan (continued)

 The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

During the years ended December 31, 2000 and 1999 in connection with the grant of certain share options to employees, the Company recorded deferred compensation of $6,328,492 and $3,045,666, respectively, representing the excess of the fair value of the common stock on the date of grant over the exercise price. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense according to the vesting method. During the years ended December 31, 2001, 2000 and 1999 and from September 26, 1996 (inception) through December 31, 2001, the Company recorded amortization of deferred compensation of $3,145,870, $3,054,286, $612,909, and $7,457,072,
respectively.

Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

                                         2001               2000               1999
                                   -------------------------------------------------------
Expected dividend yield                    0%                  0%                0%
Risk-free interest rate range           3.5%-5.0%          5.3% - 6.6%          6.5%
Expected life                           10 years            10 years          10 years

For periods following the Company's initial public offering, the "Black-Scholes" method was used to calculate the fair value of options granted. This method includes the above assumptions, as well as the estimated volatility of the Company's common stock.

The minimum value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders would not have been materially affected in 2000 and 1999. The Company's pro forma net loss information for 2001 is as follows:

Net loss attributable to common stockholders - as reported            $ (21,702,508)
                                                                      =================
Net loss attributable to common stockholders - SFAS 123 pro forma     $ (22,761,596)
                                                                      =================
Net loss per common share - SFAS 123 pro forma                        $       (0.81)
                                                                      =================

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

7.  Leases

The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $146,000, $123,000, $107,000, and $682,000 for the years ended December 31, 2001, 2000 and 1999 and for the period September 25, 1996 (inception) through December 31, 2001, respectively. The following is a schedule of future minimum lease payments for operating leases at December 31, 2001:

    2002                   $       199,939
    2003                           183,096
    2004                           369,747
    2005                           377,486
    2006                           385,311
    2007-10                      1,274,286
                           ---------------
                           $     2,789,865
                           ===============

8.  License Agreement

In September 1999, the Company licensed the migraine prophylactic agent, MT 500, from F. Hoffman-La Roche, Ltd and Syntex ("Roche"). The Company made a one-time non-refundable payment of $1.0 million at the time it entered into the agreement. The Company has charged the $1.0 million payment to research and development expense. In exchange for the upfront payment, Roche granted the Company a royalty-bearing, exclusive, worldwide license to develop and commercialize MT 500. As noted in Note 1 above, the Company has discontinued further development activities related to MT 500.

In January 2001, the Company entered into a Commercial Supply Agreement with Catalytica Pharmaceuticals, Inc. under which Catalytica will supply the Company with all MT 100 for commercial sale. The Company, or its commercial partner, are required to purchase all commercial supply of MT 100 from Catalytica for the initial term of the agreement and any extension thereof, unless Catalytica is unable to meet the Company's, or its commercial partner's, requirement. The Company has the right to terminate the agreement under certain circumstances after the third anniversary of first commercial sale of MT 100.

In October 2001, the Company entered into a Commercial Supply Agreement with Lek Pharmaceuticals Inc. under which Lek has agreed to provide the Company on an exclusive basis with DHE, which the Company will formulate as MT 300. The Company agreed to purchase DHE exclusively from Lek, which exclusivity is dependent upon Lek's ability to meet the Company's supply requirements and certain other conditions. Lek will supply to the Company solely and exclusively, under certain circumstances. The Company will pay Lek a fee in addition to the agreed supply price for DHE, based on a percentage of MT 300 sales revenue. Either party may cancel the agreement under certain conditions. In addition, Lek may terminate the agreement after a certain period of time if Lek decides to permanently cease the manufacture of DHE.

                                   POZEN Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

9.  Retirement Savings Plan

In July 1997, the Company began a defined contribution 401(k) pension plan (the "Plan") covering substantially all employees who are at least 21 years of age. Based upon management's discretion, the Company may elect to make contributions to the Plan. For the years ended December 31, 2000, 1999 and 1998 the Company did not make any contribution to the Plan. For the year ended December 31, 2001, and for the period September 25, 1996 (inception) through December 31, 2001, the Company made a contribution of $92,277 to the plan.

10. Legal Proceedings

The Company is not a party to any material legal proceedings.

On October 6, 2000, an action was filed against the Company alleging that the Company owed certain consideration and expenses in connection with the issuance and sale of preferred stock in the twelve-month period following the termination of the engagement of an investment banking firm to assist the Company with the sale of preferred stock in a private placement. In January 2002, the Company settled these issues for amounts that will have no material effect on the financial position or the results of operation of the Company.

11. Summary of Operations by Quarters (Unaudited)

                                                                                2001
                                                ---------------------------------------------------------------------------
                                                  1/st/ Quarter       2/nd/ Quarter       3/rd/ Quarter       4/th/ Quarter
                                                ---------------------------------------------------------------------------
Operating expenses                                $  5,759,152      $  5,381,743    $   5,524,444      $   8,417,074
Net loss                                            (4,533,460)       (4,408,918)      (4,805,986)        (7,954,144)
Net loss attributable to common stockholders        (4,533,460)       (4,408,918)      (4,805,986)        (7,954,144)
Net loss per share of common stock
   Basic and diluted                              $      (0.16)     $      (0.16)   $       (0.17)     $       (0.28)
Number of shares used in per share calculation
   Basic and diluted                                27,838,577        27,915,699       27,964,435         27,969,327

                                                                                2000
                                                ---------------------------------------------------------------------------
                                                  1/st/ Quarter       2/nd/ Quarter       3/rd/ Quarter       4/th/ Quarter
                                                ---------------------------------------------------------------------------
Operating expenses                                $  3,033,077      $  6,313,961    $   8,789,375      $   6,084,593
Net loss                                            (2,984,002)       (6,058,224)      (8,554,138)        (4,780,264)
Net loss attributable to common stockholders       (19,859,117)       (6,448,799)     (19,735,435)        (4,884,860)
Net loss per share of common stock
   Basic and diluted                              $      (3.43)     $      (1.10)   $       (3.35)     $       (0.21)
   Proforma                                              (1.34)            (0.34)           (1.00)             (0.19)
Number of shares used in per share calculation
   Basic and diluted                                 5,791,616         5,872,699        5,887,246         23,622,858
   Proforma                                         14,848,011        18,746,829       19,737,305         26,328,444

                                  EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------
3.1            Amended and Restated Certificate of Incorporation of the
               Registrant. *

3.2            Amended and Restated Bylaws of the Registrant. *

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.1 Sublease Agreement between Quintiles, Inc. and the Registrant, dated April 7, 1997. *

10.2           Stock Option Plan of the Registrant. *

10.3           First Amendment to Stock Option Plan dated February 14, 1997. *

10.4 Executive Employment Agreement with John R. Plachetka dated April 1, 1999. * ***

10.5 License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.6 Investor Rights Agreement dated July 28, 1999 between the Registrant and the holders of the Series D Preferred Stock. *

10.7 Investor Rights Agreement dated March 24, 2000 between the Registrant and the holders of the Series E Preferred Stock. *

10.8           2000 Equity Compensation Plan *

10.9 Investor Rights Agreement dated August 28, 2000 between the Registrant and the holders of the Series F Preferred Stock. *

10.10 Sublease Agreement between Intecardia, Inc. and the Registrant dated as of September 1, 2000. *

10.11 Supply Agreement dated January 17, 2001 by and between the Registrant and Catalytica Pharmaceuticals, Inc. (filed as Exhibit
               10.1 to the Company's Form 10-Q filed May 14, 2001).

10.12          First Amendment to the Executive Employment Agreement with John
               R. Plachetka, Pharm.D., dated as of April 25, 2001 (filed as
               Exhibit 10.2 to the Company's Form 10-Q filed May 14, 2001). ***

10.13          Amended and Restated Executive Employment Agreement with John R.
               Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q filed October 31, 2001). ***

10.14 Executive Employment Agreement with Andrew L. Finn dated July 25, 2001 (filed as Exhibit 10.2 to the Company's Form 10-Q filed October 31, 2001). ***

10.15 Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company's Form 10-Q filed October 31, 2001). ***

10.16 Executive Employment Agreement with Matthew E. Czajkowski dated July 25, 2001 (filed as Exhibit 10.4 to the Company's Form 10-Q filed October 31, 2001). ***

10.17 Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company's Form 10-Q filed October 31, 2001). ***

10.18 POZEN Inc. 2001 Long Term Incentive Plan (adopted by Board of Directors, subject to stockholder approval) (filed as Exhibit
               10.6 to the Company's Form 10-Q filed October 31, 2001).

10.19          Certificate of Award dated August 1, 2001 issued to John R.
               Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (granted subject to stockholder approval of the Plan) (filed as
               Exhibit 10.7 to the Company's Form 10-Q filed October 31, 2001).
               ***

10.20 Commercial Supply Agreement dated October, 2001 by and between Registrant and Lek Pharmaceuticals Inc. + **

10.21 Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001. **


23.1           Consent of Ernst & Young LLP, Independent Auditors**

___________

*              Incorporated by reference to the same-numbered exhibit of the
               Company's Registration statement on Form S-1, No. 333-35930.
**             Filed herewith.
***            Compensation related contract.
+              Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.