Form 10-Q
period 2002-03-31
POZEN INC /NC
filed 2002-04-30
CIK 1059790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

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

                                1414 Raleigh Road
                                    Suite 400
                        Chapel Hill, North Carolina 27517
          (Address of principal executive offices, including zip code)

                                 (919) 913-1030
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [_] No

The number of shares outstanding of the registrant's common stock as of April 15, 2002 was 28,077,945.

                                   POZEN Inc.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2002

                                      INDEX

PART I.         FINANCIAL INFORMATION                                                                           Page
Item 1.         Financial Statements (unaudited)

                Balance Sheets as of March 31, 2002 and December 31, 2001.................................        1

                Statements of Operations for the Three Months Ended
                March 31, 2002 and 2001 and Period From
                Inception (September 26, 1996) Through March 31, 2002.....................................        2

                Statements of Cash Flows for the Three Months Ended
                March 31, 2002 and 2001 and Period From
                Inception (September 26, 1996) Through March 31, 2002.....................................        3

                Notes to Financial Statements.............................................................        4

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................        5

Item 3.         Quantitative and Qualitative Disclosures About Market Risk................................       13


PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K..........................................................       13

Signature Page............................................................................................       14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   POZEN Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                        March 31,        December 31,
                                                                                          2002              2001
                                                                                     -------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $  68,332,825      $  73,958,724
   Prepaid expenses ...........................................................            149,332             67,498
   Other current assets .......................................................              8,000              8,688
                                                                                     -------------      -------------
      Total current assets ....................................................         68,490,157         74,034,910
Equipment, net of accumulated depreciation of $96,308 and $82,055 .............            185,423            109,014
                                                                                     -------------      -------------
      Total assets ............................................................      $  68,675,580      $  74,143,924
                                                                                     =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................      $     115,117      $     194,138
   Accrued expenses ...........................................................          4,068,113          3,328,881
                                                                                     -------------      -------------
      Total current liabilities ...............................................          4,183,230          3,523,019

Common stock, $0.001 par value, 90,000,000 shares authorized;
   28,077,945 and 27,969,435 shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively .........................             28,078             27,969
Additional paid-in capital ....................................................        143,659,834        143,512,559
Common stock warrants .........................................................            310,808            310,808
Deferred compensation .........................................................         (2,685,042)        (3,429,376)
Deficit accumulated during the development stage ..............................        (76,821,328)       (69,801,055)
                                                                                     -------------      -------------
   Total stockholders' equity .................................................         64,492,350         70,620,905
                                                                                     -------------      -------------
   Total liabilities and stockholders' equity .................................      $  68,675,580      $  74,143,924
                                                                                     =============      =============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Period from
                                                                                                   Inception
                                                                      Three Months              (September 26,
                                                                         Ended                   1996) Through
                                                                        March 31,                  March 31,
                                                            -------------------------------      -------------
                                                                 2002              2001               2002
                                                            -------------     -------------      -------------
Operating expenses:
   General and administrative ...........................   $   1,757,501     $   1,502,518      $  17,939,692
   Research and development .............................       5,579,444         4,256,634         63,754,696
                                                            -------------     -------------      -------------
Total operating expenses ................................       7,336,945         5,759,152         81,694,388
Interest income, net ....................................         316,672         1,225,692          5,807,538
                                                            -------------     -------------      -------------
Net loss ................................................      (7,020,273)       (4,533,460)       (75,886,850)
                                                            -------------     -------------      -------------

Non-cash preferred stock charge .........................              --                --         27,617,105
Preferred stock dividends ...............................              --                --            934,478
                                                            -------------     -------------      -------------

Net loss attributable to common stockholders ............   $  (7,020,273)    $  (4,533,460)     $(104,438,433)
                                                            =============     =============      =============

Basic and diluted net loss per common share .............   $       (0.25)    $       (0.16)
                                                            =============     =============

Shares used in computing basic and diluted
   net loss per common share ............................      28,038,315        27,838,577
                                                            =============     =============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                     Inception
                                                                                                                    (September 26,
                                                                                     Three Months Ended                 1996)
                                                                                          March 31,                Through March 31,
                                                                              --------------------------------     ----------------
                                                                                  2002                2001              2002
                                                                              -------------      -------------     ----------------
Operating activities
Net loss ................................................................     $  (7,020,273)     $  (4,533,460)     $ (75,886,850)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ......................................................            14,253             17,203            296,509
      Loss on disposal of equipment .....................................                --                 --             24,769
      Amortization of deferred compensation .............................           744,334            802,373          8,201,406
      Noncash financing charge ..........................................                --                 --            450,000
   Changes in operating assets and liabilities:
      Prepaid expenses, accrued interest receivable, and other assets ...           (81,146)           (11,749)          (157,332)
      Accounts payable and accrued expenses .............................           660,211           (974,658)         4,183,230
                                                                              -------------      -------------      -------------
      Net cash used in operating activities .............................        (5,682,621)        (4,700,291)       (62,888,268)

Investment activities
Purchase of equipment ...................................................           (90,662)           (32,978)          (506,701)
                                                                              -------------      -------------      -------------
Net cash used in investing activities ...................................           (90,662)           (32,978)          (506,701)
                                                                              -------------      -------------      -------------

Financing activities
Proceeds from issuance of preferred stock ...............................                --                 --         48,651,850
Proceeds from issuance of common stock ..................................           147,384             83,841         79,233,929
Proceeds from notes payable .............................................                --                 --          3,000,000
Proceeds from stockholders' receivables .................................                --                 --          1,004,310
Payment of dividends ....................................................                --                 --           (162,295)
                                                                              -------------      -------------      -------------
Net cash provided by financing activities ...............................           147,384             83,841        131,727,794
                                                                              -------------      -------------      -------------
Net (decrease) increase in cash and cash equivalents ....................        (5,625,899)        (4,649,428)        68,332,825
Cash and cash equivalents at beginning of period ........................        73,958,724         92,350,583                 --
                                                                              -------------      -------------      -------------
Cash and cash equivalents at end of period ..............................     $  68,332,825      $  87,701,155      $  68,332,825
                                                                              =============      =============      =============

Supplemental schedule of cash flow information
   Cash paid for interest ...............................................     $          --      $          --      $     186,576
                                                                              =============      =============      =============

Supplemental schedule of noncash investing and financing activities
   Conversion of notes payable to preferred stock .......................     $          --      $          --      $   3,000,000
                                                                              =============      =============      =============
   Preferred stock dividend .............................................     $          --      $          --      $     772,183
                                                                              =============      =============      =============
   Forfeiture of common stock options ...................................     $          --      $          --      $      42,213
                                                                              =============      =============      =============
   Conversion of preferred stock warrants to common stock ...............     $          --      $          --      $   1,030,192
                                                                              =============      =============      =============

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

2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Statements--The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the three months ended March 31, 2002 or for the same period of 2001. Deferred compensation is recorded as a component of stockholders' equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $744,334 and $802,373 for the period ended March 31, 2002 and 2001, respectively.

Net Loss Per Share--Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share", for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2002 and 2001. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K, as filed on April 1, 2002.

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under "Factors That May Affect Our Results." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a pharmaceutical development company committed to building a portfolio of products with significant commercial potential in select therapeutic areas. Our initial focus is on developing products for migraine therapy, a global market expected to exceed $2.8 billion in 2002.

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

Our results include non-cash compensation expense as a result of the issuance of stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the equity instruments issued. APB 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS 123. Any expense is being recorded over the respective vesting periods of the individual stock options and is reflected in the respective categories of expense in the statements of operations.

We have incurred significant losses since our inception and we have not generated any revenue. As of March 31, 2002, our accumulated deficit was $76,821,329. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, and Phase 2 clinical trial activities for our product candidate MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400, apply for regulatory approval, and acquire and develop product candidates in other therapeutic areas. Our results may vary depending on many factors, including:

     . the progress of MT 100, MT 300 and MT 400 in the clinical and regulatory process;

     . establishment of collaborations for the development and commercialization of any of our migraine product candidates; and

     . the acquisition or in-licensing of other therapeutic product candidates.

Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 or our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Net loss per share: Net loss attributable to common stockholders for the quarter ended March 31, 2002 was $7,020,273, or $0.25 per share, and for the quarter ended March 31, 2001 was $4,533,460, or $0.16 per share.

Revenue: We generated no revenue during the quarter ended March 31, 2002 and the quarter ended March 31, 2001.

Research and development: Research and development expenses increased 31% to $5.6 million for the first quarter of 2002, as compared to $4.3 million for the same period of 2001. A major portion of the $1.3 million increase was due to increased clinical trial costs associated with MT 100 and MT 300 of $377,000 and $667,000, respectively, as compared to the first quarter of 2001. In addition, costs associated with obtaining drug substance for the MT 400 development program increased $134,000. Additional research and development departmental costs increased $122,000, net of a $40,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $325,852 and $365,778, for the quarter ended March 31, 2002 and 2001, respectively. Research and development departmental expenses increased primarily due to higher personnel costs related to our research activities and regulatory affairs.

General and administrative: General and administrative expenses increased 17% to $1.8 million for the first quarter of 2002, as compared to $1.5 million for the same period of 2001. The $255,000 increase was due primarily to increased advertising, promotions and marketing expenses related to our business development activities, and costs related to our relocation. Total amortization of deferred compensation included in general and administrative expenses was $418,482 and $436,595 for the quarter ended March 31, 2002 and 2001, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, and public reporting.

Interest income: Interest income decreased to $316,672 for the quarter ended March 31, 2002 from $1,225,692 for the quarter ended March 31, 2001. Interest income decreased due to decreased levels of cash and cash equivalents available for investing and a decline in interest rates during the quarter ended March 31, 2002 as compared to the same period of 2001.

Income Taxes

As of March 31, 2002, we had federal and state net operating loss carryforwards of approximately $57.6 million and research and development credit carryforwards of approximately $3.7 million. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,727,794. As of March 31, 2002, cash and cash equivalents totaled $68,332,825, a decrease of $5,625,899 as compared to December 31, 2001. The decrease in cash and cash equivalents resulted primarily from expenses associated with our operating activities.

Cash used in operations of $5,682,621 during the quarter ended March 31, 2002 represented a net loss of $7,020,273 offset by non-cash charges of $758,587, an increase in prepaid and other assets of $81,146 and an increase in accounts payable and accrued liabilities of $660,211. The increase in accounts payable and accrued expenses was primarily due to increased spending in our clinical activities for MT 100 and MT 300 as compared to the year ended December 31, 2001.

Cash used in investing activities of $90,662 during the quarter ended March 31, 2002 reflected the purchase of furniture and equipment. Since inception through March 31, 2002, approximately $506,701 was spent on furniture and equipment.

Cash provided by financing activities during the quarter ended March 31, 2002, which totaled $147,384 was generated by the exercise of stock options.

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

We have incurred losses in each year since our inception and we currently have no source of product revenue. As of March 31, 2002, we had an accumulated deficit of approximately $76.8 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our current clinical trials for our other product candidates, we may be required to conduct additional clinical trials and studies to support our NDA's to the FDA. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

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

     . Business combinations and changes in the contractor's or collaborator's business strategy may adversely affect its willingness or ability to complete its obligations to us.

     . The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

     . The contractor or collaborator may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POZEN Inc.
                                            ------------
                                            (Registrant)

     April 30, 2002                   By: /s/ JOHN R. PLACHETKA
                                      -------------------------

                                      John R. Plachetka
                                      President and Chief Executive Officer

     April 30, 2002                   /s/ MATTHEW E. CZAJKOWSKI
                                      -------------------------

                                      Matthew E. Czajkowski
                                      Chief Financial Officer
                                      (Principal Financial Officer)

     April 30, 2002                   /s/ JOHN E. BARNHARDT
                                      ---------------------

                                      John E. Barnhardt
                                      Vice President, Finance and Administration
                                      (Principal Accounting Officer)