Form 10-Q
period 2002-06-30
POZEN INC /NC
filed 2002-08-12
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-31719

POZEN Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1657552 (I.R.S. Employer Identification No.)

1414 Raleigh Road
Suite 400
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code)

(919) 913-1030
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares outstanding of the registrant’s common stock as of July 25, 2002 was 28,096,562.

POZEN Inc.
(A Development Stage Company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2002

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of June 30, 2002 and December 31, 2001	1

	Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 and Period From Inception (September 26, 1996) Through June 30, 2002	2

	Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 and Period From Inception (September 26, 1996) Through June 30, 2002	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signature Page		15

Exhibit Index		16

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POZEN Inc.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$61,004,528	$73,958,724
Prepaid expenses	126,081	67,498
Other current assets	8,000	8,688

Total current assets	61,138,609	74,034,910
Equipment, net of accumulated depreciation	431,599	109,014

Total assets	$61,570,208	$74,143,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,958	$194,138
Accrued expenses	2,907,311	3,328,881

Total current liabilities	2,966,269	3,523,019
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,077,945 and 27,969,435 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	28,078	27,969
Additional paid-in capital	143,659,834	143,512,559
Common stock warrants	310,808	310,808
Deferred compensation	(1,948,704)	(3,429,376)
Deficit accumulated during the development stage	(83,446,077)	(69,801,055)

Total stockholders’ equity	58,603,939	70,620,905

Total liabilities and stockholders’ equity	$61,570,208	$74,143,924

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30,
	2002	2001	2002	2001	2002
Operating expenses:
General and administrative	$1,683,405	$1,586,608	$3,440,906	$3,089,126	$19,623,097
Research and development	5,223,281	3,795,135	10,802,725	8,051,769	68,977,977

Total operating expenses	6,906,686	5,381,743	14,243,631	11,140,895	88,601,074
Interest income, net	281,937	972,825	598,609	2,198,517	6,089,475

Net loss	(6,624,749)	(4,408,918)	(13,645,022)	(8,942,378)	(82,511,599)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net loss attributable to common stockholders	$(6,624,749)	$(4,408,918)	$(13,645,022)	$(8,942,378)	$(111,063,182)

Basic and diluted net loss per common share	$(0.24)	$(0.16)	$(0.49)	$(0.32)

Shares used in computing basic and diluted net loss per common share	28,077,945	27,915,699	28,058,130	27,877,138

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from Inception (September 26, 1996) Through June 30,
	2002	2001	2002
Operating activities
Net loss	$(13,645,022)	$(8,942,378)	$(82,511,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,638	36,281	333,894
Loss on disposal of equipment	—	23,193	24,769
Amortization of deferred compensation	1,480,672	1,589,326	8,937,744
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, accrued interest receivable, and other assets	(57,895)	85,117	(134,081)
Accounts payable and accrued expenses	(556,750)	(1,859,452)	2,966,269

Net cash used in operating activities	(12,727,357)	(9,067,913)	(69,933,004)
Investment activities
Purchase of equipment	(374,223)	(55,850)	(790,262)

Net cash used in investing activities	(374,223)	(55,850)	(790,262)

Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	147,384	107,444	79,233,929
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	147,384	107,444	131,727,794

Net (decrease) increase in cash and cash equivalents	(12,954,196)	(9,016,319)	61,004,528
Cash and cash equivalents at beginning of period	73,958,724	92,350,583	—

Cash and cash equivalents at end of period	$61,004,528	$83,334,264	$61,004,528

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$186,576

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options	$—	$—	$42,213

Conversion of preferred stock warrants to common stock	$—	$—	$1,030,192

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    Organization

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the state of Delaware on September 25, 1996. The Company is a pharmaceutical development company committed to building a portfolio of products with significant commercial potential in select therapeutic areas. The Company’s initial focus is on developing products for migraine therapy.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Stock-based Compensation—The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the six months ended June 30, 2002 or for the same period of 2001. Deferred compensation is recorded as a component of stockholders’ equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $1,480,672 and $1,589,326 for the six-month periods ended June 30, 2002 and 2001, respectively.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2002 and 2001. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K, as filed on April 1, 2002.

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under “Factors That May Affect Our Results.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a pharmaceutical development company committed to building a portfolio of products with significant commercial potential in select therapeutic areas. Our initial focus is on developing products for migraine therapy, a global market expected to exceed $2.8 billion in 2002.

Specifically, our business activities have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition or in-licensing.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaboration payments payable to us nor have we received any payments that are refundable or subject to performance milestones.

Our results include non-cash compensation expense as a result of the issuance of stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of APB 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the equity instruments issued. APB 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS 123. Any expense is being recorded over the respective vesting periods of the individual stock options and is reflected in the respective categories of expense in the statements of operations.

We have incurred significant losses since our inception and we have not generated any revenue. As of June 30, 2002, our accumulated deficit was $83,446,077. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our product candidate MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400, apply for regulatory approval, and acquire and develop product candidates in other therapeutic areas. Our results may vary depending on many factors, including:

•	the progress of MT 100, MT 300 and MT 400 in the clinical and regulatory process;

•	the establishment of collaborations for the development and commercialization of any of our migraine product candidates; and

•	the acquisition or in-licensing of other therapeutic product candidates.

Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 and our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Net loss per share:    Net loss attributable to common stockholders for the quarter ended June 30, 2002 was $6,624,749, or $0.24 per share, and for the quarter ended June 30, 2001 was $4,408,918, or $0.16 per share.

Revenue:    We generated no revenue during the quarter ended June 30, 2002 and the quarter ended June 30, 2001.

Research and development:    Research and development expenses increased 37.6% to $5,223,281 for the second quarter of 2002, as compared to $3,795,135 for the same period of 2001. The $1,428,000 increase was due primarily to increased costs associated with the development of MT 300 and MT 400, offset by a decrease in development costs for MT 100 and the elimination of development costs for MT 500. MT 300 costs increased by $1,046,000, primarily due to Phase 3 clinical trial activities, as compared to the same period of 2001. MT 400 costs increased by $1,420,000, primarily due to increased costs associated with obtaining drug substance and increased toxicology activities, as compared to the same period of 2001. Costs associated with the development of MT 100 and MT 500 decreased $529,000 and $615,000, respectively. Additional research and development departmental costs increased $106,000, net of a $32,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $321,000 and $353,000, for the quarter ended June 30, 2002 and 2001, respectively. Research and development departmental expenses increased primarily due to higher personnel costs related to our research activities.

General and administrative:    General and administrative expenses increased 6.1% to $1,683,405 for the second quarter of 2002, as compared to $1,586,608 for the same period of 2001. The $97,000 increase was due primarily to increased advertising, promotions and marketing expenses related to our business development activities, and other costs related to our corporate infrastructure. Total amortization of deferred compensation included in general and administrative expenses was $415,000 and $434,000 for the quarter ended June 30, 2002 and 2001, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public reporting.

Interest income:    Interest income decreased to $281,937 for the second quarter of 2002, from $972,825 for the quarter ended June 30, 2001. Interest income decreased due to a decline in interest rates and decreased levels of cash and cash equivalents available for investing during the quarter ended June 30, 2002 as compared to the same period of 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Net loss per share:    Net loss attributable to common stockholders for the six month period ended June 30, 2002 was $13,645,022, or $0.49 per share, as compared to $8,942,378, or $0.32 per share for the same period of 2001.

Revenue:    We generated no revenue during the six-month periods ended June 30, 2002 and June 30, 2001.

Research and development:    Research and development expenses increased 34.1% to $10,802,745 for the six-month period ended June 30, 2002, as compared to $8,051,769 for the same period of 2001. The $2,751,000 increase was due primarily to increased costs associated with the development of MT 300 and MT 400, offset by a decrease in development costs for MT 100 and the elimination of development costs for MT 500. MT 300 costs increased by $1,712,000, primarily due to increased Phase 3 clinical trial activities in the second quarter of 2002, as compared to the same period of 2001. MT 400 costs increased by $1,556,000, primarily due to increased cost associated with obtaining drug substance and increased toxicology activities, in the second quarter of 2002, as compared to the same period of 2001. Costs associated with the development of MT 100 and MT 500 decreased $152,000 and $593,000, respectively. Additional research and development departmental costs increased $228,000, net of a $71,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $647,000 and $718,000, for the six months ended June 30, 2002 and 2001, respectively. Research and development departmental expenses increased primarily due to higher personnel costs related to our research activities.

General and administrative:    General and administrative expenses increased 11.4% to $3,440,906 for the six-month period ended June 30, 2002 as compared to $3,089,126 for the same period of 2001. The $352,000 increase was due primarily to increased advertising, promotions and marketing expenses related to our business development activities, and costs related to our corporate infrastructure. Total amortization of deferred compensation included in general and administrative expenses was $834,000 and $871,000 for the six-month period ended June 30, 2002 and 2001, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public reporting.

Interest income:    Interest income decreased to $598,609 for the six-month period ended June 30, 2002 from $2,198,517 for the same period of 2001. Interest income decreased due to a decline in interest rates and decreased levels of cash and cash equivalents available for investing during the six-month period ended June 30, 2002 as compared to the same period of 2001.

Income Taxes

As of June 30, 2002, we had federal and state net operating loss carryforwards of approximately $69.2 million and research and development credit carryforwards of approximately $4.3 million. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,727,794. As of June 30, 2002, cash and cash equivalents totaled $61,004,528, a decrease of $12,954,196 as compared to December 31, 2001. The decrease in cash and cash equivalents resulted primarily from expenses associated with our operating activities.

Cash used in operations of $12,727,357 during the six months ended June 30, 2002 represented a net loss of $13,645,022 offset by non-cash charges of $1,532,310, an increase in prepaid and other assets of $57,895 and a decrease in accounts payable and accrued liabilities of $556,750.

Cash used in investing activities of $374,223 during the six months ended June 30, 2002 reflected the purchase of furniture, equipment and leasehold improvements. Since inception through June 30, 2002, approximately $790,262 was spent on furniture, equipment and leasehold improvements.

Cash provided by financing activities during the six months ended June 30, 2002, which totaled $147,384, was generated by the exercise of stock options.

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of MT 100 and anticipate that for the foreseeable future our ability to achieve profitability will be dependent on its successful development, approval and commercialization. Many factors could negatively affect the success of our efforts to develop and commercialize MT 100, including:

•	negative, inconclusive or otherwise unfavorable results from our carcinogenicity studies or from any other studies or clinical trials;

•	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of MT 100;

•	an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of MT 100, or any disruption of any of these arrangements, if established;

•	a failure to achieve market acceptance of MT 100;

•	significant delays in our carcinogenicity studies;

•	any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and

•	significant increases in the costs of any additional carcinogenicity studies.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

We have incurred losses in each year since our inception and we currently have no source of product revenue. As of June 30, 2002, we had an accumulated deficit of approximately $83.4 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

•	develop and obtain regulatory approvals for our product candidates;

•	negotiate collaborative agreements under which we receive upfront and milestone payments for our product candidates;

•	successfully commercialize our product candidates, which may include entering into collaborative agreements; and

•	secure contract manufacturing and distribution services.

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

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and our revenues would suffer.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may impair our ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in regulatory enforcement action by the FDA. Further, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of our product candidates.

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials of all of our product candidates. Any unanticipated costs or delays in these studies or trials, or the need to conduct additional studies or trials, could reduce or delay our revenues and profitability.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our current clinical trials for our other product candidates, we may be required to conduct additional clinical trials and studies to support our NDAs to the FDA. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

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

Our costs associated with our human clinical trials vary based on a number of factors, including:

•	the order and timing of clinical indications pursued;

•	the extent of development and financial support from collaborative parties, if any;

•	the need to conduct additional clinical trials or studies;

•	the number of patients required for enrollment;

•	the difficulty of obtaining sufficient patient populations and clinicians;

•	the difficulty of obtaining clinical supplies of our product candidates; and

•	governmental and regulatory delays.

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

We are subject to a number of risks associated with our dependence on contractual and collaborative arrangements with others:

•	We may not have day-to-day control over the activities of our contractors or collaborators.

•	Third parties may not fulfill their obligations to us.

•	We may not realize the contemplated or expected benefits from collaborative or other arrangements.

•	Business combinations and changes in the contractor’s or collaborator’s business strategy may adversely affect its willingness or ability to complete its obligations to us.

•	The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

•	The contractor or collaborator may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

•	Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

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

•	developing product candidates;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of product candidates; and

•	manufacturing and marketing products.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of other’s patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringer.

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

Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products, including MT 100, may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt and timing of regulatory approvals;

•	the availability of third-party reimbursement;

•	the indications for which the product is approved;

•	the rate of adoption by health care providers;

•	the rate of product acceptance by target patient populations;

•	the price of the product relative to alternative therapies;

•	the availability of alternative therapies;

•	the extent of marketing efforts by us and third-party distributors and agents;

•	the publicity regarding our products or similar products; and

•	the extent and severity of side effects as compared to alternative therapies.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we expect to incur additional operating losses. In particular, we believe that we will require additional capital to fund the acquisition of new product candidates. Our actual capital requirements will depend upon numerous factors, including:

•	the progress of our research and development programs;

•	the progress of preclinical studies, clinical and other testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our collaborative, licensing and other relationships; and

•	the terms and timing of any new collaborative, licensing and other arrangements that we may establish.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, as amended and restated on July 25, 2001, for a three-year term with automatic one-year renewal terms. As of July 25, 2001, we also entered into employment agreements with four of our other key management personnel, each of which provides for a two-year term with automatic one-year renewal terms. If we lose the services of Dr. Plachetka or the services of any of our other key personnel, or fail to recruit key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success will also depend in part on the continued service of our other key management personnel.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income during the six-month period ended June 30, 2002 as compared to the same period of 2001. Declines in interest rates will reduce our interest income while increases in interest rates will increase our interest income.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The annual meeting of our stockholders was held on May 21, 2002. The holders of 19,696,272 of the 28,077,945 shares of our common stock outstanding on the record date were present at the meeting in person or by proxy.

(b)
At the meeting, Bruce A. Tomason was duly nominated and properly elected as a Director to serve until the 2005 annual meeting of stockholders or until his successor is elected and has qualified. The number of votes cast in favor and withheld for his nomination are indicated below:

For	Against/Withheld

19,694,482	1,790

(c)
At the meeting, Jacques F. Rejeange was duly nominated and properly elected as a Director to serve until the 2005 annual meeting of stockholders or until his successor is elected and has qualified. The number of votes cast in favor and withheld for his nomination are indicated below:

For	Against/Withheld

19,694,482	1,790

The terms of office of John R. Plachetka, Ted G. Wood and Peter J. Wise as directors continued after the meeting.

(d)
At the meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 31, 2002 was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:

For	Against	Against/Withheld
19,692,034	2,290	1,948

(e)	At the meeting, a proposal to approve the 2001 Long-Term Incentive Plan was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:

For	Against	Abstentions
14,363,568	277,896	28,223

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN INC. (Registrant)

August 2, 2002	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka President and Chief Executive Officer

August 2, 2002	By:	/s/ MATTHEW E. CZAJKOWSKI
Matthew E. Czajkowski Chief Financial Officer (Principal Financial Officer)

August 2, 2002	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt Vice President, Finance And Administration (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.