Form 10-Q
period 2002-09-30
POZEN INC /NC
filed 2002-11-13
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-31719

POZEN Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1657552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒  Yes        ☐  No

The number of shares outstanding of the registrant’s common stock as of October 25, 2002 was 28,128,039.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

For the Three and Nine Months Ended September 30, 2002

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2002 and December 31, 2001	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 and Period From Inception (September 26, 1996) Through September 30, 2002	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 and Period From Inception (September 26, 1996) Through September 30, 2002	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

Signature and Certifications		15

Exhibit Page		18

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$55,675,859	$73,958,724
Prepaid expenses	65,531	67,498
Other current assets	8,000	8,688

Total current assets	55,749,390	74,034,910
Equipment, net of accumulated depreciation	442,999	109,014

Total assets	$56,192,389	$74,143,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,638	$194,138
Accrued expenses	1,798,816	3,328,881

Total current liabilities	2,058,454	3,523,019

Common stock, $0.001 par value, 90,000,000 shares authorized; 28,128,039 and 27,969,435 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	28,128	27,969
Additional paid-in capital	143,756,198	143,512,559
Common stock warrants	260,999	310,808
Deferred compensation	(1,231,385)	(3,429,376)
Deficit accumulated during the development stage	(88,680,005)	(69,801,055)

Total stockholders’ equity	54,133,935	70,620,905

Total liabilities and stockholders’ equity	$56,192,389	$74,143,924

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30,
	2002	2001	2002	2001	2002
Operating expenses:
General and administrative	$1,454,558	$1,465,360	$4,895,463	$4,554,486	$21,077,655
Research and development	4,024,353	4,059,084	14,827,078	12,110,853	73,002,330

Total operating expenses	5,478,911	5,524,444	19,722,541	16,665,339	94,079,985
Interest income, net	244,982	718,458	843,591	2,916,975	6,334,457

Net loss	(5,233,929)	(4,805,986)	(18,878,950)	(13,748,364)	(87,745,528)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net loss attributable to common stockholders	$(5,233,929)	$(4,805,986)	$(18,878,950)	$(13,748,364)	$(116,297,111)

Basic and diluted net loss per common share	$(0.19)	$(0.17)	$(0.67)	$(0.49)

Shares used in computing basic and diluted net loss per common share	28,100,495	27,964,435	28,072,252	27,906,237

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from Inception (September 26, 1996) Through September 30,
	2002	2001	2002
Operating activities
Net loss	$(18,878,950)	$(13,748,364)	$(87,745,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,089	60,997	365,345
Loss on disposal of equipment	—	23,193	24,769
Amortization of deferred compensation	2,197,991	2,374,499	9,655,063
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, accrued interest receivable, and other assets	2,655	171,072	(73,531)
Accounts payable and accrued expenses	(1,464,565)	(1,034,597)	2,058,454

Net cash used in operating activities	(18,059,780)	(12,153,200)	(75,265,427)

Investment activities
Purchase of equipment	(417,074)	(96,496)	(833,113)

Net cash used in investing activities	(417,074)	(96,496)	(833,113)

Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	193,989	107,444	79,280,534
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	193,989	107,444	131,774,399

Net (decrease) increase in cash and cash equivalents	(18,282,865)	(12,142,252)	55,675,859
Cash and cash equivalents at beginning of period	73,958,724	92,350,583	—

Cash and cash equivalents at end of period	$55,675,859	$80,208,331	$55,675,859

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$186,576

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options	$—	$—	$42,213

Conversion of preferred stock warrants to common stock	$—	$—	$1,030,192

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

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the nine months ended September 30, 2002. Deferred compensation is recorded as a component of stockholders’ equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $2,197,991 and $2,374,499 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2002 and 2001. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

Specifically, our business activities have included:

➢	product candidate research and development;
➢	designing and funding pre-clinical and clinical trials for our product candidates;
➢	regulatory and clinical affairs;
➢	intellectual property prosecution and expansion; and
➢	business development, including product acquisition or licensing activities.

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

We have incurred significant losses since our inception, and we have not generated any revenue. As of September 30, 2002, our accumulated deficit was $88,680,005. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our product candidate MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400, apply for regulatory approval, and acquire and develop product candidates in other therapeutic areas. Our results may vary depending on many factors, including:

➢	the progress of MT 100, MT 300 and MT 400 in the clinical and regulatory process;
➢	the establishment of licenses or other collaborations for the development and commercialization of any of our migraine product candidates; and
➢	the acquisition or in-licensing of other therapeutic product candidates.

Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop MT 100 and our other migraine product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net loss per share:    Net loss attributable to common stockholders for the quarter ended September 30, 2002 was $5,233,929 or $0.19 per share, and for the quarter ended September 30, 2001 was $4,805,986, or $0.17 per share.

Revenue:    We generated no revenue during the quarter ended September 30, 2002 and the quarter ended September 30, 2001.

Research and development:    Research and development expenses decreased to $4,024,353 for the third quarter of 2002, as compared to $4,059,084 for the same period of 2001. The $35,000 decrease was due primarily to a decrease in development costs for MT 100 and the termination of all development activities relating to MT 500, offset by increased costs associated with the development of MT 300 and MT 400. Costs associated with the development of MT 100 and MT 500 decreased $1,239,000 and $578,000, respectively. MT 300 costs increased by $858,000, primarily due to Phase 3 clinical trial activities and costs associated with obtaining drug substance, as compared to the same period of 2001. MT 400 costs increased by $801,000, primarily due to increased costs associated with obtaining drug substance and related formulation development, and increased toxicology activities, as compared to the same period of 2001. Additional research and development costs, including departmental expenses, increased $123,000, net of a $30,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $321,000 and $351,000, for the quarters ended September 30, 2002 and 2001, respectively.

General and administrative:    General and administrative expenses decreased to $1,454,558 for the third quarter of 2002, as compared to $1,465,360 for the same period of 2001. The $11,000 decrease was due primarily to a decrease in the costs associated with public company activities and amortization of deferred stock compensation, partially offset by an increase in cost related to our business development activities and costs related to our facility infrastructure. Total amortization of deferred compensation included in general and administrative expenses was $396,000 and $434,000 for the quarters ended September 30, 2002 and 2001, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public company activities.

Interest income:    Interest income decreased to $244,982 for the third quarter of 2002, from $718,458 for the quarter ended September 30, 2001. Interest income decreased primarily due to a decline in interest rates along with a decrease in levels of cash and cash equivalents available for investing during the quarter ended September 30, 2002 as compared to the same period of 2001.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Net loss per share:    Net loss attributable to common stockholders for the nine-month period ended September 30, 2002 was $18,878,950 or $0.67 per share, as compared to $13,748,364 or $0.49 per share for the same period of 2001.

Revenue:    We generated no revenue during the nine-month periods ended September 30, 2002 and September 30, 2001.

Research and development:    Research and development expenses increased to $14,827,078 for the nine-month period ended September 30, 2002, as compared to $12,110,853 for the same period of 2001. The $2,716,000 increase was due primarily to increased costs associated with the development of MT 300 and MT 400, offset by a decrease in development costs for MT 100 and the termination of all development activities relating to MT 500 in the second quarter of 2002. MT 300 costs increased by $2,570,000, primarily due to increased Phase 3 clinical trial activities in the second and third quarters of 2002, as compared to the same period of 2001. MT 400 costs increased by $2,357,000, primarily due to increased cost associated with obtaining drug substance and increased toxicology activities, as compared to the same period of 2001. Costs associated with the development of MT 100 and MT 500 decreased $1,392,000 and $1,342,000, respectively. Research and development departmental costs, including higher personnel costs, increased $523,000, net of a $101,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $968,000 and $1,069,000, for the nine months ended September 30, 2002 and 2001, respectively.

General and administrative:    General and administrative expenses increased to $4,895,463 for the nine-month period ended September 30, 2002 as compared to $4,554,486 for the same period of 2001. The $341,000 increase was due primarily to increased advertising, promotions and marketing expenses related to our business development activities, and costs related to our facility infrastructure. Total amortization of deferred compensation included in general and administrative expenses was $1,230,000 and $1,305,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public company activities.

Interest income:    Interest income decreased to $843,591 for the nine-month period ended September 30, 2002 from $2,916,975 for the same period of 2001. Interest income decreased primarily due to a decline in interest rates along with a decrease in the levels of cash and cash equivalents available for investing during the nine-month periods ended September 30, 2002 as compared to the same period of 2001.

Income Taxes

As of September 30, 2002, we had federal and state net operating loss carryforwards of approximately $73.4 million and research and development credit carryforwards of approximately $4.6 million. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,744,399. As of September 30, 2002, cash and cash equivalents totaled $55,675,859, a decrease of $18,282,865 as compared to December 31, 2001. The decrease in cash and cash equivalents resulted primarily from expenses associated with our operating activities.

Cash used in operations of $18,059,780 during the nine months ended September 30, 2002 represented a net loss of $18,878,950 offset by non-cash charges of $2,281,080, an increase in prepaid and other assets of $2,655 and a decrease in accounts payable and accrued liabilities of $1,464,565.

Cash used in investing activities of $417,074 during the nine months ended September 30, 2002 reflected the purchase of furniture, equipment and leasehold improvements for our corporate relocation. Since inception through September 30, 2002, approximately $833,113 was spent on furniture, equipment and leasehold improvements.

Cash provided by financing activities during the nine months ended September 30, 2002, which totaled $193,989, was generated by the exercise of stock options and warrants.

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of MT 100 and anticipate that for the foreseeable future our ability to achieve profitability will be dependent on its successful development, approval and commercialization. Many factors could negatively affect the success of our efforts to develop and commercialize MT 100, including:

➢	negative, inconclusive or otherwise unfavorable results from our carcinogenicity studies or from any other studies or clinical trials;
➢	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of MT 100;

➢	an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of MT 100, or any disruption of any of these arrangements, if established;
➢	a failure to achieve market acceptance of MT 100;
➢	significant delays in our carcinogenicity studies;
➢	any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and
➢	significant increases in the costs of any additional carcinogenicity studies.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

We have incurred losses in each year since our inception and we currently have no source of product revenue. As of September 30, 2002, we had an accumulated deficit of approximately $88.7 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

➢	develop and obtain regulatory approvals for our product candidates;
➢	negotiate collaborative agreements under which we receive upfront and milestone payments for our product candidates;
➢	successfully commercialize our product candidates, which may include entering into collaborative agreements; and
➢	secure contract manufacturing and distribution services.

If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates, including MT 100, have been approved for sale in the United States or any foreign market. We will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on product candidates in support of New Drug Application (“NDA”) submissions to the FDA for approval to market our product candidates. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we will not be permitted to sell them.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices (“cGMP”) regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.

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

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials of all of our product candidates. Any unanticipated costs or delays in these studies or trials, or the need to conduct additional studies or trials or seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could reduce or delay our revenues and profitability.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and even if we complete our current clinical trials for our other product candidates, we may be required to conduct additional clinical trials and studies to support our NDAs to the FDA. We may determine to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA usually evaluates results. Approval of MT 300 will require positive FDA action on our request that secondary endpoints be evaluated based upon sustained response. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, recent results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application.

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

Our costs associated with our human clinical trials vary based on a number of factors, including:

➢	the order and timing of clinical indications pursued;
➢	the extent of development and financial support from collaborative parties, if any;
➢	the need to conduct additional clinical trials or studies;
➢	the number of patients required for enrollment;
➢	the difficulty of obtaining sufficient patient populations and clinicians;
➢	the difficulty of obtaining clinical supplies of our product candidates; and
➢	governmental and regulatory delays.

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

We are subject to a number of risks associated with our dependence on contractual and collaborative arrangements with others:

➢	We may not have day-to-day control over the activities of our contractors or collaborators.
➢	Third parties may not fulfill their obligations to us.
➢	We may not realize the contemplated or expected benefits from collaborative or other arrangements.
➢	Business combinations and changes in the contractor’s or collaborator’s business strategy may adversely affect its willingness or ability to complete its obligations to us.
➢	The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.
➢	The contractor or collaborator may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.
➢	Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. Our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. We face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than any of our current or future technologies or products. Many of our actual or potential competitors, either alone or together with collaborative parties, have substantially greater financial resources, and almost all of our competitors have larger numbers of scientific and administrative personnel than we do. Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

➢	developing product candidates;
➢	undertaking preclinical testing and human clinical trials;
➢	obtaining FDA and other regulatory approvals of product candidates; and
➢	manufacturing and marketing products.

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

Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products, including MT 100, may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

➢	the receipt and timing of regulatory approvals;
➢	the availability of third-party reimbursement;
➢	the indications for which the product is approved;
➢	the rate of adoption by health care providers;
➢	the rate of product acceptance by target patient populations;
➢	the price of the product relative to alternative therapies;
➢	the availability of alternative therapies;
➢	the extent of marketing efforts by us and third-party distributors and agents;
➢	the publicity regarding our products or similar products; and
➢	the extent and severity of side effects as compared to alternative therapies.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we expect to incur additional operating losses. In particular, we believe that we will require additional capital to fund the acquisition of new product candidates. Our actual capital requirements will depend upon numerous factors, including:

➢	the progress of our research and development programs;
➢	the progress of preclinical studies, clinical and other testing;
➢	the time and cost involved in obtaining regulatory approvals;
➢	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
➢	the effect of competing technological and market developments;
➢	the effect of changes and developments in our collaborative, licensing and other relationships; and
➢	the terms and timing of any new collaborative, licensing and other arrangements that we may establish.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income during the nine-month period ended September 30, 2002 as compared to the same period of 2001. Declines in interest rates will reduce our interest income while increases in interest rates will increase our interest income.

Item 4.    Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 12, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 12, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.

(Registrant)

November 13, 2002	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 13, 2002		/s/ MATTHEW E. CZAJKOWSKI
Matthew E. Czajkowski
Chief Financial Officer
(Principal Financial Officer)

November 13, 2002		/s/ JOHN E. BARNHARDT
John E. Barnhardt
Vice President, Finance and Administration
(Principal Accounting Officer)

Certifications

I, John R. Plachetka, Pharm.D., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of POZEN Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ John R. Plachetka John R. Plachetka, Pharm.D.
Chief Executive Officer

I, Matthew E. Czajkowski, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of POZEN Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Matthew E. Czajkowski Matthew E. Czajkowski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements