Form 10-Q
period 2003-03-31
POZEN INC /NC
filed 2003-05-12
CIK 1059790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

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

The number of shares outstanding of the registrant's common stock as of April 15, 2003 was 28,240,339.

                                   POZEN Inc.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2003

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                          Page
Item 1.     Financial Statements (unaudited)

            Balance Sheets as of March 31, 2003 and December 31, 2002 .................      1

            Statements of Operations for the Three Months Ended
            March 31, 2003 and 2002 and Period From
            Inception (September 26, 1996) Through March 31, 2003 .....................      2

            Statements of Cash Flows for the Three Months Ended
            March 31, 2003 and 2002 and Period From
            Inception (September 26, 1996) Through March 31, 2003 .....................      3

            Notes to Financial Statements..............................................      4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................      5

Item 3.     Quantitative and Qualitative Disclosures About Market Risk. ...............     14

Item 4.     Controls and Procedures....................................................     14


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K. .........................................     14

Signature and Certifications ..........................................................     15

Exhibit Page ..........................................................................     18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   POZEN Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                                 March 31,          December 31,
                                                                                                    2003                2002
                                                                                               ---------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................................     $ 45,973,619         $ 50,056,251
   Prepaid expenses and other current assets ..............................................          499,384              553,371
                                                                                                ------------         ------------
      Total current assets ................................................................       46,473,003           50,609,622
Equipment, net of accumulated depreciation ................................................          396,654              425,369
                                                                                                ------------         ------------
      Total assets ........................................................................     $ 46,869,657         $ 51,034,991
                                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................................     $    385,162         $    179,374
   Accrued expenses .......................................................................        1,835,928            1,657,074
                                                                                                ------------         ------------
      Total current liabilities ...........................................................        2,221,090            1,836,448

Common stock, $0.001 par value, 90,000,000 shares authorized;
   28,155,412 and 28,147,039 shares issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively .....................................           28,155               28,147
Additional paid-in capital ................................................................      144,040,164          144,036,491
Deferred compensation .....................................................................         (231,041)            (510,130)
Deficit accumulated during the development stage ..........................................      (99,188,711)         (94,355,965)
                                                                                                ------------         ------------
   Total stockholders' equity .............................................................       44,648,567           49,198,543
                                                                                                ------------         ------------
   Total liabilities and stockholders' equity .............................................     $ 46,869,657         $ 51,034,991
                                                                                                ============         ============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                     Period From
                                                                                                      Inception
                                                                                                    (September 26,
                                                                                                    1996) Through
                                                             Three Months Ended March 31,              March 31,
                                                           --------------------------------         --------------
                                                              2003                 2002                  2003
                                                              ----                 ----                  ----
Operating expenses:
   General and administrative .........................    $ 1,863,151         $  1,757,501         $  24,878,678
   Research and development ...........................      3,112,864            5,579,444            80,049,746
                                                           -----------         ------------         -------------
Total operating expenses ..............................      4,976,015            7,336,945           104,928,424
Interest income, net ..................................        143,269              316,672             6,674,191
                                                           -----------         ------------         -------------
Net loss ..............................................     (4,832,746)          (7,020,273)          (98,254,233)
                                                           -----------         ------------         -------------

Non-cash preferred stock charge .......................             --                   --            27,617,105
Preferred stock dividends .............................             --                   --               934,478
                                                           -----------         ------------         -------------

Net loss attributable to common stockholders ..........    $(4,832,746)        $ (7,020,273)        $(126,805,816)
                                                           ===========         ============         =============

Basic and diluted net loss per common share ...........    $     (0.17)        $      (0.25)
                                                           ===========         ============

Shares used in computing
     basic and diluted net loss per common share ......     28,150,319           28,038,315
                                                           ===========         ============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Period from
                                                                                                                 Inception
                                                                                                            (September 26, 1996)
                                                                               Three Months Ended                 Through
                                                                                   March 31,                      March 31,
                                                                        --------------------------------    -------------------
                                                                              2003             2002                2003
                                                                        ---------------   --------------    -------------------
Operating activities
Net loss .........................................................     $   (4,832,746)    $   (7,020,273)     $ (98,254,233)
Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation ...............................................             32,616             14,253            428,385
      Loss on disposal of equipment ..............................                 --                 --             27,495
      Amortization of deferred compensation ......................            279,089            744,334         10,644,240
      Noncash financing charge ...................................                 --                 --            450,000
   Changes in operating assets and liabilities:
      Prepaid expenses, accrued interest receivable,
         and other assets ........................................             53,987            (81,146)          (499,384)
      Accounts payable and accrued expenses ......................            384,642            660,211          2,221,090
                                                                       --------------     --------------      -------------
      Net cash used in operating activities ......................         (4,082,412)        (5,682,621)       (84,982,407)

Investment activities
Purchase of equipment ............................................             (3,901)           (90,662)          (852,534)
                                                                       --------------     --------------      -------------
Net cash used in investing activities ............................             (3,901)           (90,662)          (852,534)
                                                                       --------------     --------------      -------------

Financing activities
Proceeds from issuance of preferred stock ........................                 --                 --         48,651,850
Proceeds from issuance of common stock ...........................              3,681            147,384         79,314,695
Proceeds from notes payable ......................................                 --                 --          3,000,000
Proceeds from stockholders' receivables ..........................                 --                 --          1,004,310
Payment of dividends .............................................                 --                 --           (162,295)
                                                                       --------------     --------------      -------------
Net cash provided by financing activities ........................              3,681            147,384        131,808,560
                                                                       --------------     --------------      -------------
Net (decrease) increase in cash and cash equivalents .............         (4,082,632)        (5,625,899)        45,973,619
Cash and cash equivalents at beginning of period .................         50,056,251         73,958,724                 --
                                                                       --------------     --------------      -------------
Cash and cash equivalents at end of period .......................     $   45,973,619     $   68,332,825      $  45,973,619
                                                                       ==============     ==============      =============

Supplemental schedule of cash flow information
Cash paid for interest ...........................................     $           --     $           --      $     190,790
                                                                       ==============     ==============      =============

Supplemental schedule of noncash investing
   and financing activities
Conversion of notes payable to preferred stock ...................     $           --     $           --      $   3,000,000
                                                                       ==============     ==============      =============
Preferred stock dividend .........................................     $           --     $           --      $     772,183
                                                                       ==============     ==============      =============
Forfeiture of common stock options and warrants ..................     $           --     $           --      $     314,379
                                                                       ==============     ==============      =============
Conversion of preferred stock warrants to common stock ...........     $           --     $           --      $   1,080,001
                                                                       ==============     ==============      =============

See accompanying Notes to Financial Statements.

                                   POZEN Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization

POZEN Inc. ("POZEN" or the "Company") was incorporated in the state of Delaware on September 25, 1996. The Company is a pharmaceutical development company committed to building a portfolio of product candidates with significant commercial potential. Our initial focus is the multi-billion dollar global migraine market. In addition, we intend to leverage our pharmaceutical product development expertise by acquiring, in-licensing and/or developing commercially attractive products in therapeutic areas outside of migraine.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements--The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the three months ended March 31, 2003. Deferred compensation recognized in prior periods was recorded as a component of stockholders' equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $279,089 and $744,334 for the three-month periods ended March 31, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                                    Year Ended
                                                                 Three Months Ended March 31,      December 31,
                                                              ----------------------------------  --------------
                                                                    2003                 2002          2002/1/
                                                                    ----                 ----          -------
Net loss attributed to common stockholders as reported        $  (4,832,746)       $  (7,020,273) $ (24,554,910)

Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects                  279,089              744,334      2,908,079

Deduct: Total stock-based employee compensation expense
   determined under the fair value-based method for all
   awards, net of related tax effects                            (1,097,252)          (2,198,325)    (5,716,748)
                                                              -------------        -------------  -------------
Pro forma net loss attributed to common stockholders          $  (5,650,909)       $  (8,474,264) $ (27,363,579)
                                                              =============        =============  =============

Earnings per share

Net loss per common share as reported - basic and diluted     $       (0.17)       $       (0.25) $       (0.87)
Net loss per common share pro forma - basic and diluted       $       (0.20)       $       (0.30) $       (0.97)

Weighted-average shares used in computing basic and diluted
   net loss per common share                                     28,150,319           28,038,315     28,110,352

/1/ The Company has revised its calculation of pro forma net loss attributable to common stockholders for the year ended December 31, 2002. The above information supersedes the information enclosed in the Company's 2002 Annual Report on Form 10-K.

Net Loss Per Share--Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share," for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2003 and 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 28, 2003.

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

Overview

We are a pharmaceutical development company committed to building a portfolio of product candidates with significant commercial potential. Our initial focus is the multi-billion dollar global migraine market. In addition, we intend to leverage our pharmaceutical product development expertise by acquiring, in-licensing and/or developing commercially attractive products in therapeutic areas outside of migraine.

Our business activities since inception have included:

     . product candidate research and development;

     . the design and funding of clinical trials for our product candidates;

     . regulatory and clinical affairs;

     . intellectual property prosecution and expansion; and

     . business development, including product acquisition and/or licensing activities.

MT 100 is being developed as an oral, first-line treatment for migraine pain and associated symptoms. We have completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100's effectiveness in treating migraine pain. In October 2002, we submitted a Marketing Authorization Application ("MAA") for MT 100 to the Medicines Control Agency ("MCA") in the United Kingdom ("UK"). If approved in the UK, we will seek approval in selected European countries through the European Union Mutual Recognition Procedure. We plan to submit a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for MT 100 in mid-2003, and complete the NDA submission by submitting final carcinogenicity data in early 2004.

MT 300, a proprietary formulation of injectable dihydroergotamine mesylate ("DHE") in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks. We have completed all planned Phase 3 pivotal clinical trials for MT 300, which consistently demonstrated MT 300's effectiveness in treating migraine pain. In December 2002, we submitted an NDA to the FDA for MT 300. The NDA was accepted for filing by the FDA in February 2003 and is under review.

MT 400 is being developed as a co-active acute migraine therapy, combining the activity of a triptan with that of a long-lasting non-steroidal anti-inflammatory drug ("NSAID"). In 2002, we completed a 972-patient Phase 2 clinical trial in which MT 400 showed statistically significant superiority over placebo and its components, including an oral triptan, on the identified primary and secondary outcome measures. Once we have identified the most suitable triptan for MT 400, we will initiate Phase 3 clinical trials.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaboration payments payable to us nor have we received any payments that are refundable or subject to performance milestones.

We have incurred significant losses since our inception and have not generated any revenue. As of March 31, 2003, our accumulated deficit was $99,188,711. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our product candidate MT 400, and general and administrative expenses. We expect to continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400 and apply for regulatory approval, develop other potential product candidates, and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

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

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Net loss per share: Net loss attributable to common stockholders for the quarter ended March 31, 2003 was $4,832,746 or $0.17 per share, as compared to a net loss of $7,020,273, or $0.25 per share, for the quarter ended March 31, 2002.

Revenue: We generated no revenue during the quarters ended March 31, 2003 and 2002.

Research and development: Research and development expenses decreased 44.2% to $3,113,000 for the first quarter of 2003, as compared to $5,579,000 for the same period of 2002. The $2,466,000 decrease was due primarily to a decrease in development costs for MT 100, MT 300 and MT 400. Costs associated with the development of MT 100 decreased $899,000 primarily due to a reduction in clinical trial and toxicology activities as compared to the same period of 2002. MT 300 costs decreased by $670,000, primarily due to a reduction in Phase 3 clinical trial activities, as compared to the same period of 2002. MT 400 costs decreased by $1,067,000, primarily due to decreased costs associated with obtaining drug substance and related formulation development activities, as compared to the same period of 2002. Additional research and development costs, including departmental expenses, increased $170,000, net of a $268,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $58,000 and $326,000, for the quarters ended March 31, 2003 and 2002, respectively. We have included in our research and development expenses the personnel costs related to our research activities and costs related to product development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased 6.0% to $1,863,000 for the first quarter of 2003, as compared to $1,758,000 for the same period of 2002. The $105,000 increase was due primarily to an increase in the costs associated with our business development and public company activities and the cost of administrative personnel, offset by a decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in general and administrative expenses was $221,000 and $418,000 for the quarters ended March 31, 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income decreased to $143,000 for the first quarter of 2003, from $317,000 for the quarter ended March 31, 2002. Interest income decreased primarily due to a decrease in levels of cash and cash equivalents available for investing along with a decline in interest rates during the quarter ended March 31, 2003, as compared to the same period of 2002.

Income Taxes

As of March 31, 2003, we had federal and state net operating loss carryforwards of approximately $82,573,000 and research and development credit carryforwards of approximately $4,361,000. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $131,809,000. As of March 31, 2003, cash and cash equivalents totaled $45,974,000 a decrease of $4,083,000 as compared to December 31, 2002. The decrease in cash and cash equivalents resulted primarily from expenses associated with our operating activities.

Cash used in operations of $4,082,000 during the three months ended March 31, 2003 represented a net loss of $4,833,000 offset by non-cash charges of $312,000, a decrease in prepaid and other assets of $54,000 and an increase in accounts payable and accrued liabilities of $385,000.

Cash used in investing activities of $4,000 during the three months ended March 31, 2003 reflected the purchase of equipment. Since inception through March 31, 2003, approximately $853,000 has been spent on furniture, equipment and leasehold improvements.

Cash provided by financing activities during the three months ended March 31, 2003, which totaled $4,000, was generated by the exercise of stock options.

We believe that our existing liquidity and capital resources, including the proceeds from our initial public offering, will be sufficient to complete our on-going and planned clinical trials, to conduct appropriate development studies, and to satisfy our other currently anticipated cash needs for operating expenses for the next two years.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates, particularly MT 100 and MT
400. Many factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including:

     . negative, inconclusive or otherwise unfavorable results from any studies or clinical trials;

     . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of our product candidates;

     . an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of our product candidates, or any disruption of any of these arrangements, if established;

     . a failure to achieve market acceptance of our product candidates;

     . significant delays in any required studies or clinical trials;

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

We have incurred losses in each year since our inception and we currently have no source of product revenue. As of March 31, 2003, we had an accumulated deficit of approximately $99.2 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices ("cGMP") regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.

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

Similarly, the above considerations and risks apply to regulatory approvals in foreign markets, including the application with respect to MT 100 submitted to the MCA in the UK.

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

We are subject to a number of risks associated with contractual and collaborative arrangements with others:

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

We will need to enter into agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we have completed all planned Phase 3 pivotal clinical trials for MT 100 and submitted an NDA for MT 300, and even if we may have completed all planned clinical trials for a product candidate and submitted an NDA for that product candidate, we may be required to conduct additional clinical trials and studies to support our NDAs to the FDA. We may determine to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA usually evaluates results. For example, approval of MT 300 will require positive FDA action on our request that secondary endpoints be evaluated based upon sustained response. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies. Once submitted, an NDA would require FDA approval before we could distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA may require data in certain subpopulations, such as pediatric use, or may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver to delay such studies.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others' patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringer.

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

     . our ability to arrange for the commercialization of our product candidates.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income during the three-month period ended March 31, 2003 as compared to the same period of 2002. Declines in interest rates will reduce our interest income while increases in interest rates will increase our interest income.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 7, 2003 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               POZEN Inc.
                               ----------
                              (Registrant)


     May 12, 2003       By: /s/ JOHN R. PLACHETKA
                        -------------------------
                        John R. Plachetka
                        President and Chief Executive Officer

     May 12, 2003       /s/ MATTHEW E. CZAJKOWSKI
                        -------------------------
                        Matthew E. Czajkowski
                        Chief Financial Officer
                        (Principal Financial Officer)

     May 12, 2003       /s/ JOHN E. BARNHARDT
                        ---------------------
                        John E. Barnhardt
                        Vice President, Finance and Administration
                        (Principal Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                                   /s/ John R. Plachetka
                                                   -----------------------------
                                                   John R. Plachetka, Pharm.D.
                                                   Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                               /s/ Matthew E. Czajkowski
                                               ---------------------------------
                                               Matthew E. Czajkowski
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

 99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.