Form 10-Q
period 2003-06-30
POZEN INC /NC
filed 2003-08-12
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of July 15, 2003 was 28,360,655.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2003

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of June 30, 2003 and December 31, 2002	1

	Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 and Period From Inception (September 26, 1996) Through June 30, 2003	2

	Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and Period From Inception (September 26, 1996) Through June 30, 2003	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.	16

Signatures		17

Exhibit Page		18

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,938,347	$50,056,251
Prepaid expenses and other current assets	1,298,000	553,371

Total current assets	43,236,347	50,609,622
Equipment, net of accumulated depreciation	376,947	425,369

Total assets	$43,613,294	$51,034,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,033	$179,374
Accrued expenses	2,308,195	1,657,074

Total current liabilities	2,711,228	1,836,448
Long-term liabilities:
Deferred revenue	500,000	—

Total liabilities	3,211,228	1,836,448
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,352,420 and 28,147,039 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	28,352	28,147
Additional paid-in capital	144,331,207	144,036,491
Deferred compensation	(88,078)	(510,130)
Deficit accumulated during the development stage	(103,869,415)	(94,355,965)

Total stockholders’ equity	40,402,066	49,198,543

Total liabilities and stockholders’ equity	$43,613,294	$51,034,991

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30,
	2003	2002	2003	2002	2003
Operating expenses:
General and administrative	$2,921,052	$1,683,405	$4,784,203	$3,440,906	$27,799,730
Research and development	1,882,944	5,223,281	4,995,808	10,802,725	81,932,690

Total operating expenses	4,803,996	6,906,686	9,780,011	14,243,631	109,732,420
Interest income, net	123,292	281,937	266,561	598,609	6,797,483

Net loss	(4,680,704)	(6,624,749)	(9,513,450)	(13,645,022)	(102,934,937)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net loss attributable to common stockholders	$(4,680,704)	$(6,624,749)	$(9,513,450)	$(13,645,022)	$(131,486,520)

Basic and diluted net loss per common share	$(0.17)	$(0.24)	$(0.34)	$(0.49)

Shares used in computing basic and diluted net loss per common share	28,270,902	28,077,945	28,210,610	28,058,130

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from Inception (September 26, 1996) Through June 30,
	2003	2002	2003
Operating activities
Net loss	$(9,513,450)	$(13,645,022)	$(102,934,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,474	51,638	462,243
Loss on disposal of equipment	—	—	27,495
Amortization of deferred compensation	422,052	1,480,672	10,787,203
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, accrued interest receivable, and other assets	(744,629)	(57,895)	(1,298,000)
Accounts payable and accrued expenses	1,374,780	(556,750)	3,211,228

Net cash used in operating activities	(8,394,773)	(12,727,357)	(89,294,768)

Investment activities
Purchase of equipment	(18,052)	(374,223)	(866,685)

Net cash used in investing activities	(18,052)	(374,223)	(866,685)

Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	294,921	147,384	79,605,935
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	294,921	147,384	132,099,800

Net (decrease) increase in cash and cash equivalents	(8,117,904)	(12,954,196)	41,938,347
Cash and cash equivalents at beginning of period	50,056,251	73,958,724	—

Cash and cash equivalents at end of period	$41,938,347	$61,004,528	$41,938,347

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$190,790

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the state of Delaware on September 25, 1996. We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Product development efforts are focused on diseases with unmet medical needs where POZEN can improve efficacy, safety, and/or patient convenience. Since its inception, POZEN has developed the largest and most advanced product pipeline in the field of migraine.

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

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the six months ended June 30, 2003. Deferred compensation recognized in prior periods was recorded as a component of stockholders’ equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $143,000 and $736,000 for the three-month periods, and $422,000 and $1,481,000 for the six-month periods, ended June 30, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
	2003	2002
Net loss attributed to common stockholders as reported	$(9,513,450)	$(13,645,022)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	442,052	1,480,672

Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,729,896)	(3,583,284)

Pro forma net loss attributed to common stockholders	$(10,801,294)	$(15,747,634)

Earnings per share
Net loss per common share as reported - basic and diluted	$(0.34)	$(0.49)
Net loss per common share pro forma – basic and diluted	$(0.38)	$(0.56)

Weighted-average shares used in computing basic and diluted net loss per common share	28,210,610	28,058,130

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2003 and 2002.

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

Overview

We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Product development efforts are focused on diseases with unmet medical needs where POZEN can improve efficacy, safety, and/or patient convenience. Since our inception, POZEN has developed the largest and most advanced product pipeline in the field of migraine.

Our business activities since inception have included:

➢	product candidate research and development;

➢	the design and funding of clinical trials for our product candidates;

➢	regulatory and clinical affairs;

➢	intellectual property prosecution and expansion; and

➢	business development, including product acquisition and/or licensing activities.

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

In June 2003, we signed a licensing agreement with Nycomed Danmark ApS for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid POZEN an upfront fee of $500,000. Potential milestone payments totaling $1 million will be paid upon the occurrence of certain regulatory approvals. In addition, Nycomed will pay POZEN royalty rates on sales of MT 100 in these countries. In July 2003, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100, and plan to complete the NDA submission by submitting final carcinogenicity data in early 2004.

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

Our MT 400 technology, which we refer to as MT 400, is being developed as a co-active acute migraine therapy, combining the activity of a triptan with that of a long-lasting non-steroidal anti-inflammatory drug (“NSAID”). In 2002, we completed a 972-patient Phase 2 clinical trial in which MT 400, using a marketed triptan and an NSAID, provided a greater than 50% improvement for sustained pain relief over triptan monotherapy with a similar side effect profile. Sustained pain relief is defined as patients achieving pain relief within two hours of dosing and neither relapsing nor using rescue medicine over the next 22 hours.

In June 2003, we signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK will have exclusive rights in the United States to commercialize all combinations which combine either of GSK’s currently marketed triptans, Imitrex® (sumatriptan, sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. POZEN will be responsible for development, while GSK will provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. Additionally, GSK will pay POZEN potential milestone payments over the next several years of $55 million relating to development progress, regulatory submissions and approvals. GSK will also pay POZEN royalties on sales of marketed products, and in addition, potential sales performance milestones of up to $80 million, if certain sales thresholds are achieved. We plan to commence Phase 3 clinical trials in 2004.

In July 2003, the United States Patent Trademark Offices issued a patent for MT 400 which strengthened our claims relating to pharmaceutical treatment methods that can be used for migraine patients. Rights under this newly issued patent are included in the licensing agreement with GSK.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. As described above, we have received $25 million in upfront payments from GSK under the licensing agreement. These payments are not refundable or subject to future performance milestones. A copy of the GSK agreement is included at Exhibit 10.1 to this Form 10-Q. In July 2003, we received a $500,000 upfront payment from Nycomed as partial payment for the rights and license to commercialize MT 100 in the European Nordic countries. The receipt is subject to certain payments by us to Nycomed if, among other circumstances, the European MAA is permanently removed from consideration by the regulatory authorities in the UK. A copy of the Nycomed license agreement is included at Exhibit 10.3 of this Form 10-Q.

We have incurred significant losses since our inception and have not generated any revenue. As of June 30, 2003, our accumulated deficit was $103,869,415. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities using MT 400, and general and administrative expenses. We may continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400 and apply for regulatory approval, develop other potential product candidates, and acquire and develop product portfolios in other therapeutic areas.

Our results may vary depending on many factors, including:

➢    the progress of MT 100, MT 300 and MT 400 in the clinical and regulatory process;

➢    the establishment and maintenance of collaborations for the development and commercialization of any of our migraine product candidates; and

➢    the acquisition and/or in-licensing, and development, of other therapeutic product candidates.

Our ability to generate revenue is dependent upon our ability, alone or with others, to successfully develop our migraine and other product candidates, obtain regulatory approvals and, alone or with others, successfully manufacture and market our future products.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Net loss per share: Net loss attributable to common stockholders for the quarter ended June 30, 2003 was $4,680,704, or $0.17 per share, as compared to a net loss of $6,624,749, or $0.24 per share, for the quarter ended June 30, 2002.

Revenue: We generated no revenue during the quarters ended June 30, 2003 and 2002.

Research and development: Research and development expenses decreased by 64% to $1,883,000 for the second quarter of 2003, as compared to $5,223,000 for the same period of 2002. The $3,340,000 decrease was due primarily to a decrease in development costs for MT 300 and MT 400, offset by an increase in the formulation development and clinical trial costs associated with exploratory research and development relating to potential new product candidates. Costs associated with the development of MT 300 decreased by $1,822,000 primarily due to a reduction in Phase 3 clinical trial activities and a $533,000 refund authorization from the Food and Drug Administration (“FDA”) for the New Drug Application (“NDA”) filing fees paid in 2002. A refund of the MT 300 filing fee was granted by the FDA in May 2003, under the small business waiver provision. Under the provision, a waiver of the application fee is granted to a small business for the first human drug application submitted to the FDA for review. We received payment of the refund from the FDA in July 2003. MT 400 costs decreased by $1,578,000, primarily due to decreased costs associated with obtaining drug substance and toxicology activities, as compared to the same period of 2002. Additional research and development costs, including departmental expenses and other exploratory development, increased $322,000, offset by a decrease of $262,000 in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $59,000 and $321,000 for the quarters ended June 30, 2003 and 2002, respectively. We have included in our research and development expenses the personnel costs related to our research activities and costs related to product development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by 74% to $2,921,000 for the second quarter of 2003, as compared to $1,683,000 for the same period of 2002. The $1,238,000 increase was due primarily to increased costs related to our marketing, business development, corporate infrastructure and public company activities. Marketing and business development activities increased by $838,000 due to pre-marketing activities and consulting costs for MT 100 and MT 300, and fees associated with the licensing of MT 400. Public company activities increased by $321,000 due to an increase in insurance, director compensation and compliance with securities regulations. All other costs, including the cost of administrative personnel, increased by $410,000, which included a $333,000 compensation payment to our chief executive officer pursuant to an award issued under POZEN’s 2001 Long Term Incentive Plan, offset by a decrease of $331,000 in the amortization of deferred compensation. Total amortization of deferred stock compensation included in general and administrative expenses was $84,000 and $415,000 for the quarters ended June 30, 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income decreased to $123,000 for the second quarter of 2003, from $282,000 for the quarter ended June 30, 2002. Interest income decreased due to a decrease in levels of cash and cash equivalents available for investing along with a decline in interest rates during the quarter ended June 30, 2003, as compared to the same period of 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Net loss per share: Net loss attributable to common stockholders for the six month period ended June 30, 2003 was $9,513,450, or $0.34 per share, as compared to $13,645,022, or $0.49 per share for the same period of 2002.

Revenue: We generated no revenue during the six-month periods ended June 30, 2003 and June 30, 2002.

Research and development: Research and development expenses decreased by 54% to $4,996,000 for the six-month period ended June 30, 2002, as compared to $10,803,000 for the same period of 2002. The $5,807,000 decrease was due primarily to decreased costs associated with the development of MT 100, MT 300 and MT 400, offset by an increase in the formulation development and clinical trial costs associated with exploratory research and development relating to potential new product candidates. MT 100 costs decreased by $956,000, primarily due to decreased clinical trial activities, during the first and second quarters of 2003, as compared to the same period of 2002. MT 300 costs decreased by $2,492,000, primarily due to decreased cost associated with Phase 3 clinical trial activities, in the second quarter of 2003, as compared to the same period of 2002. Costs associated with the development of MT 400 decreased by $2,645,000 primarily due to a decrease in the cost of obtaining drug substance, manufacturing and toxicology activities in the first and second quarters of 2003, as compared to the same period of 2002. Additional research and development expenses, including departmental expenses and other exploratory development, increased by $816,000, offset by a decrease of $530,000 in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $117,000 and $647,000, for the six months ended June 30, 2003 and 2002, respectively. We have included in our research and development expenses the personnel costs related to our research activities and costs related to product development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by 39% to $4,784,000 for the six-month period ended June 30, 2003 as compared to $3,441,000 for the same period of 2002. The $1,343,000 increase was due primarily to increased costs related to our marketing, business development, corporate infrastructure and public company activities. Marketing and business development activities increased by $976,000 due to pre-marketing activities and consulting costs for MT 100 and MT 300, and fees associated with the licensing of MT 400. Public company activities increased by $410,000 due to an increase in costs for insurance, director compensation and compliance with securities regulations. All other costs, including the cost of administrative personnel, increased by $486,000, which included a $333,000 compensation payment to our chief executive officer pursuant to an award issued under POZEN’s 2001 Long Term Incentive Plan, offset by a decrease of $529,000 in the amortization of deferred compensation. Total amortization of deferred compensation included in general and administrative expenses was $305,000 and $834,000 for the six-month period ended June 30, 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public reporting.

Interest income: Interest income decreased to $267,000 for the six-month period ended June 30, 2003 from $599,000 for the same period of 2002. Interest income decreased due to decreased levels of cash and cash equivalents available for investing along with a decline in interest rates during the six-month period ended June 30, 2003 as compared to the same period of 2002.

Income Taxes

As of June 30, 2003, we had federal and state net operating loss carryforwards of approximately $86,863,000 and research and development credit carryforwards of approximately $4,976,000. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $132,099,800. As of June 30, 2003, cash and cash equivalents totaled $41,938,347, a decrease of $8,117,904 as compared to December 31, 2002. The decrease in cash and cash equivalents resulted primarily from expenses associated with our operating activities.

Cash used in operations of $8,394,773 during the six months ended June 30, 2003 represented a net loss of $9,513,450 offset by non-cash charges of $488,526, an increase in prepaid and other assets of $744,629 and an increase in accounts payable and other liabilities of $1,374,780. The increase in prepaids and other assets included a $533,000 refund of filing fees paid to the FDA in connection with the MT 300 NDA filing, and a $500,000 receivable due from Nycomed, pursuant to a license agreement with Nycomed to commercialize MT 100 in the European Nordic countries, offset by a decrease in prepaid assets of $288,000. The increase in accounts payable and other liabilities included the $500,000 of deferred revenue for the MT 100 licensing fee, and an increase in accrued expenses related to the pre-marketing activities of MT 100 and MT 300 and other business development activities.

Cash used in investing activities of $18,052 during the six months ended June 30,2003 reflected the purchase of equipment. Since inception through June 30, 2003, approximately $867,000 has been spent on furniture, equipment and leasehold improvements.

Cash provided by financing activities during the six months ended June 30, 2003, which totaled $295,000, was generated by the exercise of stock options.

We believe that our existing liquidity and capital resources, including the initial GSK payments, along with future milestone payments, and the proceeds from our initial public offering, will be sufficient to complete our on-going and planned clinical trials, to conduct appropriate development studies, and to satisfy our other currently anticipated cash needs for operating expenses for at least the next two years.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates, particularly MT 100 and MT 400. Many factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including:

➢	negative, inconclusive or otherwise unfavorable results from any studies or clinical trials;

➢	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of our product candidates;

➢	an inability to establish collaborative arrangements with third parties for the manufacture and commercialization of our product candidates, or any disruption of any of these arrangements, if established;

➢	a failure to achieve market acceptance of our product candidates;

➢	significant delays in any required studies or clinical studies;

➢	any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and

➢	significant increases in the costs of any studies or clinical trials.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

We have incurred losses in each year since our inception and we currently have no source of product revenue. As of June 30, 2003, we had an accumulated deficit of approximately $103.9 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

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

A separate NDA must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them.

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

We depend on collaborations with third parties, including our recent agreements with GSK and Nycomed, for the development and commercialization of our products, which may reduce our product revenues or restrict our ability to commercialize our products.

Our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and any future product candidates, depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others.

We have, and intend in the future to continue to have, contract manufacturers and clinical trial investigators. In addition, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into licensing or other collaborative agreements with others, including pharmaceutical companies and research institutions. These third-party contractual or collaborative arrangements may require us to grant rights, including marketing rights, to one or more parties. These arrangements may also contain covenants restricting our product development or business efforts in the future, or other terms that are burdensome to us, and may involve the acquisition of our equity securities. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties.

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

We are subject to a number of risks associated with contractual and collaborative arrangements with others:

➢	We may not have day-to-day control over the activities of our contractors or collaborators.

➢	Third parties may not fulfill their obligations to us.

➢	We may not realize the contemplated or expected benefits from collaborative or other arrangements.

➢	Business combinations and changes in the contractors or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

➢	The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

➢	The contractor or collaborator may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

➢	Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

These factors could lead to delays in the development of our product candidates, and/or the commercialization of our products, and disagreements with our contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. Our ultimate success may depend upon the success and performance on the part of these third parties. If we fail to maintain these relationships or establish new relationships as required, development of our product candidates and/or the commercialization of our products will be delayed.

We will need to enter into agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities. If we are unable to maintain or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials on our product candidates. Any unanticipated costs or delays in these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could reduce or delay our revenues and profitability.

Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA. Our product candidates are in various stages of clinical development. Depending upon the stage of the development process of a product candidate, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs. It should also be noted that results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials involving large scale testing of patients in comparison to control groups.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or are under development. We rely upon third-party manufacturers to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward. If we do not have the necessary commercial supply contracts, or if our current manufacturer is, or any of our future manufacturers are, unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we expect to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

➢	the progress of our research and development programs;

➢	the progress of preclinical studies, clinical and other testing;

➢	the time and cost involved in obtaining regulatory approvals;

➢	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	the effect of competing technological and market developments;

➢	the effect of changes and developments in, or termination of, our collaborative, licensing and other relationships;

➢	the terms and timing of any collaborative, licensing and other arrangements that we establish; and

➢	our ability to arrange for the commercialization of our product candidates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income during the six-month period ended June 30, 2003 as compared to the same period of 2002. Declines in interest rates will reduce our interest income while increases in interest rates will increase our interest income.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd*

10.2	Letter Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd*

10.3	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K

None.

*	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

August 12, 2003	By: /s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 12, 2003	/s/ MATTHEW E. CZAJKOWSKI
Matthew E. Czajkowski
Chief Financial Officer
(Principal Financial Officer)

August 12, 2003	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Vice President, Finance and Administration
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd*

10.2	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd*

10.3	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.