Form 10-Q
period 2003-09-30
POZEN INC /NC
filed 2003-11-06
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of October 15, 2003 was 28,486,655.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2003

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2003 and December 31, 2002	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 and Period From Inception (September 26, 1996) Through September 30, 2003	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and Period From Inception (September 26, 1996) Through September 30, 2003	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters for a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

Exhibit Page		21

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,362,275	$50,056,251
Prepaid expenses and other current assets	79,739	553,371

Total current assets	65,442,014	50,609,622
Equipment, net of accumulated depreciation	354,991	425,369

Total assets	$65,797,005	$51,034,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451,170	$179,374
Accrued expenses	2,540,716	1,657,074

Total current liabilities	2,991,886	1,836,448

Long-term liabilities:
Deferred revenue	25,612,980	—

Total liabilities	28,604,866	1,836,448

Common stock, $0.001 par value, 90,000,000 shares authorized; 28,482,655 and 28,147,039 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	28,483	28,147
Additional paid-in capital	144,786,724	144,036,491
Deferred compensation	(21,687)	(510,130)
Deficit accumulated during the development stage	(107,601,381)	(94,355,965)

Total stockholders’ equity	37,192,139	49,198,543

Total liabilities and stockholders’ equity	$65,797,005	$51,034,991

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30,
	2003	2002	2003	2002	2003
Revenue:
Licensing revenue	$1,886,998	—	$1,886,998	—	$1,886,998
Operating expenses:
General and administrative	2,527,858	1,454,558	7,312,061	4,895,463	30,327,588
Research and development	3,219,415	4,024,353	8,215,224	14,827,078	85,152,106

Total operating expenses	5,747,273	5,478,911	15,527,285	19,722,541	115,479,694
Other Revenue:
Interest income	128,309	244,982	394,871	843,591	6,925,793

Net loss	(3,731,966)	(5,233,929)	(13,245,416)	(18,878,950)	(106,666,903)

Non-cash preferred stock charge	—	—	—	—	27,617,105

Preferred stock dividends	—	—	—	—	934,478

Net loss attributable to common stockholders	$(3,731,966)	$(5,233,929)	$(13,245,416)	$(18,878,950)	$(135,218,486)

Basic and diluted net loss per common share	$(0.13)	$(0.19)	$(0.47)	$(0.67)

Shares used in computing basic and diluted net loss per common share	28,407,093	28,100,495	28,276,105	28,072,252

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from Inception (September 26, 1996) Through September 30,
	2003	2002	2003
Operating activities
Net loss	$(13,245,416)	$(18,878,950)	$(106,666,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,602	83,089	498,371
Loss on disposal of equipment	—	—	27,495
Amortization of deferred compensation	488,443	2,197,991	10,853,594
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, accrued interest receivable, and other assets	473,632	2,655	(79,739)
Accounts payable and accrued expenses	1,155,438	(1,464,565)	2,991,886
Deferred revenue	25,612,980		25,612,980

Net cash provided by (used in) operating activities	14,587,679	(18,059,780)	(66,312,316)

Investment activities
Purchase of equipment	(32,224)	(417,074)	(880,857)

Net cash used in investing activities	(32,224)	(417,074)	(880,857)

Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	750,569	193,989	80,061,583
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	750,569	193,989	132,555,448

Net increase (decrease) in cash and cash equivalents	15,306,024	(18,282,865)	65,362,275
Cash and cash equivalents at beginning of period	50,056,251	73,958,724	—

Cash and cash equivalents at end of period	$65,362,275	$55,675,859	$65,362,275

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$190,790

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the state of Delaware on September 25, 1996. We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety, and/or patient convenience. Since our inception, we have developed the largest and most advanced product pipeline in the field of migraine.

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

Revenue Recognition—The Company’s licensing agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EIFT 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Under SAB 101, recognition of revenue from non-refundable up-front payments is deferred by the Company upon receipt and recognized over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Royalty revenue will be recognized with respect to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. For those arrangements where royalties are not reasonably estimable, the Company will recognize revenue upon receipt of royalty statements from the licensee.

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

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the nine months ended September 30, 2003. Deferred compensation recognized in prior periods was recorded as a component of stockholders’ equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $67,000 and $717,000 for the three-month periods, and $488,000 and $2,198,000 for the nine-month periods, ended September 30, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended September 30,
	2003	2002
Net loss attributed to common stockholders as reported	$(13,245,416)	$(18,878,950)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	488,443	2,197,992
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(2,531,820)	(4,445,430)

Pro forma net loss attributed to common stockholders	$(15,288,793)	$(21,126,388)

Earnings per share
Net loss per common share as reported – basic and diluted	$(0.47)	$(0.67)
Net loss per common share pro forma – basic and diluted	$(0.54)	$(0.75)
Weighted-average shares used in computing basic and diluted net loss per common share	28,276,105	28,072,252

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2003 and 2002.

3. License Agreements

The Company has entered into various license agreements to further develop, sell and manufacture its product candidates.

In June 2003, the Company entered into an agreement with Nycomed Danmark ApS (“Nycomed”) for MT 100. The Company received an upfront licensing fee from Nycomed of $500,000. The non-refundable portion of the payment has been deferred and is being amortized over the 30 months beginning in July 2003 and ending in December 2005, representing the anticipated period during which marketing approval will be sought in the four Nordic countries covered under the agreement. Upon the approval in the United Kingdom of the Company’s Marketing Authorization Application, the remaining portion of the payment, deferred upon receipt, will be amortized through December 2005. Potential milestone payments totaling $1.0 million will be due upon the occurrence of certain regulatory approvals. In addition, Nycomed will pay a royalty on sales of MT 100. Milestone payments and royalty revenue will be recognized as described in Note 2 above.

In June 2003, the Company entered into an agreement with GlaxoSmithKline (“GSK”) for certain triptan combinations developed using the MT 400 technology. The Company received from GSK non-refundable initial licensing and patent-issuance milestone fees totaling $25.0 million. Recognition of this revenue has been deferred and is being amortized over 42 months beginning in July 2003. The 42 months represent the period during which the Company will be engaged in research and development and the regulatory submission and approval process for the MT 400 technology. Milestone payments and royalty revenue will be recognized as described in Note 2 above. Potential milestone payments totaling $55.0 million will be due relating to MT 400 development progress, regulatory submissions and approvals. GSK will also pay the Company royalties on sales of marketed products as well as potential sales performance milestones of up to $80.0 million, if certain sales thresholds are achieved. Milestone payments and royalty revenue will be recognized as described in Note 2 above.

In September 2003, the Company entered into an agreement with Xcel Pharmaceuticals, Inc. (“Xcel”) for MT 300. The Company received a non-refundable upfront licensing fee from Xcel of $2.0 million for development and commercialization rights of MT 300, which has been deferred and is being amortized over 22 months. The 22 months represents the period during which the Company expects to be engaged in further research and development and efforts relating to the regulatory submission for related approvals of MT 300. Under certain circumstances, if we elect not to seek approval of the NDA for MT 300, we would be required to pay to Xcel a termination fee of $1.0 million. Potential milestone payments totaling $8.0 million will be due upon certain future regulatory approvals and upon the achievement of a predetermined MT 300 sales threshold. Xcel will also pay a royalty on the combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection. Milestone payments and royalty revenue will be recognized as described in Note 2 above.

Management believes current assumptions and other considerations used to estimate the period for revenue recognition are appropriate. However, if regulatory approvals relating to MT 100, MT 300 or MT 400 are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products will be accelerated or reduced accordingly.

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

Overview

We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have developed the largest and most advanced product pipeline in the field of migraine. We have development and commercial alliances with GlaxoSmithKline, Xcel Pharmaceuticals, Inc. and Nycomed Danmark ApS.

Our business activities since inception have included:

➢	product candidate research and development;

➢	the design and funding of clinical trials for our product candidates;

➢	regulatory and clinical affairs;

➢	intellectual property prosecution and expansion; and

➢	business development, including product acquisition and/or licensing activities.

MT 100, a combination of metoclopramide hydrocloride and naproxen sodium, is being developed as an oral, first-line treatment for migraine pain and associated symptoms. We have completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100’s effectiveness in treating migraine pain. In July 2003, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100. The NDA was accepted for filing by the FDA in October 2003. The FDA has agreed to review the NDA and accept our filing of the results of a rat carcinogenicity study in early 2004. In October 2002, we submitted a Marketing Authorization Application (“MAA”) in the

United Kingdom (“UK”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”), which was formerly known as the Medicines Control Agency (“MCA”). If approved in the UK, we will seek approval in selected European countries through the European Union Mutual Recognition Procedure. In September 2003, we received a letter of comments from an advisory group to the MHRA relating to the MAA for MT 100. We intend to submit a response to the comments raised by the advisory group. We will need to satisfactorily address the issues raised by the advisory group, including providing additional support for the benefits of the combination, in order to obtain approval.

In June 2003, we signed a licensing agreement with Nycomed Danmark ApS (“Nycomed”) for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $500,000. Potential milestone payments totaling $1.0 million will be paid upon the occurrence of certain regulatory approvals. In addition, Nycomed will pay us a royalty on sales of MT 100. Assuming satisfactory resolution of the issues raised in the September 2003 MAA comment letter discussed above, we intend to seek approval in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

Results from a recent Phase IIIb study showed that early treatment with MT 100 improves efficacy. The rate of sustained pain relief for migraine patients taking MT 100 in the study nears 50%. In addition, data was presented at the September 2003 XI Congress of the International Headache Society showing that a two-tablet dose of MT 100 appears to be more effective in providing pain relief at two hours than a single tablet dose of Imitrex® 50mg in migraine patients with nausea or severe pain at baseline. MT 100 was also shown to be well-tolerated in a long-term safety study.

MT 300, a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks. We have completed all planned Phase 3 pivotal clinical trials for MT 300, which consistently demonstrated MT 300’s effectiveness in treating migraine pain. In December 2002, we submitted an NDA to the FDA for MT 300. The NDA was accepted for filing by the FDA in February 2003. In October 2003, we received a not-approvable letter from the FDA related to our MT 300 NDA. The letter was issued based on the FDA’s conclusion that MT 300 failed to achieve statistical significance versus placebo for the relief at two hours of the ancillary symptoms of migraine (nausea, sensitivity to light, and sensitivity to sound). The FDA did acknowledge, however, that MT 300 provided a statistically significant improvement over placebo on the pre-defined primary endpoint of sustained pain relief (defined as relief of migraine pain at two hours that is maintained throughout the next 22 hours) as well as relief of pain at two hours post dose. No clinical safety issues were identified in the letter, nor were any non-clinical issues cited as impacting the FDA’s decision to issue the not-approvable letter.

The sustained relief of the ancillary symptoms (defined as relief of ancillary symptoms at two hours that is maintained throughout the next 22 hours) was a secondary endpoint in both of the Phase 3 trials. The FDA had previously agreed to consider relying on the sustained relief analysis for the ancillary symptoms but ultimately concluded that relief of these symptoms, especially nausea, should be obtained at two hours post dose. The data we submitted indicated that MT 300 provided statistically significant sustained relief of the ancillary symptoms of migraine with the exception of sustained nausea relief in one of the two Phase 3 trials. We are committed to working with the FDA to seek to resolve the issues raised in the letter as soon as possible.

In September 2003, we signed an agreement with Xcel Pharmaceuticals, Inc. (“Xcel”) for the further development and commercialization of MT 300. Under the terms of the agreement, Xcel will have exclusive rights in the United States to commercialize MT 300. Pursuant to the terms of the agreement, Xcel paid us an upfront fee of $2.0 million. Under certain circumstances, if we elect not to seek approval of the NDA for MT 300, we would be required to pay to Xcel a termination fee of $1.0 million. Potential milestone payments of up to $8.0 million will be due upon certain future regulatory approvals and the achievement of a predetermined sales threshold on MT 300. Xcel will also pay us royalties on combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection, once MT 300 is commercialized. A redacted copy of this agreement is included in this quarterly report as Exhibit 10.1.

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

In June 2003, we signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK will have exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We will be responsible for development of the combination product, while GSK will provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. Additionally, GSK will pay us potential milestone payments over the next several years of $55.0 million relating to development progress and regulatory submissions and approvals. GSK will also pay us royalties on sales of marketed products, and in addition, potential sales performance milestones of up to $80.0 million if certain sales thresholds are achieved. We plan to commence Phase 3 clinical trials in 2004.

In July 2003, the United States Patent Trademark Offices issued a patent for MT 400, which we believe strengthened our claims relating to pharmaceutical treatment methods that can be used for migraine patients. Rights under this newly issued patent are included in the licensing agreement with GSK.

In July 2003, we signed an exclusive option agreement with Nycomed, under which we may acquire a license to certain rights related to lornoxicam, an NSAID. We intend to explore the development of novel product candidates containing lornoxicam alone or in combination with other active ingredients for pain or other indications.

Historically, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering rather than through collaborative or partnership agreements. As described above, we have received $25.0 million in upfront payments from GSK and $2.0 million from Xcel under licensing agreements. These payments are not refundable or subject to future performance milestones. In July 2003, we received a $500,000 upfront payment from Nycomed as partial payment for the rights and license to commercialize MT 100 in the European Nordic countries. The receipt is subject to certain payments by us to Nycomed if, among other circumstances, the European MAA is permanently removed from consideration by the regulatory authorities in the UK.

We have incurred significant losses since our inception and have not generated any product revenue. As of September 30, 2003, our accumulated deficit was $107.6 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities using MT 400, and general and administrative expenses. We may continue to incur operating losses over the next several years as we complete our development of MT 100, MT 300 and MT 400 and apply for regulatory approval, develop other potential product candidates, and acquire and develop product portfolios in other therapeutic areas.

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

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our financial statements. Our accounting for revenue recognition is a critical accounting policy that requires management to make significant judgments, estimates and assumptions. The development and selection of the critical accounting policies, and the related disclosure for revenue recognition have been reviewed by the Audit Committee of the Board of Directors. The following presents information regarding any addition of or changes to our critical accounting assumptions, as well as the effect of changes in the material assumptions used to develop each estimate.

Revenue Recognition: The Company’s licensing agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC SAB 101, “Revenue Recognition”, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

Under SAB 101, recognition of revenue from non-refundable up-front payments is deferred by the company upon receipt and recognized over the period ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates.

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) if the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Royalty revenue will be recognized related to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. For those arrangements where royalties are not reasonably estimable, the Company will recognize revenue upon receipt of royalty statements from the licensee.

Effect if Different Assumptions Used: Management believes current assumptions and other considerations used to estimate the period for revenue recognition are appropriate. However, if regulatory approvals relating to MT 100, MT 300 or MT 400 are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products will be accelerated or reduced accordingly.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net loss per share: Net loss attributable to common stockholders for the quarter ended September 30, 2003 was $3,732,000 or $0.13 per share, as compared to a net loss of $5,234,000, or $0.19 per share, for the quarter ended September 30, 2002.

Revenue: We amortized $1,887,000 of licensing revenue for the quarter as compared to no revenue for the same period of 2002. Revenue resulted from development and commercialization agreements for MT 100, MT 300 and MT 400. Our agreements have terms that include up-front payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are reached. All up-front payments are being deferred and amortized over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

Research and development: Research and development expenses decreased by 20% to $3,219,000 as compared to the same period of 2002. The $805,000 decrease was due primarily to a decrease in development costs for MT 300. Costs associated with the development of MT 300 decreased by $880,000 primarily due to a reduction in Phase 3 clinical trial activities as compared to the same period of 2002. Additional research and development expenses, including departmental and other exploratory development, increased by $384,000, offset by a decrease of $309,000 in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $12,000 and $321,000 for the quarters ended September 30, 2003 and 2002, respectively. We have included in our research and development expenses the personnel costs related to our research activities and costs related to product development, clinical trial and toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by 74% to $2,528,000 as compared to the same period of 2002. The $1,073,000 increase was due primarily to increased costs related to administrative, business development and public company activities. The cost of administrative activities increased by $750,000, which included a $666,000 compensation payment to our chief executive officer pursuant to a performance-based award issued under POZEN’s 2001 Long Term Incentive Plan. Business development activities increased by $319,000 due to pre-marketing activities and consulting costs for MT 100 and MT 300, and fees associated with the licensing of our products. Public company activities increased by $221,000 due to an increase in insurance, director compensation and compliance with securities regulations. Other departmental expense increased $125,000, offset by a decrease of $342,000 in the amortization of deferred compensation. Total amortization of deferred stock compensation included in general and administrative expenses was $55,000 and $396,000 for the quarters ended September 30, 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income decreased by 48% to $128,000 as compared to the same period of 2002. Interest income decreased due to a decrease in levels of cash and cash equivalents available for investing along with a decline in interest rates during the quarter ended September 30, 2003, as compared to the same period of 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net loss per share: Net loss attributable to common stockholders for the nine-month period ended September 30, 2003 was $13,245,000, or $0.47 per share, as compared to $18,879,000, or $0.67 per share, for the same period of 2002.

Revenue: We amortized $1,887,000 of licensing revenue for the nine-month period ended September 30, 2003 as compared to no revenue for the same period of 2002. Revenue resulted from development and commercialization agreements for MT 100, MT 300 and MT 400. These agreements have terms that include up-front payments upon signing and additional payments if and when certain milestones in product development or other milestones are reached. All up-front payments are being deferred and amortized over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

Research and development: Research and development expenses decreased by 45% to $8,215,000 for the nine-month period ended September 30, 2003, as compared to the same period of 2002. The $6,612,000 decrease was due primarily to decreased costs associated with the development of MT 300 and MT 400, offset by an increase in the formulation development and clinical trial costs associated with exploratory research and development relating to potential new product candidates. MT 300 costs decreased by $3,372,000, primarily due to decreased cost associated with Phase 3 clinical trial activities. Costs associated with the development of MT 400 decreased by $3,105,000, primarily due to a decrease in the cost of obtaining drug substance, manufacturing and toxicology activities. Additional research and development expenses, including departmental expenses and other exploratory development, increased by $704,000, offset by a decrease of $839,000 in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in research and development expenses was $129,000 and $968,000 for the nine months ended September 30, 2003 and 2002, respectively. We have included in our research and development expenses the personnel costs related to our research activities and costs related to product development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by 49% to $7,312,000 for the nine-month period ended September 30, 2003 as compared to the same period of 2002. The $2,416,000 increase was due primarily to increased costs related to our administrative, business development and public company activities. The cost of administrative activities increased by $1,382,000, which included a $1.0 million compensation payment to our chief executive officer pursuant to a performance-based award issued under POZEN’s 2001 Long Term Incentive Plan. Marketing and business development activities increased by $1,296,000 due to pre-marketing activities and consulting costs for MT 100 and MT 300 and fees associated with the licensing of our products. Public company activities increased by $631,000 due to an increase in costs for insurance, director compensation and compliance with securities regulations. All other costs decreased by $23,000, offset by a decrease of $870,000 in the amortization of deferred compensation. Total amortization of deferred compensation included in general and administrative expenses was $360,000 and $1,230,000 for the nine months ended September 30, 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, marketing expenses and public reporting.

Interest income: Interest income decreased by 53% to $395,000 for the nine-month period ended September 30, 2003 from $844,000 for the same period of 2002. Interest income decreased due to decreased levels of cash and cash equivalents available for investing along with a decline in interest rates during the nine-month period ended September 30, 2003 as compared to the same period of 2002.

Income Taxes

As of September 30, 2003, we had federal and state net operating loss carryforwards of approximately $65,699,000 and research and development credit carryforwards of approximately $5,235,000. These federal and state net operating loss carryforwards and research and development credit carryforwards begin to expire in 2012. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net loss carryforwards. In addition, the maximum annual use of net loss carryforwards is limited in certain situations where changes occur in our stock ownership.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $132.6 million. Additionally, we have received $27.5 million in upfront fees related to various licensing agreements. As of September 30, 2003, cash and cash equivalents totaled $65.4 million, an increase of $15.3 million as compared to December 31, 2002. The increase in cash and cash equivalents resulted primarily from licensing fees offset by expenses associated with our operating activities.

Cash used in operations of $14,588,000 during the nine months ended September 30, 2003 represented a net loss of $13,245,000 offset by non-cash charges of $591,000, a decrease in prepaid and other assets of $474,000 and an increase in accounts payable and other liabilities of $26,768,000. The increase in accounts payable and other liabilities included $25,613,000 of deferred revenue and an increase in accrued expenses related to our product development activities.

Cash provided by financing activities during the nine months ended September 30, 2003, which totaled $751,000, was generated by the exercise of stock options.

We believe that our existing liquidity and capital resources, including the initial license fees we have received, along with future milestone payments, and the proceeds from our initial public offering, will be sufficient to complete our on-going and planned clinical trials, to conduct appropriate development studies, and to satisfy our other currently anticipated cash needs for operating expenses for at least the next two years.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates, particularly MT 100 and MT 400. Many factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including:

➢	negative, inconclusive or otherwise unfavorable results from any studies or clinical trials;

➢	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of our product candidates;

➢	an inability to establish and/or maintain collaborative arrangements with third parties for the manufacture and commercialization of our product candidates, or any disruption of any of these arrangements;

➢	a failure to achieve market acceptance of our product candidates;

➢	significant delays in any required studies or clinical trials;

➢	any demand by the FDA that we conduct additional clinical trials or other studies and the expenses relating thereto; and

➢	significant increases in the costs of any of our studies or clinical trials.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred losses in each year since our inception and our only sources of current revenue are the payments we received pursuant to the agreements entered into with Nycomed for MT 100, Xcel for MT 300 and GSK for MT 400. As of September 30, 2003, we had an accumulated deficit of approximately $107.6 million. We expect to incur significant and increasing operating losses and do not know when or if we will generate product revenue.

We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

➢	develop and obtain regulatory approvals for our product candidates;

➢	successfully commercialize our product candidates, which includes maintaining existing, and entering into new and maintaining new, collaborative agreements;

➢	achieve milestones and earn royalties under our collaborative agreements; and

➢	secure contract manufacturing and distribution services.

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

A separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may impair our ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in regulatory enforcement action by the FDA. Further, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of our product candidates.

With respect to MT 100, although we intend to submit a response to the comments raised in the letter from the advisory group to the MHRA, no assurance can be given that we will be able to satisfactorily address these issues, including providing additional support for the benefits of the MT 100 combination. Similarily, although we hope to work with the FDA to revisit the determination made in its not-approvable letter for MT 300, no assurance can be given that regulatory approval will be received.

Our need to collaborate with third parties to develop and commercialize our products may result in delays in product development and lost revenues, restricting our ability to commercialize our products.

Under our current strategy, and for the foreseeable future, we expect to depend upon collaborations with third parties to develop our product candidates and we expect to depend completely upon third parties to commercialize our products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and any future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators. In addition, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into licensing or other collaborative agreements with others, including pharmaceutical companies and research institutions. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

In addition, we currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the U.S. and collaborations with Nycomed in the Nordic countries and Xcel in the U.S. for the development and commercialization of MT 100 and MT 300, respectively. In all three licensing arrangements, our licensees have termination rights under certain provisions in the agreements. If we do not maintain these collaborations, or if we are not able to establish additional research and development collaborations or licensing arrangements, it will be difficult for us to develop and commercialize these and our other products. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the pre-clinical or clinical development or commercialization of our product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues. Other risks associated with contractual and collaborative arrangements with others include the following:

➢	We may not have day-to-day control over the activities of our contractors or collaborators.

➢	Third parties may not fulfill their regulatory or other obligations.

➢	We may not realize the contemplated or expected benefits from collaborative or other arrangements.

➢	Business combinations and changes in the contractors or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

➢	The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

➢	The contractor or collaborator may develop or have rights to competing products or product candidates and withdraw support or cease to perform work on our products.

➢	Disagreements may arise regarding breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

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

We need to maintain current and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

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

Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA or the regulatory authorities in other countries. Our existing and future product candidates are and will be in various stages of clinical development. Depending upon the stage of the development process of a product candidate, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials, on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs. It should also be noted that results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials involving large scale testing of patients in comparison to control groups.

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we may have completed all planned clinical trials for a product candidate and submitted an NDA for such product candidate, as we have for MT 100 and MT 300, the FDA may require us to conduct additional clinical trials and studies to support our NDAs to the FDA. We may determine that it would be necessary to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA usually evaluates results. For example, we hope to work with the FDA to revisit the determination made in its not-approvable letter for MT 300. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies. Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA may require data in certain subpopulations, such as pediatric use, or may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver to delay such studies. We face similar regulatory hurdles in other countries to those that we face in the United States. For example, no assurance can be given that we will be able to satisfactorily address the issues raised by the advisory group to the MHRA, including providing additional support for the benefits of the MT 100 combination.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward. If we do not have the necessary commercial supply contracts, or if our current manufacturer is, or any of our future manufacturers are, unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

If our competitors develop and commercialize products faster than we do or if their products are superior to ours, our commercial opportunities will be reduced or eliminated.

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. Our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. We face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than any of our current or future technologies or products. Many of our actual or potential competitors, either alone or together with collaborative parties, have substantially greater financial resources, and almost all of our competitors have larger numbers of scientific and administrative personnel than we do. Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

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

None of our future products may be accepted by the market.

Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

➢	the receipt and timing of regulatory approvals;

➢	the availability of third-party reimbursement;

➢	the indications for which the product is approved;

➢	the rate of adoption by health care providers;

➢	the rate of product acceptance by target patient populations;

➢	the price of the product relative to alternative therapies;

➢	the availability of alternative therapies;

➢	the extent and effectiveness of marketing efforts by us and third-party distributors and agents;

➢	the publicity regarding our products or similar products; and

➢	the extent and severity of side effects as compared to alternative therapies.

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

We may need additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development or commercialization efforts.

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

➢	the progress of our research and development programs;

➢	the progress of preclinical studies, clinical and other testing;

➢	the time and cost involved in obtaining regulatory approvals;

➢	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	the effect of competing technological and market developments;

➢	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;

➢	the effect of changes and developments in, or termination of, our collaborative, licensing and other relationships;

➢	the terms and timing of any additional collaborative, licensing and other arrangements that we may establish; and

➢	our ability to arrange for the commercialization of our product candidates.

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

Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities and in the market price of our common stock. Various factors and events may have a significant impact on the market price of our common stock including:

➢	fluctuations in our operating results;

➢	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

➢	published reports by securities analysts;

➢	positive or negative progress with our clinical trials;

➢	governmental regulation, including reimbursement policies;

➢	developments in patent or other proprietary rights;

➢	developments in our relationship with collaborative partners;

➢	public concern as to the safety and efficacy of our products; and

➢	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through September 30, 2003, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income during the nine-month period ended September 30, 2003 as compared to the same period of 2002.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2003, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
John R. Plachetka, Pharm.D.	18,106,178	2,425,896

Peter J. Wise, M.D.	18,017,236	2,514,838

2. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 (there were no broker non-votes in connection with the ratification of our independent auditor).

For:	Against:	Abstain:
20,462,235	68,769	1,070

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Collaboration and License Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceuticals Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K

None.

*	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN INC. (Registrant)

November 6, 2003	By:	/s/ JOHN R. PLACHETKA

John R. Plachetka President and Chief Executive Officer

November 6, 2003	/s/ MATTHEW E. CZAJKOWSKI

Matthew E. Czajkowski Chief Financial Officer (Principal Financial Officer)

November 6, 2003	/s/ JOHN E. BARNHARDT

John E. Barnhardt Vice President, Finance and Administration (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Collaboration and License Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceuticals Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.