Form 10-K
period 2003-12-31
POZEN INC /NC
filed 2004-02-23
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐.

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2003 was $256,084,733. As of February 1, 2004 there were outstanding 28,532,153 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

POZEN INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Results.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than what is required under the federal securities laws.

PART I

Item 1.	Business

Overview

We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have developed the largest and most advanced product pipeline in the field of migraine. We are also exploring the development of product candidates in other pain-related therapeutic areas.

We currently have three product candidates in the migraine area. MT 100, a combination of metoclopramide hydrochloride and naproxen sodium, is being developed as an oral, first-line treatment for migraine pain and associated symptoms. We have completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100’s effectiveness in treating migraine pain. In July 2003, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100. The NDA was accepted for filing by the FDA in October 2003. On January 27, 2004, we submitted to the FDA the report of the results of a two-year rat carcinogenicity study, thereby completing our NDA submission. We believe the results provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in findings from those seen with metoclopramide alone. None of the tumors observed in the study were considered to be directly related to the administration of metoclopramide or naproxen; all were considered to be secondary to metoclopramide-induced increases in the levels of the hormone prolactin in the affected rats. We expect the FDA to complete its review of the NDA by May 31, 2004.

Our MT 400 technology, which we refer to as MT 400, is being developed as a co-active acute migraine therapy, combining the activity of a triptan with that of a long-lasting non-steroidal anti-inflammatory drug (“NSAID”). In June 2003, we signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. We plan to commence Phase 3 clinical trials in 2004.

MT 300, a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks. In September 2003, we signed an agreement with Xcel Pharmaceuticals, Inc. (“Xcel”) for the further development and commercialization of MT 300. In October 2003, we received a not-approvable letter from the FDA related to our MT 300 NDA, which was submitted in December 2002, based on the FDA’s conclusion that MT 300 failed to achieve statistical significance versus placebo for the relief at two hours of the ancillary symptoms of migraine (nausea, sensitivity to light, and sensitivity to sound). No clinical safety issues were identified in the letter, nor were any non-clinical issues cited as impacting the FDA’s decision to issue the not-approvable letter. We are working with the FDA to seek to resolve the issues raised in the letter as soon as possible.

We plan to enter into collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates. To date, we have entered into collaborations with GSK, Xcel and Nycomed Danmark ApS (“Nycomed”) for the development and commercialization of our current migraine product candidates. We may also elect in certain circumstances to develop sales and distribution capabilities internally to commercialize one or more of our product candidates.

Business Strategy

Our goal is to become a leading pharmaceutical development company. The principal elements of our business strategy are to:

•	Efficiently develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates. A key element of our strategy is to establish collaborations with leading corporations to commercialize our product candidates, and we have entered into and expect to continue to enter into such commercialization collaborations. Where appropriate, we may also elect to develop sales and distribution capabilities internally in order to commercialize one or more of our product candidates. In certain instances, we may also promote our products in collaboration with other pharmaceutical companies.

•	Build a product pipeline through innovation, in-licensing and acquisition. We intend to build our product pipeline through innovation, in-licensing and/or acquisition of select proprietary product candidates. We will focus primarily on therapeutic areas with significant commercial potential in which members of our management team have development expertise. These areas of expertise include gastrointestinal disease, respiratory disease, infectious disease and pain. We plan to develop a pipeline of novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

•	Leverage development efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and commercialize our product candidates in a cost-effective manner. We have contracted and plan to contract with third parties for product candidate testing, development and manufacturing.

Migraine Products Under Development

Migraine Market Overview

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

Not all migraine attacks are of the same severity. Consequently, various types of oral, intranasal and injectable therapies are used to treat different types of migraine attacks. Many patients use a personal, individually developed, step-care approach to treat their attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including narcotics, analgesic/narcotic drug combinations and triptans.

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

Despite these shortcomings, in 2003, according to IMS Health’s Retail and Provider Perspective, or IMS, total triptan sales in the U.S. were approximately $1.8 billion. Imitrex®, marketed by GSK, is the leading triptan product, with, according to IMS, total U.S. sales of approximately $1.1 billion in 2003. There are currently three triptan formulations commercially available: oral, intranasal and injectable. Oral triptans are often prescribed as a first-line treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

Because of the problems associated with triptans, and various problems associated with narcotics and analgesics, we believe that an opportunity exists in all migraine therapeutic segments for products designed to deliver an improved onset and duration of relief with reduced side effects, especially those related to cardiovascular events.

MT 100

MT 100 is being developed as an oral first-line therapy for the treatment of migraine pain and associated symptoms. Oral products are currently the most prevalent form of migraine therapy. According to IMS, existing oral prescription products accounted for approximately $1.57 billion in sales in the U.S. in 2003, of which the Imitrex oral dosage form accounted for approximately $828 million.

MT 100 is a proprietary formulation that combines metoclopramide hydrochloride, a commercially available agent that relieves nausea, enhances stomach emptying, and possesses some analgesic activity, and naproxen sodium, a commercially available anti-inflammatory and analgesic agent. MT 100 is designed to release metoclopramide hydrochloride initially, followed by naproxen sodium. The metoclopramide is intended to accelerate the absorption of naproxen and to reduce nausea, which can be associated with migraine; its analgesic activity supplements that provided by naproxen. Results from our pharmacokinetic study in normal volunteers, completed in 1999, indicated that peak naproxen blood levels were approximately 15% higher and were achieved approximately 30 minutes faster following administration of MT 100 than with naproxen sodium alone.

Clinical Development

In July 2003, we submitted to the FDA an NDA for MT 100. The NDA was accepted for filing by the FDA in October 2003. On January 27, 2004, we submitted to the FDA the report of the results of a two-year rat carcinogenicity study, thereby completing our NDA submission. We believe the results provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in findings from those seen with metoclopramide alone. None of the tumors observed in the study were considered to be directly related to the administration of metoclopramide or naproxen; all were considered to be secondary to metoclopramide-induced increases in the levels of the hormone prolactin in the affected rats. We expect the FDA to complete its review of the NDA by May 31, 2004.

In October 2002, we submitted a Marketing Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”). If approved in the UK, we will seek approval in selected European countries through the European Union Mutual Recognition Procedure. This procedure allows other European countries to grant national approvals based upon the review and endorsement of the MHRA in the UK. In September 2003, we received a letter of comments relating to the MAA from an advisory group to the MHRA. We intend to submit a response to the comments raised by the advisory group during the first quarter of 2004. We will need to satisfactorily address the issues raised by the advisory group, including providing additional support for the benefits for the combination, in order to obtain approval in the UK.

In order to obtain regulatory approval for MT 100, we are required to demonstrate its efficacy and safety. To demonstrate the efficacy of a combination product candidate such as MT 100, which combines two previously approved component products, we must demonstrate in clinical trials that it is both superior to each of its individual components, and more effective in treating all symptoms of migraine when compared to a placebo. For MT 100, this means that we must show that statistically more patients have achieved sustained pain relief, defined as migraine pain relief at two hours that is maintained throughout the next 22 hours without the use of rescue medication, than patients treated with the component products. We must also show that MT 100 is superior to placebo for relief of nausea, sensitivity to light and sensitivity to sound.

Generally, the FDA requires two successful clinical trials to demonstrate that the product candidate meets each of these standards for approval.

To this end, and to demonstrate MT 100’s effectiveness as compared to other migraine therapies, we have completed a total of two Phase 2 clinical trials, six Phase 3 clinical trials, and three marketing support Phase 3b studies, involving in total more than 8,000 treated patients, more than 3,850 of whom have received some form of MT 100. The Phase 3 and Phase 3b clinical trials consistently demonstrated MT 100’s effectiveness in treating migraine pain. Significantly, in two Phase 3 trials in which MT 100 was compared to Imitrex and placebo, MT 100 demonstrated comparable efficacy to Imitrex, and a lower percentage of patients taking a single-tablet dose of MT 100 reported adverse events than patients taking Imitrex. Adverse events from a long-term safety study included drowsiness, diarrhea, abdominal pain, dizziness, infection and nervousness. In addition, data from one Phase 3 study was presented at the September 2003 XI Congress of the International Headache Society showing that a two-tablet dose of MT 100 appears to be more effective in providing pain relief at two hours than a single tablet dose of Imitrex 50mg in migraine patients with nausea or severe pain at baseline.

Our MT 100 Phase 3 and 3b trials are described below:

•	Two Phase 3 pivotal clinical trials, a 2,627 patient trial completed in 2000 and a 1,064-patient trial completed in 1999, compared MT 100 to its components. In both trials, the sustained pain response for patients receiving MT 100 was statistically significantly greater than the rate for patients receiving either naproxen sodium or metoclopramide hydrochloride alone. Using the statistical analysis methodology, logistic regression, specified in the first trial’s protocol, MT 100 showed statistically significant superiority over only one of its two components. However, MT 100 showed statistically significant superiority over both components when the results of this trial were analyzed using ordered logistic regression, a refinement of the statistical analysis methodology originally specified in the protocol. The results from the second trial, which was designed based on discussions with the FDA, were analyzed using ordered logistic regression and confirmed the results of the first trial. We therefore believe that we have satisfied the FDA requirement for the successful completion of two Phase 3 clinical trials showing MT 100 to be superior to its components.

•	Two Phase 3 clinical trials comparing a single tablet dose of MT 100 with a 50mg dose of Imitrex, the most widely prescribed dose of this triptan, were completed in 2002 and 2000. In both trials, the sustained pain relief rates were nearly identical for MT 100 and Imitrex and both were statistically superior to placebo. The more recent trial, a 1,027-patient trial completed in 2002, showed that both MT 100 and Imitrex were statistically superior to placebo for the relief of nausea, sensitivity to light and sensitivity to sound within 3 hours of dosing. In the initial comparison, a 546-patient trial completed in 2000, MT 100 was also found to be superior to placebo in the relief of nausea, sensitivity to light and sensitivity to sound. The incidence of adverse events was lower for patients taking a single-tablet dose of MT 100 than patients taking Imitrex. These results further confirmed the effectiveness of MT 100 in treating migraine pain.

•	A Phase 3 multiple dosing trial including 427 patients was completed in mid-2000. The trial demonstrated that MT 100 provided statistically significant superiority over placebo for sustained pain relief and, within two hours after initial dosing, for relief of nausea, sensitivity to light and sensitivity to sound.

•	A Phase 3 long-term safety trial including more than 1,000 patients was completed in February 2001. This trial showed MT 100 to be well tolerated. Only 8% of the patients discontinued the study because of an adverse event, including fatigue, drowsiness, restlessness, anxiety and diarrhea. No patients discontinued the study because of chest pain or discomfort.

•	A Phase 3b clinical trial including 238 patients was completed in 2002 comparing MT 100 to placebo in patients with an intolerance to a triptan or with cardiovascular risk factors that would warrant cautious use of a triptan. This trial demonstrated that MT 100 provided statistically-significant superiority to placebo for sustained pain relief.

•	A Phase 3b clinical trial including 343 patients was completed in 2002 comparing a two-tablet dose of MT 100 to placebo in patients who had not responded adequately to oral Imitrex. In this trial, MT 100 demonstrated statistically significant superiority to placebo for sustained pain relief.

•	A Phase 3b clinical trial including 332 patients was completed in 2003, comparing a single tablet dose of MT 100 given within one hour of migraine pain to placebo. The data demonstrated that MT 100 provided sustained pain relief in statistically significantly more patients with moderate and severe baseline pain than placebo. In those patients who took MT 100 when their pain was of moderate intensity, the difference between MT 100-treated and placebo-treated patients who achieved sustained pain relief was even greater. Additionally, MT 100 provided statistically superior two-hour pain relief in patients with moderate and severe pain compared to placebo. MT 100 also provided statistically significant relief of the associated symptoms of migraine including sustained relief from nausea, sensitivity to light and sensitivity to sound.

In addition to the required clinical trials, we completed a six-month oral-dosing carcinogenicity study in p53 transgenic mice in 2002. The results from the six-month study indicated that MT 100 was not carcinogenic in p53 transgenic mice. As discussed earlier, we recently completed a two-year rat carcinogenicity study. We believe the results provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in findings from those seen with metoclopramide alone. None of the tumors observed in the study were considered to be directly related to the administration of metoclopramide or naproxen; all were considered to be secondary to metoclopramide-induced increases in the levels of the hormone prolactin in the affected rats.

MT 400

MT 400 is being developed as a co-active migraine therapy, combining the activity of a triptan drug with that of an NSAID. We believe that the effective treatment of migraine requires targeted, specific and complementary co-active therapy to achieve maximum therapeutic benefit with the fewest side effects. In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400.

Clinical Development

In 2002, the FDA approved our request to submit the MT 400 NDA as a 505(b)(2) application, under which the FDA allows a reduced development program. In the UK, the MHRA agreed to a similar development program. This reduced development plan will allow MT 400 to proceed to Phase 3 clinical trials. We plan to commence Phase 3 clinical trials in 2004.

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

MT 300

MT 300, a proprietary formulation of injectable DHE in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks, with a reduced side effect profile compared to existing injectable products. Currently, patients unable to take oral medications due to severe nausea may choose to use an injectable form of a triptan or another drug such as DHE. However, many patients are unable to tolerate the injections, especially those sensitive to the vascular side effects associated with injectable Imitrex. Nevertheless, according to IMS, injectable migraine therapeutics represented approximately $225 million in 2003 U.S. sales.

Published clinical trial results indicate that injectable DHE provides comparable efficacy to injectable Imitrex three hours after administration. In addition, in published clinical trials, only 18% of injectable DHE patients experienced headache recurrence within 24 hours as compared to 45% of injectable Imitrex patients. Acute vascular side effects were reported by only 2% of the patients receiving injectable DHE compared to 23% of the patients receiving injectable Imitrex.

Clinical Development

In December 2002, we submitted an NDA for MT 300 to the FDA. The NDA was accepted for filing by the FDA in February 2003. In October 2003, we received a not-approvable letter from the FDA related to our MT 300 NDA. The letter was issued based on the FDA’s conclusion that MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine at two hours (nausea, sensitivity to light and sensitivity to sound). The FDA expressed concern that the incidence of nausea was statistically higher with MT 300 versus placebo at two hours.

The FDA had previously agreed that relief of ancillary symptoms at two hours post dose could constitute secondary endpoints in the two MT 300 phase 3 trials and had agreed to consider relying on the sustained relief analyses for the ancillary symptoms. In its not-approvable letter, the FDA concluded that relief of these ancillary symptoms, especially nausea, should be obtained at two hours post dose. The FDA did acknowledge, however, that MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose. We are working with the FDA to seek to resolve the issues raised in the not-approvable letter as soon as possible.

The results of our two Phase 3 trials for MT 300 are as follows:

•	A Phase 3 clinical trial including 619 patients was completed in 2002. This trial demonstrated that MT 300 provided sustained pain relief and pain relief at two hours in statistically significantly more patients than placebo. MT 300 provided statistically significant relief of sensitivity to light by two hours following dosage, but did not provide relief of sensitivity to sound or nausea over the two-hour post dose period. However, with respect to patients who were free of nausea, sensitivity to light and sensitivity to sound at 2 two hours, a statistically significantly greater number of such patients who were treated with MT 300 than with placebo had no recurrence at 24 hours.

•	A Phase 3 clinical trial including 550 patients was completed in 2002. This trial showed that a statistically significantly greater percentage of MT 300-treated patients had sustained pain relief and pain relief at two hours post dosing than patients treated with placebo. There were no statistically significant differences between MT 300 and placebo in relief of the ancillary symptoms of migraine – nausea, sensitivity to light and sensitivity to sound-over the two-hour post dose period, as specified in the study protocol. Further analysis of the data indicated that a statistically significantly greater number of patients treated with MT 300 than placebo had sustained relief of sensitivity to light and sensitivity to sound and the difference between MT 300 and placebo in the sustained relief of nausea was marginally significant.

Other Product Development Efforts

In July 2003, we signed an exclusive option agreement with Nycomed, under which we may acquire a license to certain rights related to lornoxicam, an NSAID. We intend to explore the development of novel product candidates containing lornoxicam alone or in combination with other active ingredients for pain or other indications. Additionally, we have begun other exploratory programs.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates. Our existing commercialization collaborations are described below.

Nycomed Danmark ApS

In June 2003, we signed a licensing agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $500,000. Potential milestone payments totaling $1.0 million will be paid upon the occurrence of certain regulatory approvals. In addition, Nycomed will pay us a royalty on sales of MT 100. Assuming satisfactory resolution of the issues raised in the September 2003 MAA comment letter discussed above, we intend to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

GlaxoSmithKline

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK will have exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We will be responsible for development of the combination product, while GSK will provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. Additionally, GSK will potentially pay us milestone payments over the next several years in an amount up to $55.0 million relating to development progress and regulatory submissions and approvals. GSK will also pay us royalties on sales of marketed products, and in addition, potential sales performance milestones of up to $80.0 million if certain sales thresholds are achieved.

Xcel Pharmaceuticals, Inc.

In September 2003, we signed an agreement with Xcel for the further development and commercialization of MT 300. Under the terms of the agreement, Xcel will have exclusive rights in the United States to commercialize MT 300. Pursuant to the terms of the agreement, Xcel paid us an upfront fee of $2.0 million. Under certain circumstances, if we elect not to seek approval of the NDA for MT 300, we would be required to pay to Xcel a termination fee of $1.0 million. Potential milestone payments of up to $8.0 million will be due upon certain future regulatory approvals and the achievement of a predetermined sales threshold on MT 300. Xcel will also pay us royalties on combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection, once MT 300 is commercialized.

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

In January 2001, we entered into a Commercial Supply Agreement with DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) under which DSM will supply us with all MT 100 for commercial sale. We, or our commercial partners, are required to purchase all commercial supply of MT 100 from DSM for the initial term of the agreement and any extension thereof, unless DSM is unable to meet our, or our commercial partners’, requirements. We have the right to terminate the agreement under certain circumstances after the third anniversary of the first commercial sale of MT 100 following NDA approval.

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

We have agreements with various vendors to supply us with clinical supply materials for our MT 100, MT 300, and MT 400 clinical trials. Pursuant to our development and commercialization agreement with GSK for MT 400, GSK will supply us with the required clinical trial materials to conduct our MT 400 clinical trials. We believe our current supplier agreements should be sufficient to complete both our ongoing and planned clinical trials.

Competition

Not all migraine attacks are of the same severity. Consequently, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2003, total triptan sales in the U.S. were approximately $1.8 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $1.1 billion in 2003, according to IMS.

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

We have six issued U.S. patents and four pending U.S. patent applications, and we presently have pending foreign patent applications or issued foreign patents, relating to MT 100, MT 300 and MT 400. Foreign patent applications have been filed under the Patent Cooperation Treaty, or PCT, and are in various stages of prosecution worldwide relating to MT 100, MT 300 and MT 400. We also have U.S. and PCT patent applications pending relating to a novel product concept. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 100

We have two issued U.S. patents, one with claims relating to dosage forms that can be used in administering metoclopramide and a long-acting NSAID to a patient with migraine headache and one with claims relating to various pharmaceutical compositions and treatment methods that can be used with migraine patients. Within these issued U.S. patents are also claims relating to a method of manufacturing a specific type of dosage form. We have issued patents in Australia and Canada. We have one pending U.S. patent application with claims relating to various pharmaceutical compositions and treatment methods that can be used for migraine patients. In addition, there are applications relating to MT 100 that are pending in Europe and Japan. The expected expiration date of all the issued U.S. and foreign patents relating to MT 100 is November 10, 2016. Additional U.S. and foreign patents, if issued, are expected to expire in a similar timeframe.

MT 300

With respect to MT 300, we received U.S. and Australian patents relating to a high potency formulation of DHE and formulations of DHE in a pre-filled syringe. We also have pending U.S., European, Japanese and Australian patent applications with claims relating to high potency formulations and therapeutic packages, and we have patent applications pending in other major markets worldwide. The expected expiration date of all of the U.S. and foreign patents relating to MT 300 is March 15, 2020. Additional U.S. and foreign patents, if issued, would be expected to expire in a similar timeframe.

MT 400

We have three issued U.S. patents with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have an issued patent in Australia and patent applications relating to MT 400 pending in Canada, Europe and Japan. The expected expiration date of the issued U.S. patents relating to MT 400 is August 14, 2017. Foreign patents, if issued, are expected to expire in a similar timeframe. We have also filed a U.S. patent application with claims directed to formulations of MT 400.

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

We have submitted NDA’s to the FDA for MT 100 and MT 300. See “Migraine Products Under Development – MT 100 – Clinical Development” and “Migraine Products Under Development – MT 300 – Clinical Development.”

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

We and our contractors are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances used in connection with our research work. Although we believe that safety procedures employed for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

Before a medicinal product can be supplied in the European Union (EU), it must first be granted a marketing authorization. There are two routes by which this may be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU or the Mutual Recognition Procedure (“MRP”) where a marketing authorization granted by one national authority (the Reference Member State) is “recognized” by the authorities of the other member states (Concerned Member States) when conducting their reviews. This process leads to individual licenses in each member state for the supply of products in that country only. The centralized route is compulsory for biotechnology products and is optional for certain so-called ‘high technology’ products. All products which are not authorized by the centralized route must be authorized by the MRP unless the product is designed for use in a single country in which case a National Application can be made.

In the UK, the regulation of medicinal products is governed by the Medicines Act of 1968 and subsequent delegated legislation. Essentially all applications, which must include full details of the product and the research that has been carried out to establish its efficacy, safety and quality, must be presented for review by the competent authority, the MHRA.

The MHRA will assess the data presented to ensure that the product satisfies the appropriate requirements for efficacy, safety and quality. They may seek additional evaluation by an advisory committee, the Committee on Safety of Medicines (“CSM”). The CSM may, if it wishes, advise the MHRA to refuse an application.

MT 100 is a fixed combination medicinal product incorporating two previously approved active ingredients. Such products will only be considered acceptable by the MHRA if the proposed combination is based on valid therapeutic principles. The possibility of interactions between the substances will be assessed and it will be necessary to establish that either interactions do not occur or if they do occur, they are clearly established and defined. Furthermore, special safety and efficacy requirements apply to fixed combination products in that the dosage of each active ingredient within the combination product must have a documented contribution within the combination and the combination should demonstrate a level of efficacy above that achieved by a single substance with an acceptable safety profile.

The status of our filing of an MAA for MT 100 is discussed in “Migraine Products Under Development – MT 100 – Clinical Development.”

If the MHRA grants the authorization for the product to be marketed in the UK, further applications will typically be made to the competent authorities of other EU countries by way of the MRP. The competent authorities of the designated EU countries will be requested to recognize the authorization of the MHRA based upon an assessment report prepared by the MHRA. The process should take no longer than 90 days, but if one country makes an objection (which under the legislation can only be based on a possible risk to human health, but in practice some countries have used the 90 days to cover issues beyond the scope of the legislation), we have the option to withdraw the application from that country or take the application to arbitration by the Committee for Propriety Medicinal Products (CPMP) of the EMEA. If a referral is made, the procedure is suspended and in the intervening time the only EU country in which the product can be marketed will be the UK, even if all other designated countries are ready to recognize the product. The opinion of the CPMP, which is binding, could support or reflect the objections or alternatively reach a compromise position acceptable to all EU countries concerned. Arbitration can be avoided if the application is withdrawn in the objecting country, but once the application has been referred to arbitration it cannot be withdrawn. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

Employees

As of January 31, 2004, we had a total of 30 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 30 employees, 17 hold advanced degrees, including five M.D., Pharm.D. or Ph.D. degrees.

We maintain a website at www.pozen.com and make available free of charge through this website our annual reports on Form 10-K, and make available through this website our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers of the Company

Our current executive officers, and their ages as of February 1, 2004, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	50	Chairman, President and Chief Executive Officer

Kristina M. Adomonis	49	Senior Vice President, Business Development

W. James Alexander, M.D., M.P.H., F.A.C.P.	54	Senior Vice President, Product Development

John E. Barnhardt	54	Vice President, Finance and Administration

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

W. James Alexander, M.D., M.P.H., F.A.C.P., joined POZEN in November 2003 as Senior Vice President, Product Development. Prior to joining POZEN, from 1998 to 2003, Dr. Alexander was president and chief medical officer at PharmaResearch Corporation, with global responsibilities for medical and regulatory operations. Most recently in 2003, he was chief medical officer for Inveresk Research Group. From 1996 to 1998, he served as vice president and worldwide director for product safety and pharmacovigilance at GlaxoWellcome. Dr. Alexander received a B.S. from Mississippi State University, his M.D. from the University of Mississippi and his M.P.H. from the University of Alabama at Birmingham. He is board certified in internal medicine and infectious diseases.

John E. Barnhardt joined POZEN in March 1997 as Vice President of Finance and Administration. Prior to joining POZEN, Mr. Barnhardt was Chief Financial Officer and Principal Accounting Officer of Medco Research, Inc. from 1993 to 1996 and Microwave Laboratories, Inc. from 1988 to 1993. Mr. Barnhardt received a B.S. from North Carolina State University, and while employed at Ernst & Ernst (now Ernst & Young LLP), received his CPA certification.

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

(a) Market Price of and Dividends on the Registrant’s Common Equity

The Company’s common stock began trading on The Nasdaq National Market under the symbol “POZN” on October 11, 2000. As of February 1, 2004, we estimate that we had approximately 139 stockholders of record and approximately 3,290 beneficial holders of the common stock. The following table details the high and low sales prices for the common stock as reported by The Nasdaq National Market for the periods indicated.

	Price Range
2002 Fiscal Year	High	Low
First Quarter	$6.69	$4.61
Second Quarter	$6.00	$3.95
Third Quarter	$5.62	$3.39
Fourth Quarter	$5.49	$4.30

	Price Range
2003 Fiscal Year	High	Low
First Quarter	$5.19	$2.25
Second Quarter	$11.19	$3.71
Third Quarter	$19.40	$10.30
Fourth Quarter	$18.40	$9.74

On February 2, 2004, the closing price for our common stock as reported by The Nasdaq National Market was $14.56. We paid no cash dividends in 2003. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes, and other financial information included (incorporated by reference) herein.

	For the Year Ended December 31,					Period from September 26, 1996 (inception) through December 31, 2003
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing revenue	$—	$—	$—	$—	$3,717	$3,717
Operating expenses:
General and administrative	2,320	4,822	6,455	6,833	9,211	32,227
Research and development	9,458	19,399	18,627	18,762	9,904	86,841

Total operating expenses	11,778	24,221	25,082	25,595	19,115	119,068
Interest income (expense), net	(367)	1,844	3,380	1,040	535	7,066

Net loss	(12,145)	(22,377)	(21,702)	(24,555)	(14,863)	(108,285)
Non-cash preferred stock charge	—	27,617	—	—	—	27,617
Preferred stock dividends	—	934	—	—	—	934
Common stock dividends	—	—	—	—	—	—

Net loss attributable to common stockholders	$(12,145)	$(50,928)	$(21,702)	$(24,555)	$(14,863)	$(136,836)

Basic and diluted net loss per common share	$(2.08)	$(4.95)	$(0.78)	$(0.87)	$(0.52)

Shares used in computing basic and diluted net loss per common share	5,845	10,294	27,955	28,110	28,414

Pro forma net loss per common share—basic and diluted*	$(1.01)	$(2.56)

Pro forma weighted average common shares outstanding—basic and diluted*	12,018	19,915

	December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$4,171	$92,351	$73,959	$50,056	$60,481
Total assets	4,325	92,830	74,144	51,035	61,513
Total liabilities	2,360	3,762	3,523	1,836	25,883
Accumulated deficit	(24,787)	(48,099)	(69,801)	(94,356)	(109,219)
Total stockholders’ equity	1,965	89,068	70,621	49,199	35,630

*	Assumes conversion of all outstanding preferred stock into common stock as of the date of the original issuance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company developing therapeutic advancements in a cost effective manner. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have developed the largest and most advanced product pipeline in the field of migraine. We have development and commercial collaboration agreements with GSK, Xcel and Nycomed.

Since inception, our business activities have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2003, our accumulated deficit was $109.2 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our product candidate MT 400, and general and administrative expenses. We may continue to incur operating losses over the next several years as we complete our development and application for regulatory approval of MT 100, MT 400 and MT 300, develop other product candidates, and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	the progress of MT 100, MT 400 and MT 300 in the clinical and regulatory process;

•	the establishment of collaborations for the development and commercialization of any of our product candidates; and

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and market our future products.

In October 2000, we received $78,265,552 in net proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering, including the exercise of the underwriters’ over-allotment option. All of our outstanding preferred shares were converted into shares of our common stock upon the completion of our initial public offering.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the Audit Committee of the Board of Directors. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Revenue Recognition

Our licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, and royalty payments based on future product sales. We recognize revenue under these agreements in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” as amended by SAB 104 “Revenue Recognition”, (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Under SAB 101 recognition of revenue from non-refundable up-front payments is deferred by the Company upon receipt and recognized over the period ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates.

We recognize milestone payments as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) if the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue.

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

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate. However, we continually review these estimates which could result in a change in the deferral period and might impact the timing and amount of revenue recognition. Further, if regulatory approvals relating to MT 100, MT 300 or MT 400 are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products would prospectively be accelerated or reduced accordingly.

As of December 31, 2003, we had deferred $23.8 million of revenue. Thus far, we have recognized $3.7 million of revenue relating to our collaboration agreements.

Accrued expenses, specifically contracted costs

Significant management judgments and estimates must be made and used in connection with the accrued expenses related to contractual costs. Specifically, our management must make estimates of costs incurred to date but not yet invoiced in relation to contracted, external costs. Management analyzes the progress of product development, clinical trial and toxicology and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Material differences may result in the amount and timing of the accrued liability for any period if management made different judgments or utilized different estimates.

Management believes that current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the level of services performed on or before a given date and the cost of such services often involves subjective judgments. In the event that we do not identify certain contract costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported accrued expenses for such period would be too low or too high, as the case may be.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a 2003 valuation allowance. We have not recorded any tax provision or benefit for the years ended December 31, 2003, 2002, or 2001. Since we are unable to conclude whether we will realize any future benefit from deductible temporary differences and net operating loss carry-forwards of approximately $69.0 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2011 and 2022, we have provided a valuation allowance for the full amount of our net deferred tax assets. We also have research and development tax credit carry-forwards of approximately $5.5 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, and expire between 2012 and 2022. The Tax Reform Act of 1986, the Act, provides for a limitation on the annual use of NOL and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods.

Historical Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenue: We recognized $3,717,000 of licensing revenue for the year ended December 31, 2003 as compared to no revenue for the year ended December 31, 2002. Revenue resulted from initial payments we received pursuant to development and commercialization agreements for MT 100, MT 300 and MT 400. These agreements have terms that include up-front payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are reached. All up-front payments are being deferred and amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates.

Research and development: Research and development expenses decreased by 47% to $9,904,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The $8,857,000 decrease was due primarily to a decrease in development costs for MT 300 and MT 400. Costs associated with the development of MT 300 decreased by $4,399,000 primarily due to completion of Phase 3 clinical trial activities and submission of a NDA to the FDA in 2002, as compared to 2003. Costs associated with the development of MT 400 decreased by $3,762,000 primarily due to a reduction in pharmaceutical development activities, including costs incurred in obtaining drug substance, and reduced toxicology activities, as compared to the same period of 2002. Additional research and development expenses, including lornoxicam product development, other exploratory development, and departmental expenses, increased by $445,000. The amortization of deferred stock compensation decreased by $1,141,000. Total amortization of deferred stock compensation included in research and development expenses was $141,000 and $1,282,000 for the years ended December 31, 2003 and 2002, respectively. We expect that research and development expenses will increase in 2004 due to the initiation of Phase 3 clinical trial activities for MT 400 and continued development of lornoxicam and other exploratory research programs. We have included in our research and development expenses the personnel costs related to our research activities and costs related to pharmaceutical development, clinical trial and toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by 35% to $9,211,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The $2,378,000 increase was due primarily to increased costs related to administrative, business development and public company activities. The cost of administrative activities increased by $1,433,000, primarily due to a $1.0 million compensation payment to our chief executive officer pursuant to a performance-based award issued under POZEN’s 2001 Long Term Incentive Plan. Business development activities increased by $1,358,000 due to pre-marketing activities for MT 100 and MT 300, and consulting fees associated with the licensing of our products. Public company activities increased by $900,000 due to an increase in legal and auditing fees and an increase in director liability insurance and director compensation. Other departmental expense decreased by $1,313,000 primarily due to a $1,257,000 decrease in the amortization of deferred stock compensation. Total amortization of deferred stock compensation included in general and administrative expenses was $369,000 and $1,626,000 for 2003 and 2002, respectively. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development and public company activities.

Interest income: Interest income decreased by 49% to $535,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Interest income decreased primarily due to a decline in interest rates during the year.

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

Interest income, net: Net interest income decreased to $1,040,056 for the year ended December 31, 2002 from $3,379,905 for the year ended December 31, 2001. Interest income declined primarily due to a decline in interest rates along with a decrease in levels of cash and cash equivalents available for investing during the year.

Income Taxes

As of December 31, 2003, we had available net operating loss carry-forwards of approximately $69.0 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, and expire between 2011 and 2022. We also have research and development tax credit carry-forwards of approximately $5.5 million for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2022. Since our inception, we have incurred substantial losses and expect to incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $132,590,000. Additionally in 2003, we received $27.5 million in cash in upfront fees related to various collaboration agreements. At December 31, 2003, cash and cash equivalents totaled $60,481,000, an increase of $10,424,000 as compared to December 31, 2002. The increase in cash and cash equivalents resulted primarily from payments received under collaboration agreements offset by expenses associated with our operating activities.

Cash provided by operations of $9,678,000 during the year represented a net loss of $14,863,000 offset by non-cash charges of $640,000, an increase in prepaid and other assets of $145,000 and an increase in accounts payable and accrued liabilities of $24,046,000. The increase in accounts payable and other liabilities included $23,783,000 of deferred revenue and an increase in accrued expenses related to our product development activities.

Cash used in investing activities of $38,000 during the year reflected the purchase of equipment.

Cash provided by financing activities during the year totaled $785,000, reflecting the net proceeds from the exercise of common stock options.

Barring unforeseen developments, we believe that our existing liquidity and capital resources, including the proceeds from our initial public offering and payments received under collaboration agreements, will be sufficient to complete planned product development activities reflected in the description of our business, and to satisfy our other currently anticipated cash needs for operating expenses for the next two years. We do not expect to make any material capital expenditures during the next two years. In addition, we do not currently have any milestone or other required material payment obligations during that period. However, regulatory delays in the development of our existing and future product candidates would increase our cash requirements beyond our current assumed needs and may require that we seek additional funds from sources that may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our ability to negotiate favorable terms with various contractors assisting in these trials and studies;

•	our success in and manner of commercializing our products; and

•	costs incurred to enforce and defend our patent claims and other intellectual rights.

We may issue shares of common stock in the future, including to fund additional unplanned development activities. On February 3, 2004, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under which we intend to register 8,540,000 shares of our common stock for sale in one or more public offerings.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2003, and the expected timing of maturities of those contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008
Operating leases[1]	$2,407,000	$370,000	$763,000	$795,000	$479,000
Product development obligations[2]	1,854,000	1,803,000	37,000	14,000	—

Total contractual obligations	$4,261,000	$2,173,000	$800,000	$809,000	$479,000

[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.

[2]	Amounts represent contract commitments, based upon scheduled milestone events, for product development activities as of December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We did not have any ownership in any variable interest entities as of December 31, 2002 or December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial statements.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates, particularly MT 100 and MT 400. Many factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including:

•	negative, inconclusive or otherwise unfavorable results from any studies or clinical trials;

•	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of our product candidates;

•	an inability to establish and/or maintain collaborative arrangements with third parties for the manufacture and commercialization of our product candidates, or any disruption of any of these arrangements;

•	a failure to achieve market acceptance of our product candidates;

•	significant delays in any required studies or clinical trials;

•	any demand by the FDA or similar governmental agency that we conduct additional clinical trials or other studies and the expenses relating thereto; and

•	significant increases in the costs of any of our studies or clinical trials.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred losses in each year since our inception and our only sources of current revenue are the payments we received pursuant to the agreements entered into with Nycomed for MT 100, GSK for MT 400 and Xcel for MT 300. As of December 31, 2003, we had an accumulated deficit of approximately $109.2 million. We expect to continue to incur significant operating losses and do not know when or if we will generate product revenue.

We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter as a result of increases and decreases in development efforts, the timing of payments that we may receive from others, and other factors. Our ability to achieve profitability is dependent on a number of factors, including our ability to:

•	develop and obtain regulatory approvals for our product candidates;

•	successfully commercialize our product candidates, which includes maintaining existing, and entering into new, and maintaining new, collaborative agreements;

•	identify and in-license new product technologies;

•	achieve milestones and earn royalties under our collaborative agreements; and

•	secure contract manufacturing and distribution services.

If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates have been approved for sale in the United States or any foreign market.

In the United States, a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them.

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

Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, which could result in a delay or an inability to manufacture the products.

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

With respect to MT 100, although we intend to submit a response to the comments we received on our MAA filed in the United Kingdom from the advisory group to the MHRA, no assurance can be given that we will be able to satisfactorily address these issues, including providing additional support for the benefits of the MT 100 combination. Similarly, although we are currently working with the FDA to revisit the determination made in its not-approvable letter issued in October 2003 relating to the NDA we filed for MT 300, no assurance can be given that regulatory approval will be received.

Our need to collaborate with third parties to develop and commercialize our products may result in delays in product development and lost revenues, restricting our ability to commercialize our products.

Under our current strategy, and for the foreseeable future, we expect to depend upon collaborations with third parties to develop our product candidates and we expect to depend substantially upon third parties to commercialize our products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and any future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators. In addition, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into licensing or other collaborative agreements with others, including pharmaceutical companies and research institutions. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

In addition, we currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and collaborations with Nycomed in the Nordic countries and Xcel in the United States for the development and commercialization of MT 100 and MT 300, respectively. In all of these collaboration agreements, our licensees have termination rights under certain provisions in the agreements. If we do not maintain these collaborations, or if we are not able to establish additional research and development collaborations or licensing arrangements, it will be difficult for us to develop and commercialize these and our other product candidates. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of our product candidates or research programs would be delayed or terminated. Any delay or termination of clinical development or commercialization would delay or eliminate potential product revenues. Other risks associated with contractual and collaborative arrangements with others include the following:

•	We may not have day-to-day control over the activities of our contractors or collaborators.

•	Third parties may not fulfill their regulatory or other obligations.

•	We may not realize the contemplated or expected benefits from collaborative or other arrangements.

•	Business combinations and changes in the contractors or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

•	The contractor or collaborator may have the right to terminate its arrangements with us on limited or no notice and for reasons outside of our control.

•	The contractor or collaborator may develop or have rights to competing products or product candidates and may withdraw support or cease to perform work on our products.

•	Disagreements may arise regarding a breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals.

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

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

The completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even though we may have completed all planned clinical trials for a product candidate and submitted an NDA for such product candidate, as we have for MT 100 and MT 300, the FDA may require us to conduct additional clinical trials and studies to support our NDAs. We may determine that it would be necessary to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA usually evaluates results. For example, we are working with the FDA to seek to resolve the FDA’s issues in its not-approvable letter relating to the NDA for MT 300 issued in October 2003. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies. Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, we believe the results of the recently completed MT 100 two-year rat carcinogenicity study provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in findings from those seen with metoclopramide alone. We cannot assure you that the FDA, after completing its analysis, will not reach a different conclusion from that reached by us. Similarly, the FDA may require data in certain subpopulations, such as pediatric use, or if such studies were not previously completed, may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver of such a requirement. We face similar regulatory hurdles in other countries to those that we face in the United States. For example, no assurance can be given that we will be able to satisfactorily address the issues related to MT 100 raised in September 2003 by the advisory group to the MHRA, including providing additional support for the benefits of the MT 100 combination.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward, or will not otherwise breach or terminate their agreements with us. If we do not have the necessary commercial supply contracts, or if our current manufacturer is, or any of our future manufacturers are, unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

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

As part of our business strategy, we plan to identify, self-invent and acquire product candidates or approved products in areas in which we possess particular knowledge. Because we do not directly engage in basic research or drug discovery, we may rely upon third parties to sell or license product opportunities to us. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire such products. We may not be able to acquire rights to additional products on acceptable terms, if at all. In addition, we may acquire new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

None of our future products may be accepted by the market.

Even if our product candidates perform successfully in clinical trials and are approved by the FDA and other regulatory authorities, our future products may not achieve market acceptance and may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt and timing of regulatory approvals;

•	the availability of third-party reimbursement;

•	the indications for which the product is approved;

•	the rate of adoption by healthcare providers;

•	the rate of product acceptance by target patient populations;

•	the price of the product relative to alternative therapies;

•	the availability of alternative therapies;

•	the extent and effectiveness of marketing efforts by us and third-party distributors and agents;

•	the publicity regarding our products or similar products; and

•	the extent and severity of side effects as compared to alternative therapies.

If we do not receive adequate third-party reimbursements for our future products, our revenues and profitability will be reduced.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved healthcare product, particularly for indications for which there is no current effective treatment or for which medical care is typically not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance.

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of healthcare through various means. We expect that a number of federal, state and foreign proposals will seek to control the cost of drugs through governmental regulation. We are unsure of the form that any healthcare reform legislation may take or what actions federal, state, foreign and private payors may take in response to the proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage only for our human clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may fail.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

•	the progress of our research and development programs;

•	the progress of preclinical studies, clinical and other testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;

•	the effect of changes and developments in, or termination of, our collaborative, licensing and other relationships;

•	the terms and timing of any additional collaborative, licensing and other arrangements that we may establish; and

•	our ability to arrange for the commercialization of our product candidates.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, as amended and restated on July 25, 2001, for a three-year term with automatic one-year renewal terms. As of July 25, 2001, we also entered into employment agreements with certain of our other key management personnel, each of which provides for a two-year term with automatic one-year renewal terms. If we lose the services of Dr. Plachetka or the services of any of our other key personnel, or are unable to replace the services of our key personnel who may leave the Company, or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel.

Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities and in the market price of our common stock. Various factors and events may have a significant impact on the market price of our common stock, including:

•	fluctuations in our operating results;

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through December 31, 2003, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Our proceeds from our initial public offering, private placements and collaboration agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in interest rates reduced our interest income in 2003 as compared to the same period of 2002.

Item 8.	Financial Statements and Supplementary Data

POZEN’s Financial Statements and notes thereto are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(d) Code of Business Conduct and Ethics.

Information with respect to the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Business Conduct and Ethics” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,643,302	$6.11	842,571
Equity compensation plans not approved by security holders	—	—	—

Total	2,643,302	$6.11	842,571

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth under the caption “Appointment of Independent Public Accountants” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

(b) Reports on Form 8-K.

None.

(c) Exhibits Required by Item 601 of Regulation S-K.

The exhibits furnished as a part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and include both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. *

3.2	Amended and Restated Bylaws of the Registrant. *

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.2	Stock Option Plan of the Registrant. *

10.3	First Amendment to Stock Option Plan dated February 14, 1997. *

10.4	License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.7	2000 Equity Compensation Plan of the Registrant*

10.9	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2001).

10.10	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed October 31, 2001). ***

10.11	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company’s Form 10-Q filed October 31, 2001). ***

10.12	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company’s Form 10-Q filed October 31, 2001). ***

10.13	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q filed October 31, 2001).

10.14	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 10-Q filed October 31, 2001). ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Company’s Form 10-K filed April 1, 2002).

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Company’s Form 10-K filed April 1, 2002).

10.17	First Amendment of 2000 Equity Compensation Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K filed March 28, 2003).

10.18	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 12, 2003).

10.19	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 12, 2003).

10.20	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 12, 2003).

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceutical Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 6, 2003).

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements. ****

*	Incorporated by reference to the same-numbered exhibit of the Company’s Registration statement on Form S-1, No. 333-35930.

**	Filed herewith.

***	Compensation Related Contract.

**** The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date: February 23, 2004	By:	/s/ John R. Plachetka

John R. Plachetka Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Financial and Accounting Officer)	February 23, 2004

/s/ James R. Butler. James R. Butler	Director	February 23, 2004

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	February 23, 2004

/s/ Paul J. Rizzo Paul J. Rizzo	Director	February 23, 2004

/s/ Bruce A. Tomason Bruce A. Tomason	Director	February 23, 2004

/s/ Peter J. Wise Peter J. Wise	Director	February 23, 2004

/s/ Ted G. Wood Ted G. Wood	Director	February 23, 2004

AUDITED FINANCIAL STATEMENTS

POZEN Inc.

(A Development Stage Company)

Years ended December 31, 2003, 2002 and 2001 and the period from September 25, 1996

(inception) through December 31, 2003 with Report of Independent Auditors

POZEN Inc.

(A Development Stage Company)

Audited Financial Statements

Years ended December 31, 2003, 2002 and 2001 and the

period from September 25, 1996 (inception) through December 31, 2003

Report of Independent Auditors

The Board of Directors

POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 and for the period from September 25, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and for the period from September 25, 1996 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

January 16, 2004

POZEN Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$60,480,690	$50,056,251
Prepaid expenses and other current assets	698,209	553,371

Total current assets	61,178,899	50,609,622
Equipment, net of accumulated depreciation	334,096	425,369

Total assets	$61,512,995	$51,034,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$579,903	$179,374
Accrued expenses	1,519,675	1,657,074

Total current liabilities	2,099,578	1,836,448
Long-term liabilities:
Deferred revenue	23,782,978	—

Total liabilities	25,882,556	1,836,448
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,492,201 and 28,147,039 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	28,492	28,147
Additional paid-in capital	144,821,230	144,036,491
Deferred compensation	—	(510,130)
Deficit accumulated during the development stage	(109,219,283)	(94,355,965)

Total stockholders’ equity	35,630,439	49,198,543

Total liabilities and stockholders’ equity	$61,512,995	$51,034,991

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31, 2003
	2003	2002	2001
Revenue:
Licensing revenue	$3,717,000	$—	$—	$3,717,000
Operating expenses:
General and administrative	9,211,341	6,833,336	6,455,164	32,226,868
Research and development	9,904,347	18,761,630	18,627,249	86,841,229

Total operating expenses	19,115,688	25,594,966	25,082,413	119,068,097
Interest income	535,370	1,040,056	3,379,905	7,066,292

Net loss	(14,863,318)	(24,554,910)	(21,702,508)	(108,284,805)
Non-cash preferred stock charge	—	—	—	27,617,105
Preferred stock dividends	—	—	—	934,478

Loss attributable to common stockholders	$(14,863,318)	$(24,554,910)	$(21,702,508)	$(136,836,388)

Basic and diluted net loss per common share	$(0.52)	$(0.87)	$(0.78)

Shares used in computing basic and diluted net loss per common share	28,329,339	28,110,352	27,954,697

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid-In Capital	Common Stock Warrants	Receivable From Stockholders	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Issuance of common stock	$—	$5,814	$(1,504)	$—	$(4,310)	$—	$—	$—
Issuance of preferred stock	2,106	—	6,231,314	—	(1,000,000)	—	—	5,233,420
Issuance of preferred stock warrants	—	—	—	242,000	—	—	—	242,000
Deferred compensation	—	—	190,385	—	—	(190,385)	—	—
Amortization of deferred compensation	—	—	—	—	—	28,267	—	28,267
Net Loss	—	—	—	—	—	—	(101,334)	(101,334)

Balance at December 31, 1996	2,106	5,814	6,420,195	242,000	(1,004,310)	(162,118)	(101,334)	5,402,353
Proceeds from stockholders’ receivable	—	—	—	—	1,004,310	—	—	1,004,310
Issuance of preferred stock	1,135	—	4,195,865	—	—	—	—	4,197,000
Issuance of preferred stock warrants	—	—	—	139,000	—	—	—	139,000
Deferred compensation	—	—	1,001,629	—	—	(1,001,629)	—	—
Amortization of deferred compensation	—	—	—	—	—	214,272	—	214,272
Net Loss	—	—	—	—	—	—	(3,803,030)	(3,803,030)

Balance at December 31, 1997	3,241	5,814	11,617,689	381,000	—	(949,475)	(3,904,364)	7,153,905
Issuance of preferred stock	567	—	2,187,758	—	—	—	—	2,188,325
Issuance of preferred stock warrants	—	—	—	35,000	—	—	—	35,000
Exercise of common stock options	—	30	5,525	—	—	—	—	5,555
Deferred compensation	—	—	362,489	—	—	(362,489)	—	—
Amortization of deferred compensation	—	—	—	—	—	401,468	—	401,468
Net Loss	—	—	—	—	—	—	(8,737,631)	(8,737,631)

Balance at December 31, 1998	3,808	5,844	14,173,461	416,000	—	(910,496)	(12,641,995)	1,046,622
Issuance of preferred stock	2,594	—	11,522,406	—	—	—	—	11,525,000
Issuance of preferred stock warrants	—	—	—	925,000	—	—	—	925,000
Exercise of common stock options	—	4	621	—	—	—	—	625
Deferred compensation	—	—	3,045,666	—	—	(3,045,666)	—	—
Amortization of deferred compensation	—	—	—	—	—	612,909	—	612,909
Net Loss	—	—	—	—	—	—	(12,145,446)	(12,145,446)

Balance at December 31, 1999	6,402	5,848	28,742,154	1,341,000	—	(3,343,253)	(24,787,441)	1,964,710
Proceed from sale of common stock	—	750	10,461,750	—	—	—	—	10,462,500
Proceeds from sale of common stock in IPO, net of offering costs	—	5,000	67,798,052	—	—	—	—	67,803,052
Conversion of preferred stock to common stock	(6,402)	15,488	27,347,019	—	—	—	—	27,356,105
Exercise of common stock options	—	208	74,861	—	—	—	—	75,069
Exercise of common stock warrants	—	369	1,805,682	(914,952)	—	—	—	891,099
Preferred stock dividend	—	—	—	—	—	—	(934,478)	(934,478)
Dividends		69	772,114	—	—	—	—	772,183
Deferred compensation	—	—	6,328,492	—	—	(6,328,492)	—	—
Amortization of deferred compensation	—	—	—	—	—	3,054,286	—	3,054,286
Net Loss	—	—	—	—	—	—	(22,376,628)	(22,376,628)

Balance at December 31, 2000	—	27,732	143,330,124	426,048	—	(6,617,459)	(48,098,547)	89,067,898
Exercise of common stock options	—	187	109,408	—	—	—	—	109,595
Exercise of common stock warrants	—	50	115,240	(115,240)	—	—	—	50
Forfeiture of common stock options	—	—	(42,213)	—	—	42,213	—	—
Amortization of deferred compensation	—	—	—	—	—	3,145,870	—	3,145,870
Net Loss	—	—	—	—	—	—	(21,702,508)	(21,702,508)

Balance at December 31, 2001	—	27,969	143,512,559	310,808	—	(3,429,376)	(69,801,055)	70,620,905
Exercise of common stock options	—	159	224,291	—	—	—	—	224,450
Exercise and forfeiture of common stock warrants	—	19	310,808	(310,808)	—	—	—	19
Forfeiture of common stock options	—	—	(11,167)	—	—	11,167	—	—
Amortization of deferred compensation	—	—	—	—	—	2,908,079	—	2,908,079
Net Loss	—	—	—	—	—	—	(24,554,910)	(24,554,910)

Balance at December 31, 2002	—	28,147	144,036,491	—	—	(510,130)	(94,355,965)	49,198,543
Exercise of common stock options	—	345	784,739	—	—	—	—	785,084
Amortization of deferred compensation	—	—	—	—	—	510,130	—	510,130
Net Loss	—	—	—	—	—	—	(14,863,318)	(14,863,318)

Balance at December 31, 2003	$—	$28,492	$144,821,230	$—	$—	$—	$(109,219,283)	$35,630,439

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31, 2003
	2003	2002	2001
Operating activities
Net loss	$(14,863,318)	$(24,554,910)	$(21,702,508)	$(108,284,805)
Adjustments to reconcile net loss to net provided by cash (used in) operating activities:
Depreciation	129,560	113,513	115,640	525,329
Loss on disposal of equipment	—	2,726	24,769	27,495
Amortization of deferred compensation	510,130	2,908,079	3,145,870	10,875,281
Noncash financing charge	—	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(144,838)	(477,185)	244,209	(698,209)
Accounts payable and accrued expenses	263,130	(1,686,571)	(238,841)	2,099,578
Deferred revenue	23,782,978	—	—	23,782,978

Net cash provided by (used in) operating activities	9,677,642	(23,694,348)	(18,410,861)	(71,222,353)
Investment activities
Purchase of equipment	(38,287)	(432,594)	(90,643)	(886,920)

Net cash used in investing activities	(38,287)	(432,594)	(90,643)	(886,920)
Financing activities
Proceeds from issuance of preferred stock	—	—	—	48,651,850
Proceeds from issuance of common stock	785,084	224,469	109,645	80,096,098
Proceeds from stockholders’ receivables	—	—	—	1,004,310
Proceeds from notes payable	—	—	—	3,000,000
Payment of dividend	—	—	—	(162,295)

Net cash provided by financing activities	785,084	224,469	109,645	132,589,963

Net increase (decrease) in cash and cash equivalents	10,424,439	(23,902,473)	(18,391,859)	60,480,690
Cash and cash equivalents at beginning of period	50,056,251	73,958,724	92,350,583	—

Cash and cash equivalents at end of period	$60,480,690	$50,056,251	$73,958,724	$60,480,690

Supplemental schedule of cash flow information
Cash paid for interest	$538	$2,106	$2,162	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$272,166	$42,213	$314,179

Conversion of common stock warrants to common stock	$—	$49,809	$115,240	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements

1. Significant Accounting Policies

Development Stage Company

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the state of Delaware on September 25, 1996. The Company is a pharmaceutical company developing therapeutic advancements in a cost effective manner. POZEN’s product development efforts are focused on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since the Company’s inception, it has developed the largest and most advanced product pipeline in the field of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas.

The Company currently has three product candidates in the migraine area. MT 100, a combination of metoclopramide hydrochloride and naproxen sodium, is being developed as an oral, first-line treatment for migraine pain and associated symptoms. The Company has completed all planned Phase 3 pivotal clinical trials for MT 100, which consistently demonstrated MT 100’s effectiveness in treating migraine pain. In July 2003, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100. The NDA was accepted for filing by the FDA in October 2003. On January 27, 2004, the Company submitted to the FDA the report of the results of a two-year rat carcinogenicity study, thereby completing our NDA submission. The Company expects the FDA to complete its review of the NDA by May 31, 2004. In October 2002, the Company submitted a Marketing Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”). In September 2003, the Company received a letter of comments relating to the MAA from an advisory group to the MHRA. POZEN intends to submit a response to the comments raised by the advisory group during the first quarter of 2004.

POZEN’s MT 400 technology, which the Company refers to as MT 400, is being developed as a co-active acute migraine therapy, combining the activity of a triptan with that of a long-lasting non-steroidal anti-inflammatory drug (“NSAID”). In June 2003, the Company signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. The Company plans to commence Phase 3 clinical trials in 2004.

MT 300, a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks. In September 2003, the Company signed an agreement with Xcel Pharmaceuticals Inc. (“Xcel”) for the further development and commercialization of MT 300. In October 2003, the Company received a not-approvable letter from the FDA related to its MT 300 NDA. The Company is working with the FDA to seek to resolve the issues raised in the letter as soon as possible.

The Company plans to enter into collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture its product candidates. In addition to the collaborations mentioned above, to date, the Company has also entered into a collaboration with Nycomed Danmark ApS (“Nycomed”) relating to MT 100. The Company may also elect in certain circumstances to develop sales and distribution capabilities internally to commercialize one or more of its product candidates.

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

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Revenue Recognition

The Company’s licensing agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“ SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

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

Equipment

Equipment consists primarily of furniture and fixtures and is recorded at cost. Depreciation is computed using the Modified Accelerated Cost Recovery System (MACRS) over the estimated useful lives of the assets ranging from five to seven years.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share.” In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the years ended December 31, 2003, 2002 and 2001.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents and accounts payable. The carrying values of cash and cash equivalents and accounts payable approximate the fair value due to the short-term nature of such instruments.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Comprehensive Loss

The Company has adopted the provisions of SFAS No. 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

Stock-Based Compensation

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations are applied to measure compensation expense for stock-based compensation plans. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price. See Note 7 for a description of the plans and the assumptions underlying the pro forma calculations below.

In connection with the grant of stock options to employees, the Company recorded no deferred compensation in the twelve months ended December 31, 2003. Deferred compensation recognized in prior periods was recorded as a component of stockholders’ equity and is being amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years. The Company recorded amortization of deferred compensation of $510,000, $2,908,000 and $3,146,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31,
	2003	2002	2001
Net loss attributed to common stockholders as reported	$(14,863,318)	$(24,554,910)	$(21,702,508)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	510,130	2,908,079	3,145,870
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,338,823)	(5,716,748)	(4,204,958)

Pro forma net loss attributed to common stockholders	$(17,692,011)	$(27,363,579)	$(22,761,596)

Earnings per share
Net loss per common share as reported - basic and diluted	$(0.52)	$(0.87)	$(0.78)
Net loss per common share pro forma – basic and diluted	$(0.62)	$(0.97)	$(0.81)
Weighted-average shares used in computing basic and diluted net loss per common share	28,329,339	28,110,352	27,954,697

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ended after March 15, 2004. The Company did not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if it owns an interest in any variable interest entity.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial statements.

2. License Agreements

The Company has entered into various license agreements to further develop, sell and manufacture its product candidates.

In June 2003, the Company entered into an agreement with Nycomed for MT 100. The Company received an upfront licensing fee from Nycomed of $500,000. The non-refundable portion of the payment has been deferred and is being amortized over the 30 months beginning in July 2003 and ending in December 2005, representing the anticipated period during which marketing approval will be sought in the four Nordic countries covered under the agreement. Upon the approval in the UK of the Company’s MAA, the remaining portion of the payment, deferred upon receipt, will be amortized through December 2005. Potential milestone payments totaling $1.0 million will be due upon the occurrence of certain regulatory approvals. In addition, Nycomed will pay a royalty on sales of MT 100.

In June 2003, the Company entered into an agreement with GSK for certain triptan combinations developed using the MT 400 technology. The Company received from GSK non-refundable initial licensing and patent-issuance milestone payments totaling $25.0 million. Recognition of this revenue has been deferred and is being amortized over 42 months beginning in July 2003. The 42 months represent the anticipated period during which the Company will be engaged in research and development and the regulatory submission and approval process for the MT 400 technology. Potential milestone payments totaling up to $55.0 million will be due relating to MT 400 development progress, regulatory submissions and approvals. GSK will also pay the Company royalties on sales of marketed products as well as potential sales performance milestones of up to $80.0 million, if certain sales thresholds are achieved.

In September 2003, the Company entered into an agreement with Xcel for MT 300. The Company received a non-refundable upfront licensing fee from Xcel of $2.0 million for development and commercialization rights of MT 300. Under certain circumstances, if the Company elects not to seek approval of the NDA for MT 300, it would be required to pay to Xcel a termination fee of $1.0 million. As a result of the receipt of a not-approvable letter from the FDA related to its MT 300 NDA, $1.0 million has been deferred and will be amortized over 32 months, beginning in September 2003 and ending in April 2006. The 32 months represents the period during which the Company expects to be engaged in efforts relating to the regulatory submission for related approvals of MT 300 and further research and development. Upon the FDA approval of MT 300, the remaining $1.0 million of the upfront payment, deferred upon receipt, will be amortized through April 2006. Potential milestone payments totaling up to $8.0 million will be due upon certain future regulatory approvals and upon the achievement of a predetermined MT 300 sales threshold. Xcel will also pay a royalty on the combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection.

Management believes current assumptions and other considerations used to estimate the period for revenue recognition are appropriate. However, if regulatory approvals relating to MT 100, MT 300 or MT 400 are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products will be accelerated or reduced accordingly.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

3. Stockholders’ Equity

Prior to 2000, the Company completed five private placement offerings of preferred stock as shown in the table set forth below. In connection with four of these offerings, warrants were issued to certain key advisors for their services related to the offerings. The warrants have been exercised or have expired.

Year of Issuance	Series	Number of Shares Issued	$ Received (net of offering costs)	Number of Shares Underlying Warrants	Offering Costs Resulting From Warrants	Price at Issuance
1996	A Convertible Preferred	2,105,931	$6,475,420	78,776	$242,000	$3.15
1997	B Convertible Preferred	1,135,000	$4,336,000	36,450	$139,000	$4.00
1998	B Convertible Preferred	4,377	$17,512	—	$—	$4.00
1998	C Convertible Preferred	563,044	$2,205,813	8,884	$35,000	$4.05
1999	D Convertible Preferred	2,593,750	$12,000,000	200,000	$925,000	$4.80

All outstanding shares of Series A, Series B, Series C and Series D and the related warrants were converted into 8,636,436 shares of the Company’s common stock and warrants for 437,228 shares of the Company’s common stock upon the closing of the Company’s initial public offering in October 2000.

Shares Reserved for Future Issuance

At December 31, 2003, shares of common stock reserved for future issuance are as follows:

Shares available for grant under stock option plans	842,571
Shares issuable pursuant to options granted under stock option plans	2,643,302

Total reserved	3,485,873

4. Redeemable Preferred Stock

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

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

4. Redeemable Preferred Stock (continued)

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

All outstanding shares of Series E and related Series E warrants and Series F were converted into 6,851,207 shares of the Company’s common stock and warrants exercisable for 33,030 shares of the Company’s common stock upon the closing of the Company’s initial public offering in October 2000. The Series E warrants, value at $260,999, were forfeited in October 2002.

5. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2003	2002
Research and development costs	$836,355	$634,831
Compensation costs	416,053	931,454
Other	267,267	90,789

	$1,519,675	$1,657,074

6. Income Taxes

At December 31, 2003 and 2002, the Company had federal and state net operating loss carryforwards of approximately $69,044,000 and $78,270,000, respectively, and research and development credit carryforwards of approximately $5,483,000 and $4,483,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2011 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. When, and if recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of net operating loss carryforwards is limited in certain situations where changes occur in stock ownership.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$27,532,000	$31,197,000
Research and development credits	5,483,000	4,483,000
Revenue recognition	9,071,000	—
Depreciation	23,000	44,000
Other	—	2,000

Total deferred tax assets	42,109,000	35,726,000
Valuation allowance	(42,109,000)	(35,726,000)

Net deferred tax asset	$—	$—

The amount of the valuation allowance increased by $6,383,000 and $8,965,000 as of December 31, 2003 and 2002, respectively.

The actual income tax expense for the years ended December 31, 2003, 2002 and 2001, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	2003	2002	2001
Loss before income tax	$(14,863,000)	$(24,555,000)	$(21,703,000)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	(5,202,000)	(8,594,000)	(7,596,000)
State tax provision	(590,000)	(982,000)	(868,000)

Increase (decrease) in income tax expense resulting from:
Research and development credits	(646,000)	(500,000)	(804,000)
Non-deductible expenses and other	55,000	1,111,000	609,000
Change in reserve	6,383,000	8,965,000	8,659,000

Tax expense	$—	$—	$—

7. Stock Option Plan

On November 20, 1996, the Company established a Stock Option Plan and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. Awards may be made to participants in the form of incentive and nonqualified stock options. Eligible participants under the Plan include executive and key employees of the Company. The vesting periods range from immediate vesting at issuance to four years or immediately upon a significant change in ownership as defined by the plan document. The exercise price for

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

7. Stock Option Plan (continued)

incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are holders of 10% or more of the Company’s common stock).

In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan. The Plan became effective upon the completion of the Company’s initial public offering in October 2000 and provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards to our employees, non-employee directors, advisors, and consultants. The Plan authorizes up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods range from immediate vesting at issuance to four years or immediately upon a significant change in ownership as defined by the plan document. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for purposes of the Plan.

A summary of the Company’s stock option activity, and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 1996	88,562	$0.19
Options granted	470,127	0.19
Forfeited	(10,118)	0.19

Balance at December 31, 1997	548,571	0.19
Options granted	194,593	0.33
Exercised	(29,977)	0.19
Forfeited	(104,923)	0.19

Balance at December 31, 1998	608,264	0.23
Options granted	612,221	1.12
Exercised	(3,373)	0.19
Forfeited	(105,222)	0.88

Balance at December 31, 1999	1,111,890	0.66
Options granted	486,762	2.87
Exercised	(208,334)	0.36
Forfeited	(6,745)	1.48

Balance at December 31, 2000	1,383,573	1.49
Options granted	808,591	9.45
Exercised	(187,837)	0.58
Forfeited	(8,545)	2.48

Balance at December 31, 2001	1,995,782	4.79
Options granted	697,453	5.08
Exercised	(158,987)	1.41
Forfeited	(105,452)	7.18

Balance at December 31, 2002	2,428,796	4.99
Options granted	954,792	7.01
Exercised	(345,162)	2.27
Forfeited	(395,124)	4.71

Balance at December 31, 2003	2,643,302	$6.11

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

7. Stock Option Plan (continued)

The options outstanding and exercisable at December 31, 2003 are as follows:

Options Outstanding		Weighted-Average
Exercise Price	Number Outstanding	Exercise Price	Remaining Contractual Life (In years)	Vested Options
$ 0.19-$ 3.74	495,633	$1.03	3.4	495,633
$ 4.25-$ 7.38	1,536,217	$5.38	8.3	447,344
$ 8.50-$11.84	270,000	$10.39	8.5	72,500
$12.50-$17.45	341,452	$13.43	7.9	117,976

	2,643,302	$6.11	7.6	2,317,407

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

	2003	2002	2001	2000
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate range	2.72%-4.20%	1.73%-4.26%	3.5%-5.0%	5.3%-6.6%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	1.03-1.08	1.08	1.38	0.00

8. Leases

The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $356,000, $230,000, $146,000, and $1,103,000 for the years ended December 31, 2003, 2002 and 2001 and for the period September 25, 1996 (inception) through December 31, 2003, respectively. The following is a schedule of future minimum lease payments for operating leases at December 31, 2003:

2004	$369,747
2005	377,486
2006	385,311
2007	393,418
Thereafter	880,868

$2,406,830

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements (continued)

9. Retirement Savings Plan

In July 1997, the Company began a defined contribution 401(k) pension plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. For the year ended December 31, 2000, the Company did not make any contribution to the Plan. During the years ended December 31, 2003, 2002, and 2001, and for the period September 25, 1996 (inception) through December 31, 2003, the Company made contributions of $123,701, $118,718, $92,277 and $334,696, respectively, to the Plan.

10. Summary of Operations by Quarters (Unaudited)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$1,886,998	$1,830,002
Operating expenses	4,976,015	4,803,996	5,747,273	3,588,404
Net loss	(4,832,746)	(4,680,704)	(3,731,966)	(1,617,902)
Net loss per share of common stock
Basic and diluted	$(0.17)	$(0.17)	$(0.13)	$(0.06)

Number of shares used in per share calculation
Basic and diluted	28,150,319	28,270,902	28,407,093	28,489,043

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$—	$—
Operating expenses	7,336,945	6,906,686	5,478,910	5,872,425
Net loss	(7,020,273)	(6,624,749)	(5,233,928)	(5,675,960)
Net loss per share of common stock
Basic and diluted	$(0.25)	$(0.24)	$(0.19)	$(0.20)

Number of shares used in per share calculation
Basic and diluted	28,038,315	28,077,945	28,100,495	28,131,485

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. *

3.2	Amended and Restated Bylaws of the Registrant. *

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.2	Stock Option Plan of the Registrant. *

10.3	First Amendment to Stock Option Plan dated February 14, 1997. *

10.4	License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.7	2000 Equity Compensation Plan of the Registrant*

10.9	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2001).

10.10	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed October 31, 2001). ***

10.11	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company’s Form 10-Q filed October 31, 2001). ***

10.12	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company’s Form 10-Q filed October 31, 2001). ***

10.13	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q filed October 31, 2001).

10.14	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 10-Q filed October 31, 2001). ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Company’s Form 10-K filed April 1, 2002).

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Company’s Form 10-K filed April 1, 2002).

10.17	First Amendment of 2000 Equity Compensation Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K filed March 28, 2003).

10.18	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 12, 2003).

10.19	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 12, 2003).

10.20	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 12, 2003).

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceutical Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 6, 2003).

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements. ****
*	Incorporated by reference to the same-numbered exhibit of the Company’s Registration statement on Form S-1, No. 333-35930.

**	Filed herewith.

***	Compensation Related Contract.

****	The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.