Form 10-K/A
period 2003-12-31
POZEN INC /NC
filed 2004-04-30
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No   ☐.

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2003 was $256,084,733. As of February 1, 2004 there were outstanding 28,532,153 shares of Common Stock.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed to provide information required by Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Annual Report on Form 10-K, rather than incorporate by reference portions of the proxy statement into Part III.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our current directors and executive officers, and their ages as of February 1, 2004, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	50	Chairman, President and Chief Executive Officer
Kristina M. Adomonis	49	Senior Vice President, Business Development
W. James Alexander, M.D., M.P.H., F.A.C.P.	54	Senior Vice President, Product Development
John E. Barnhardt	54	Vice President, Finance and Administration
James R. Butler (1)	63	Director
Paul J. Rizzo (1)(2)	76	Director
Ted G. Wood (3)	66	Director
Kenneth B. Lee, Jr. (2)	56	Director
Bruce A. Tomason (2)(3)	56	Director
Peter J. Wise, M.D. (3)	69	Director

(1)	Member of the Nominating/Corporate Governance Committee of the Board of Directors
(2)	Member of the Audit Committee of the Board of Directors
(3)	Member of the Compensation Committee of the Board of Directors

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

James R. Butler has served as a director of POZEN since July 2003. Since October 2003, he has been employed in an advisory capacity to the Chairman of the board of directors of Reliant Pharmaceuticals Inc., a pharmaceutical company. From 1993 to June 2001, Mr. Butler served in various executive positions with ALZA International, a pharmaceutical company, most recently as its President. Prior to that, Mr. Butler served as Vice President-General Manager of Glaxo Pharmaceuticals, a pharmaceutical company. Mr. Butler currently serves on the board of directors of BioDeliery Sciences International and two private companies, Respirics, Inc. and Hematrope Pharmaceuticals, as well as the advisory boards of the Pharmacy Schools of the University of Florida and Campbell University.

Paul J. Rizzo has served as a director of POZEN since July 2002. Since 1990, Mr. Rizzo has served as Chairman of the board of directors and partner of Franklin Street Partners, an investment firm. From 1987 to 1992, Mr. Rizzo served as Dean of the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill. Between 1993 and 1994 and from 1983 to 1987, he served as Vice Chairman of the board of directors of IBM Corporation. Mr. Rizzo currently serves as a director of Cox Enterprises Inc. and The Maersk Company Limited.

Ted G. Wood has served as a director of POZEN since 2000. Mr. Wood has been retired since September 2003. From January 2003 to August 2003, Mr. Wood served as Vice Chairman of The United Company, a Bristol, Virginia based holding company engaged in oil and gas exploration and production, financial services and the development of public golf courses. Between 1998 and January 2003, Mr. Wood served as President of the operating subsidiaries within The United Company and as a consultant to The United Company from January 1996 to June 1998. Mr. Wood currently serves as a director of King Pharmaceuticals Inc.

Kenneth B. Lee, Jr. has served as a director of POZEN since 2002. Mr. Lee has served as an independent consultant since June 2002. From January 2002 to June 2002, Mr. Lee served as President of A.M. Pappas & Associates, a venture capital firm. Prior to that, Mr. Lee was a partner of Ernst & Young LLP from 1982 through 2001 and managing director of Ernst & Young’s Health Sciences Corporate Finance Group from 2000 to 2001. Mr. Lee currently serves as a director of CV Therapeutics Inc., Abgenix, Inc. and Inspire Pharmaceuticals Inc.

Bruce A. Tomason has served as a director of POZEN since 1997. Mr. Tomason is currently chief executive officer of Aterna, LLC, an investment firm focusing on over-the-counter pharmaceuticals, where he has served since April 2004. Prior to that, Mr. Tomason served as President of Apollo Capital Corporation, a healthcare investment banking and venture capital company, from 1991 until January 2003.

Peter J. Wise, M.D. has served as a director of POZEN since 1996 and has served as Vice Chairman of the Board since January 2001. Dr. Wise is a co-founder of the Company and acted in an advisory capacity to the Company from 1996 to 2000. From 1993 to 1996, Dr. Wise served as President and Chief Operating Officer of Pharmaceutical Product Development, Inc., a pharmaceutical services and development company. Dr. Wise has been retired since 1996.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and other members of our finance and administration department) and our directors. Our Code of Business Ethics and Conduct is posted on our website at www.pozen.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established and the Company is required to report in this proxy statement any failure in 2003 to file by these dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended December 31, 2003, except that one stock option exercise by Kristina M. Adomonis was reported on an untimely filed Form 4.

Item 11.	Executive Compensation

Summary of Compensation

The following table summarizes the compensation paid to or earned during the last three fiscal years by our Chief Executive Officer and each of our three other most highly compensated executive officers (our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long Term Compensation
Name and Principal Position During 2003	Year	Salary	Bonus (2)	Other Annual Compensation (3)	Securities Underlying Options	LTIP Payouts		All Other Compensation (4)
John R. Plachetka, Pharm. D	2003	$374,920	$300,000		187,500	$1,000,000	(5)	$6,000
Chief Executive Officer	2002	$364,000	$254,800	—	293,750	—		$5,500
	2001	$350,000	$122,500	—	187,500	—		$5,250

Kristina M. Adomonis,	2003	$201,828	$161,000	—	75,000	—		$6,000
Senior Vice President, Business Development	2002	$196,905	$39,381	—	37,500	—		$5,500
	2001	$189,332	$37,866	—	18,750	—		$5,250

John E. Barnhardt,	2003	$141,934	$56,744	—	33,725	—		$6,000
Vice President, Finance and Administration	2002	$137,800	$55,120	—	33,725	—		$5,500
	2001	$132,500	$26,500	—	25,000	—		$5,250

Matthew E. Czajkowski (6),	2003	$230,308	$70,000	—	75,000	—		$5,500
Chief Financial Officer, Senior Vice President, Finance and Administration	2002	$223,600	$89,440	—	37,500	—		$6,000
	2001	$203,333	$43,000	—	75,000	—		$5,250

(1)	All share numbers and exercise prices reflect the 1.349-for-1 split of our common stock effected on October 6, 2000.
(2)	Bonuses are reported in the year earned, even if actually paid in a subsequent year. Bonuses earned in 2003 were paid in December 2003 or January 2004, at the election of the officer. A portion of the total bonus earned by Ms. Adomonis in 2003 was paid in June 2003.
(3)	Excludes perquisites and other personal benefits where the aggregate annual amount received by each officer was below the lesser of $50,000 or 10% of the salary and bonus reported.
(4)	Represents the employer-matching portion of a defined contribution 401(k) pension plan.
(5)	Represents payments made pursuant to an award granted in January 2003 under the POZEN Inc. 2001 Long Term Incentive Plan.
(6)	Mr. Czajkowski left POZEN as of January 6, 2004.

Stock Options

The following table provides information related to options for shares of our common stock granted to the Named Executive Officers during 2003:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price ($/share)	Expiration Date (1)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
John R. Plachetka, Pharm.D.	187,500	19.6%	$5.18	1/2/2013	$2,144,011	$3,989,282
Kristina M. Adomonis	37,500	3.9%	$5.18	1/2/2013	$428,802	$797,856
	37,500	3.9%	$13.10	7/31/2013	$131,802	$500,856
John E. Barnhardt	33,725	3.5%	$5.18	1/2/2013	$385,636	$717,539
Matthew E. Czajkowski (3)	75,000	7.9%	$5.18	1/2/2013	$857,604	$1,595,713

(1)	Each of these options is exercisable in cumulative installments of one-fourth each with the initial vesting date occurring on the first anniversary of the grant date (or, in the case of the grant on 7/31/03 to Ms. Adomonis, on January 1, 2004) and continuing on the next three anniversary dates of such vesting dates thereafter. Each option has a term of ten years.
(2)	The dollar amounts under these columns are the results of calculations at assumed annual rates of stock price appreciation of 5% and 10%. These assumed rates of growth were selected by the SEC for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Company’s stock price.
(3)	Mr. Czajkowski left POZEN as of January 6, 2004.

Option Exercises and Fiscal Year-End Values

The following table provides information related to any stock options for shares of our common stock exercised by the Named Executive Officers during 2003 and certain information about unexercised options held by the Named Executive Officers at December 31, 2003:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES (1)

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable			Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable (2)
John R. Plachetka, Pharm.D.	47,215	$649,206	317,188	/	351,562	$1,442,688	$1,540,313
Kristina M. Adomonis	51,175	$358,358	18,750	/	112,500	$46,875	$328,875
John E. Barnhardt	—	—	121,609	/	71,519	$999,264	$295,768
Matthew E. Czajkowski (3)	84,927	$172,402	46,875	/	140,625	$129,625	$599,875

(1)	All share numbers and exercise prices reflect the 1.349-for-1 split of our common stock effected on October 6, 2000.
(2)	“In-the-money” options are options whose base (or exercise) price was less than the market price of the common stock at December 31, 2002. The value of such options is calculated based on a stock price of $5.15, which was the closing price of our common stock on The Nasdaq National Market on December 31, 2002.
(3)	Mr. Czajkowski left POZEN as of January 6, 2004.

Employment and Change of Control Arrangements

John R. Plachetka: Under an executive employment agreement dated July 25, 2001, which amended and restated an earlier agreement dated April 1, 1999, we agreed to employ John R. Plachetka, Pharm.D., as our President and Chief Executive Officer for three years from the date of the agreement at an initial annual base salary of $350,000, subject to performance and merit-based increases. Under the agreement, Dr. Plachetka is eligible to receive annual cash bonuses. He is also entitled to an initial, and in the discretion of the Compensation Committee, up to two additional, performance-based awards, to be granted under the POZEN Inc. Long Term Incentive Plan, pursuant to each of which he could earn up to $1,000,000 upon the achievement of the performance goals specified in each such award. The agreement provides for the payment by us of certain life and disability insurance premiums and certain estate, tax and related expenses incurred by Dr. Plachetka. The agreement automatically renews for successive one-year terms after the expiration of the initial three-year term, unless either party terminates the agreement.

If Dr. Plachetka’s employment is terminated by us without cause, or by Dr. Plachetka for “Good Reason, “ defined as (i) the relocation by more than 50 miles of the office from which Dr. Plachetka performs his principal duties, the substantial reduction of Dr. Plachetka’s duties and responsibilities, the material breach by us of the employment agreement (unless, in each such case, such event is corrected within 30 days after notice), or (ii) the election by Dr. Plachetka within 60 days following a change of control of us to terminate his employment as a result of the change of control, the agreement provides for payment of a lump sum severance benefit equivalent to one year’s annual base salary plus the average of the annual bonuses awarded to Dr. Plachetka over the prior two years and the continuation for one year of Dr. Plachetka’s employee benefits, as further described in the executive employment agreement. The agreement provides for the payment of additional amounts to reimburse Dr. Plachetka for any taxes owed in the event any other payments he receives are determined to constitute an excess parachute payment under Section 280G of the Internal Revenue Code (“Code Section 280G”).

Certain Other Named Executive Officers: Under executive employment agreements dated July 25, 2001, we agreed to employ each of Kristina M. Adomonis and John E. Barnhardt for two years from the dates of the respective agreements at initial annual base salary amounts set forth in the agreements, which are subject in each case to performance and merit-based increases. Under the agreements, the executives are eligible to receive annual bonuses. Each agreement automatically renews for successive one-year terms after the expiration of the initial two-year term, unless either party to the agreement terminates the agreement. If the executive’s employment is terminated by us without cause, or by the Executive for “Good Reason,” defined as (i) the relocation by more than 50 miles of the office from which the executive performs his or her principal duties, the substantial reduction of the executive’s duties and responsibilities, the material breach by us of the agreement (unless, in each such case, such event is corrected within 30 days after notice), or (ii) the election by the executive within 60 days following a change of control of us to terminate his or her employment as a result of the change of control, the agreement provides for payment of a lump sum severance benefit equivalent to one year’s annual base salary plus the average of the executive’s annual bonus awarded over the prior two years and the continuation for one year of the executive’s employee benefits, as described further in the executive employment agreements. The agreements provide for the payment to each executive of additional amounts in the event that any other payments received by the executive are determined to constitute an excess parachute payment Code Section 280G.

Prior to his departure from the Company in January 2004, Matthew E. Czajkowski, our chief financial officer, had an employment agreement similar to those between Mr. Barnhardt and Ms. Adomonis and us. In connection with his departure from POZEN, we entered into a severance agreement with Mr. Czajkowski providing for severance payments of $215,282, payable over a twelve-month period, and the continuation of employee benefits through the end of 2004.

Other Change of Control Arrangements: Under the POZEN Inc. 2000 Equity Compensation Plan, unless the Compensation Committee determines otherwise, the vesting of all stock options outstanding upon a change of control, as defined in the plan, accelerates and the options become fully exercisable, and if, as a result of the change of control, we are not the surviving corporation (or survives only as a subsidiary of another corporation), all outstanding options that are not exercised are to be assumed by, or replaced with comparable options or rights by, the surviving corporation. The Compensation Committee may also take other actions as provided in the plan. The stock options held as of December 31, 2003 by our Named Executive Officers are reflected in the table entitled “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” included in this Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth information, as of February 29, 2004 (except as specified below), with respect to the beneficial ownership of shares of our common stock by (i) each person known to us to own beneficially five percent or more of our outstanding Common Stock (the only voting class outstanding), (ii) each director and the nominees for director, (iii) each executive officer named by us in the Summary Compensation Table (the “Named Executive Officers”) and (iv) the directors and current executive officers as a group, based upon information furnished to us by such directors, nominees for directors and Named Executive Officers. Except as otherwise indicated, we believe that each beneficial owner listed below exercises sole voting and dispositive power.

	Amount of Beneficial Ownership as of February 29, 2004
Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of the Common Stock
Named Executive Officers

John R. Plachetka, Pharm.D.	4,087,098	(2)	14.1%

Kristina M. Adomonis	92,188	(3)	*

John E. Barnhardt	144,722	(4)	*

Matthew E. Czajkowski	230,138	(5)	*

Non-employee Directors

James R. Butler	—	(6)	*

Kenneth B. Lee, Jr.	5,416	(7)	*

Paul J. Rizzo	47,500	(8)	*

Bruce A. Tomason	86,960	(9)	*

Peter J. Wise, M.D.	482,364	(10)	1.5%

Ted G. Wood	58,480	(11)	*

All Current Directors and Executive Officers as a Group (11 persons)	5,187,865	(12)	16.9%

5% Holders

Vector Later-Stage Equity Fund II, L.P. 1751 Lake Cook Road, Suite 350 Deerfield, IL 60015	1,885,405	(13)	6.6%

BB Biotech Agreement Vodergasse 3 CH-8300 Schaffhausen Switzerland	2,800,000	(14)	9.8%

*	Less than 1%.
(1)	Unless otherwise set forth herein, the street address of the named beneficial owners is c/o POZEN Inc., Suite 400, 1414 Raleigh Road, Chapel Hill, North Carolina 27517.
(2)	Consists of (i) 1,726,508 shares owned by Silver Hill Investments, LLC, which is 50% owned by the John R. Plachetka Irrevocable Trust, 40% owned by John R. Plachetka through his assignee, the Revocable Declaration of Trust, John R. Plachetka Trustee (the “JRP Revocable Trust”) and 10% owned by his wife, Clare A. Plachetka, through her assignee, the Claire A. Plachetka Revocable Declaration of Trust, Claire A. Plachetka, Trustee (the “CAP Revocable Trust”); (ii) 1,417,871 shares owned by the JRP Revocable Trust; (iii) 212,900 shares owned by the CAP Revocable Trust; (iv) 248,229 shares owned by the John R. Plachetka Irrevocable Trust; (v) 47,215 shares held directly; and (vi) 434,375 shares issuable pursuant to options exercisable within 60 days.
(3)	Includes 42,188 shares of common stock issuable pursuant to options exercisable within 60 days.
(4)	Includes 144,722 shares of common stock ssuable pursuant to options exercisable within 60 days.
(5)	Consists of 183,263 shares of common stock, of which an aggregate of 25,760 shares are held of record by trusts for the benefit of Mr. Czajkowski’s minor children, and 46,875 shares of common stock issuable pursuant to options exercisable within 60 days. Mr. Czajkowski left POZEN as of January 6, 2004.
(6)	Mr. Butler became a director on July 1, 2003.
(7)	Includes 5,416 shares of common stock issuable pursuant to options exercisable within 60 days.
(8)	Includes 7,500 shares of common stock issuable pursuant to options exercisable within 60 days.

(9)	Includes 83,960 shares of common stock issuable pursuant to options exercisable within 60 days.
(10)	Includes 30,000 shares of common stock issuable pursuant to options exercisable within 60 days.
(11)	Includes 56,980 shares of common stock issuable pursuant to options exercisable within 60 days.
(12)	Includes 805,140 shares of common stock issuable pursuant to options exercisable within 60 days.
(13)	According to a report on Schedule 13G/A that was filed on February 17, 2004 with respect to ownership as of December 31, 2003 by Vector Later-Stage Equity Fund II, L.P. (“VLSEF”), Vector Later-Stage Equity Fund II (QP), L.P. (“VLSEF QP”), Vector Fund Management II, L.L.C., the general partner of VLSEF and VLSEF QP (“VFM”), D. Theodore Berghorst, an officer and director of VFM (“Berghorst”), Barclay A. Phillips, a director of VFM (“Phillips”), Douglas Reed, a director of VFM (“Reed”), Mark Flower, the Chief Financial Officer of each of VLSEF, VLSEF QP and VFM (“Flower”), and Deborah Berghorst, Trustee FBO Berghorst 1998 Dynastic Trust (the “Trust”), this amount consists of (i) 1,785,405 shares as to which VFM, Berghorst, Phillips and Reed claim shared voting and dispositive power, including 1,339,054 shares as to which VLSEF QP claims shared voting and dispositive power and 446,351 shares as to which VLSEF claims shared voting and dispositive power and (ii) 50,000 shares as to which Berghorst claims sole voting and dispositive power and 50,000 shares as to which Berghorst claims shared voting and dispositive power. (The Trust claims sole voting and dispositive power with respect to the 50,000 shares with respect to which Berghorst claims shared voting and dispositive power.) The 1,885,405 share amount does not include 23,000 shares as to which Reed claims sole voting and dispositive power, 2,700 shares as to which Phillips claims sole voting and dispositive power and 1,000 shares as to which Flower claims sole voting and dispositive power.
(14)	According to a report on Schedule 13G that was filed on September 27, 2002 with respect to ownership as of December 31, 2002 by Biotech Target N.V., a wholly-owned subsidiary of BB Biotech AG (“BBB”), Biotech Target N.V. and BBB claim shared voting and dispositive power as to all 2,800,000 shares.

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,643,302	$6.11	842,571
Equity compensation plans not approved by security holders	—	—	—

Total	2,643,302	$6.11	842,571

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP Fees Related to Fiscal 2003

Audit Fees:

Fees for audit services totaled approximately $121,000 in 2003 and approximately $108,000 in 2002, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees:

Fees for audit-related services totaled approximately $37,000 in 2003 and $2,000 in 2002. These audit-related services consisted of accounting consultations in connection with our internal controls implementation project, Sarbanes Oxley consulting and revenue recognition determinations.

Tax Fees:

Fees for tax services include tax compliance, tax advice and tax planning. For 2003, fees for tax services totaled approximately $52,300, of which approximately $41,035 related to tax analysis of possible limitations on our use of its net operating losses. For 2002, fees for tax services totaled approximately $6,500. Additionally, fees for tax return preparation and tax planning services provided to John R. Plachetka, our President and CEO, and paid by us pursuant to Dr. Plachetka’s employment agreement, totaled approximately $7,760 in 2003.

All Other Fees:

There were no fees for the category “All Other Services” in 2003 and 2002.

Our Audit Committee has considered whether the provision of non-audit services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures relating to the pre-approval of services to be provided by our independent public accountants. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent public accountant’s annual engagement letter for the audits and reviews, in management’s annual budget relating to services to be provided by the independent public accountants and any amendments to the annual budget reflecting additional services to be provided by or higher fees of the independent public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules:

1. Financial Statements

The following financial statements and reports of independent auditors are included herein:

2. Financial Statement Schedules

Not applicable.

3. List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. *

3.2	Amended and Restated Bylaws of the Registrant. *

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.2	Stock Option Plan of the Registrant. *

10.3	First Amendment to Stock Option Plan dated February 14, 1997. *

10.4	License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.7	2000 Equity Compensation Plan of the Registrant ***

10.9	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2001). †

10.10	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed October 31, 2001). ***

10.11	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company’s Form 10-Q filed October 31, 2001). ***

10.12	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company’s Form 10-Q filed October 31, 2001). ***

10.13	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q filed October 31, 2001). ***

10.14	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 10-Q filed October 31, 2001). ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Company’s Form 10-K filed April 1, 2002). †

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Company’s Form 10-K filed April 1, 2002).

10.17	First Amendment of 2000 Equity Compensation Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K filed March 28, 2003). ***

10.18	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.19	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.20	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS. (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceutical Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 6, 2003). †

21.1	List of subsidiaries of the Registrant. ††

23.1	Consent of Ernst & Young LLP, Independent Auditors. ††

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements. †† ****

*	Incorporated by reference to the same-numbered exhibit of the Company’s Registration statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
****	The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Filed previously.

(b) Reports on Form 8-K.

None.

(c) Exhibits Required by Item 601 of Regulation S-K.

The exhibits furnished as a part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and include both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference from other filings.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: POZEN Inc.

Date:	April 29, 2004	By:	/s/ John R. Plachetka

John R. Plachetka Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. *

3.2	Amended and Restated Bylaws of the Registrant. *

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

10.2	Stock Option Plan of the Registrant. *

10.3	First Amendment to Stock Option Plan dated February 14, 1997. *

10.4	License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *†

10.7	2000 Equity Compensation Plan of the Registrant ***

10.9	Supply Agreement dated January 17, 2001 by and between the Registrant and Catalytica Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed May 14, 2001). †

10.10	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed October 31, 2001). ***

10.11	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Company’s Form 10-Q filed October 31, 2001). ***

10.12	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Company’s Form 10-Q filed October 31, 2001). ***

10.13	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q filed October 31, 2001). ***

10.14	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 10-Q filed October 31, 2001). ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Company’s Form 10-K filed April 1, 2002). †

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Company’s Form 10-K filed April 1, 2002).

10.17	First Amendment of 2000 Equity Compensation Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K filed March 28, 2003). ***

10.18	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.19	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.20	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS. (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 12, 2003). †

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceutical Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 6, 2003). †

21.1	List of subsidiaries of the Registrant. ††

23.1	Consent of Ernst & Young LLP, Independent Auditors.††

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report Containing Financial Statements. † † ****

*	Incorporated by reference to the same-numbered exhibit of the Company’s Registration statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
****	The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Filed previously.

(b) Reports on Form 8-K.

None.

(c) Exhibits Required by Item 601 of Regulation S-K.

The exhibits furnished as a part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and include both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference from other filings.