Form 10-Q
period 2004-06-30
POZEN INC /NC
filed 2004-07-30
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of July 23, 2004 was 28,789,963.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2004

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of June 30, 2004 and December 31, 2003	1

	Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 and Period From Inception (September 26, 1996) Through June 30, 2004	2

	Statements of Cash Flows for the Three and Six Months Ended June 30, 2004 and 2003 and Period From Inception (September 26, 1996) Through June 30, 2004	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signature and Certifications		27

Exhibit Page		28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$67,510,179	$60,480,690
Prepaid expenses and other current assets	414,108	698,209

Total current assets	67,924,287	61,178,899
Equipment, net of accumulated depreciation	288,891	334,096

Total assets	$68,213,178	$61,512,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,077	$579,903
Accrued compensation	503,115	416,053
Accrued expenses	1,658,819	1,103,622

Total current liabilities	2,415,011	2,099,578

Long-term liabilities:
Deferred revenue	20,003,978	23,782,978

Total liabilities	22,418,989	25,882,556

Common stock, $0.001 par value, 90,000,000 shares authorized; 28,788,272 and 28,492,201 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	28,788	28,492
Additional paid-in capital	145,994,281	144,821,230
Deficit accumulated during the development stage	(100,228,880)	(109,219,283)

Total stockholders’ equity	45,794,189	35,630,439

Total liabilities and stockholders’ equity	$68,213,178	$61,512,995

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30, 2004
	2004	2003	2004	2003
Revenue:
Licensing revenue	$16,889,500	—	$18,779,000	—	$22,496,000
Operating expenses:
General and administrative	2,007,557	2,921,052	4,005,606	4,784,203	36,232,474
Research and development	3,671,996	1,882,944	6,043,964	4,995,808	92,885,193

Total operating expenses	5,679,553	4,803,996	10,049,570	9,780,011	129,117,667
Other Revenue:
Interest income	134,823	123,292	260,973	266,561	7,327,265

Net income (loss)	11,344,770	(4,680,704)	8,990,403	(9,513,450)	(99,294,402)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net income (loss) attributable to common stockholders	$11,344,770	$(4,680,704)	$8,990,403	$(9,513,450)	$(127,845,985)

Basic net income (loss) per common share	$0.39	$(0.17)	$0.31	$(0.34)

Shares used in computing basic net income (loss) per common share	28,786,486	28,270,902	28,671,070	28,210,610

Diluted net income (loss) per common share	$0.38	—	$0.30	—

Shares used in computing diluted net income (loss) per common share	29,704,675	—	29,776,949	—

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from Inception (September 26, 1996) Through June 30, 2004
	2004	2003
Operating activities
Net income (loss)	$8,990,403	$(9,513,450)	$(99,294,402)
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation	52,152	66,474	577,481
Loss on disposal of equipment	—	—	27,495
Deferred compensation	94,698	422,052	10,969,979
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	284,101	(744,629)	(414,108)
Accounts payable and accrued expenses	220,735	1,374,780	2,320,313
Deferred revenue	(3,779,000)	—	20,003,978

Net cash provided by (used in) operating activities	5,863,088	(8,394,773)	(65,359,264)

Investment activities
Purchase of equipment	(6,947)	(18,052)	(893,867)

Net cash used in investing activities	(6,947)	(18,052)	(893,867)

Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	1,173,347	294,921	81,269,445
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	1,173,347	294,921	133,763,310

Net increase (decrease) in cash and cash equivalents	7,029,489	(8,117,904)	67,510,179
Cash and cash equivalents at beginning of period	60,480,690	50,056,251	—

Cash and cash equivalents at end of period	$67,510,179	$41,938,347	$67,510,179

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

We are a pharmaceutical company seeking to develop therapeutic advancements in as cost effective a manner as possible. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception in 1996, our business activities have been associated primarily with the development of pharmaceutical product candidates for the treatment of migraine. We are also exploring the development of product candidates in other pain-related therapeutic areas. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We believe that we will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates, which represents our planned principal operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Revenue Recognition—Our licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition”, as amended by SAB 104, and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

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

Royalty revenue will be recognized when earned with respect to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. For those arrangements where royalties are not reasonably estimable, the Company will recognize revenue upon receipt of a statement from the licensee that a royalty is payable.

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

On May 4, 2004, the Compensation Committee of the Company’s Board of Directors granted an award of restricted stock units with respect to Ninety-Eight Thousand One Hundred Thirty-Five (98,135) shares of common stock, par value $0.001 per share, of the Company (the “Restricted Units”), to the Company’s President and Chief Executive Officer (“CEO”). The grant was in lieu of a final award under the POZEN Inc. 2001 Long-Term Incentive Plan, as contemplated under the CEO’s employment agreement dated July 25, 2001 to be granted in early 2004, and was made in recognition of the importance of continuing to provide long-term incentive to the CEO. The Restricted Units were granted pursuant to the POZEN Inc. 2000 Equity Compensation Plan and will vest in three equal installments on January 1, 2005, January 1, 2006 and January 1, 2007. The related compensation expense, equal to the fair value of the underlying shares of common stock on the date of the grant, or $1,201,172, will be amortized over the vesting period of the Restricted Units.

In connection with the grant of stock awards to employees, the Company recorded $95,000 of restricted stock compensation expense for both the three- and six-month periods ended June 30, 2004 and amortized deferred compensation of $143,000 and $422,000 in the three- and six-month periods ended June 30, 2003. Deferred compensation recognized in prior periods related to the grant of stock options and was recorded as a component of stockholders’ equity. This deferred compensation was amortized as charges to operations over the vesting period of the options using the straight-line method. The vesting period of the options is generally three or four years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$11,344,770	$(4,680,704)	$8,990,404	$(9,513,450)
Add: Stock-based employee compensation expense reflected in reported net income (loss), net of related tax effects	94,698	142,693	94,698	422,052
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,190,056)	(632,644)	(1,865,703)	(1,729,896)

Pro forma net income (loss) attributable to common stockholders	$10,249,412	$(5,170,385)	$7,114,602	$(10,821,294)

Earnings per share

Basic net income (loss) per common share as reported	$0.39	$(0.17)	$0.31	$(0.34)
Basic net income (loss) per common share pro forma	$0.36	$(0.18)	$0.25	$(0.38)
Diluted net income (loss) per common share as reported	$0.38	—	$0.30	—
Diluted net income (loss) per common share pro forma	$0.35	—	$0.24	—

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income (loss) per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2004 and 2003. The following table illustrates the calculation of dilutive shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average shares used in computing basic net income (loss) per share	28,786,486	28,270,902	28,671,070	28,210,610

Effect of dilutive securities	918,189	—	1,105,879	—

Weighted-average shares used in computing diluted net income (loss) per share	29,704,675	28,270,902	29,776,949	28,210,610

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on February 18, 2004 and as amended.

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under “Factors That May Affect Our Results.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements except as required by law.

Overview

We are a pharmaceutical company seeking to develop therapeutic advancements in as cost effective a manner as possible. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development of pharmaceutical products for the treatment of migraine.

Since inception, our business activities have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

We currently have three product candidates in the migraine area. MT 100, a combination of metoclopramide hydrochloride and naproxen sodium, is being developed to provide effective migraine relief with less risk of cardiovascular side effects compared to the triptans. Our MT 400 technology is the combination of a triptan (5-HT1B/1D agonist) and a long-acting, non-steroidal anti-inflammatory drug (NSAID). MT 400 compounds are being developed to provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. MT 300, a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks.

We are also exploring the development of product candidates in other non-migraine, pain-related therapeutic areas. In July 2003, we signed an exclusive option agreement with Nycomed, under which we may acquire a license to certain rights related to lornoxicam, an NSAID. We have begun exploratory development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. In addition, we are also investigating other potential product candidates to improve the safety and/or effectiveness profiles of currently available treatments for pain conditions. For example, we have begun exploratory formulation development and clinical studies for a combination of a proton pump inhibitor and an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements. We have entered into three collaboration agreements – with Nycomed Danmark ApS (“Nycomed”) for the commercialization of MT 100 in four Nordic countries, GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID (Trexima™ is the proposed brand name for the combination of GSK’s sumatriptan and naproxen sodium in a single tablet being developed pursuant to our agreement with GSK), and Xcel Pharmaceuticals, Inc. (“Xcel”) for the further development and commercialization of MT 300.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of June 30, 2004, our accumulated deficit was $100.2 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our MT 400 technology, and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research activities and direct product costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the six-month period ended June 30, 2004, our research and development expenses represented approximately 60% of our total operating expenses.

We expect that we may continue to incur operating losses over the next several years as we seek to obtain regulatory approval of MT 100 and MT 300, complete the development and application for regulatory approval of Trexima, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	our progress in reversing the FDA’s decisions with respect to MT 100 and MT 300;

•	the progress of Trexima and other product candidates in the clinical and regulatory process;

•	the establishment of collaborations for the development and commercialization of any of our product candidates;

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	our costs related to the lawsuits that have been filed against us relating to the approvability of MT 100 and MT 300.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and market our future products.

Status of Our Product Candidates

There follows a brief discussion of the status of the development of each of MT 100, MT 300 and Trexima, as well the costs relating to our development activities. The research and development expenses that are not direct product costs are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate.

MT 100. In July 2003, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100. On January 27, 2004, we submitted to the FDA the results of a two-year rat carcinogenicity study, thereby completing our NDA submission. As previously described in our press release dated June 1, 2004, on May 28, 2004 we received a not-approvable letter from the FDA with respect to our NDA for MT 100. In the letter, the FDA noted that we had demonstrated unambiguous statistically significant superiority compared to an appropriate control on a valid measure of pain as well as on the three associated symptoms of nausea, photophobia and phonophobia in one study. However, the FDA noted that MT 100 did not clearly meet these criteria in a second study. We also stated that the FDA letter cited the apparent lack of superiority of MT 100 over naproxen for sustained pain relief, which was the primary endpoint for the two component studies. We noted in our press release that this issue appears to arise primarily from an apparent difference in understanding between us and the FDA as to the appropriate statistical analysis of this endpoint. Additionally, the FDA mentioned that, based on animal studies, there may be a potential risk of carcinogenicity, presumably due to metoclopramide, one of the components of MT 100. Finally, we noted in the press release that, for the first time, the FDA raised an approvability issue concerning the risk of tardive dyskinesia (“TD”) presented by the use of metoclopramide.

Since our issuance of the press release, we have had further communications with the staff of the FDA. Recently, the FDA sent to us minutes of a teleconference in which we discussed the not-approvable letter with the FDA. Among other things, these minutes state the view of the FDA expressed in our teleconference that, “[a]ssuming [POZEN] is able to meet the requirements of the Combination Rule and demonstrate efficacy we could describe the TD potential and carcinogenicity findings in labeling.” (The Combination Rule requires that we demonstrate a contribution of each component of MT 100 to the claimed effects of the product.) This statement in the FDA minutes is consistent with the views that we had held prior to our receipt of the not-approvable letter with respect to how the FDA would address those safety issues.

We intend to continue communications, and to request a meeting, with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. However, it is possible that we may be required to conduct another clinical study to provide additional evidence that MT 100 meets the requirements of the Combination Rule and the efficacy standards applicable to MT 100. We cannot estimate the cost or duration of any such study or decide whether to conduct such a study until the design of such a study has been determined with the FDA. Our Phase 3 clinical trials of MT 100 took between three months and eighteen months and involved a direct cost by patient of between $2,200 and $3,200. The duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain approval of MT 100 will ultimately be successful.

In October 2002, we submitted a Marketing Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”). In September 2003, we received a letter of comments relating to our MAA from an advisory group to the MHRA, the Committee on Safety of Medicines (the “MHRA Advisory Group””). We had been advised by the MHRA that the MHRA Advisory Group would be consulted on the MAA, consistent with the MHRA’s usual practice. Although the MHRA is not bound by the MHRA Advisory Group’s comments, it typically agrees with the MHRA Advisory Group’s opinions. It is our understanding that letters of comments are often issued in response to MAAs involving new combination products. The most significant comment in the MHRA Advisor Committee’s letter of comments was that we provide additional data that supports the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data to the MHRA Advisory Group in March 2004 and have not yet heard from the MHRA as to when the MHRA Advisory Group will meet to discuss the MT 100 MAA.

We are not currently conducting any clinical trials for MT 100. However, we are continuing to incur pharmaceutical development costs for product stability testing and may incur costs for the commercialization of this product if our applications are approved by the FDA and in the UK. Until the FDA responds to our submission, once it is submitted, in response to the not-approvable letter and the UK authorities respond to our submission of additional data with respect to our MAA for MT 100, we cannot reasonably estimate the amount and timing of additional costs that we may need to incur to satisfy comments on our applications for approval or when, if and to what extent we will receive cash inflows from MT 100. The additional costs that we may incur include expenses related to clinical trials, formulation, manufacturing and labeling of our product and regulatory consulting expenses required to address the FDA’s and MHRA’s responses to our applications.

We have incurred direct product costs associated with the development of MT 100 during the six months ended June 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and to date of $0.6 million, $7.5 million, $4.0 million, $3.2 million and $38.6 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In December 2002, we submitted to the FDA an NDA for approval of MT 300. On October 17, 2003, we received a not-approvable letter from the FDA with respect to our NDA for MT 300, based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. No clinical safety issues were identified in the letter, nor were any non-clinical issues cited as impacting the FDA’s decision to issue the not-approvable letter. In March 2004, we submitted a response to the FDA’s not-approvable letter in an effort to resolve the issues raised in the letter. In April 2004 the FDA advised us that it considered our response incomplete because it did not include sufficient information responsive to a question regarding the testing procedures in the manufacturing process for MT 300. We plan to submit the additional information to the FDA during the second half of 2004.

We are not currently conducting any clinical trials for MT 300. However, we are continuing to incur pharmaceutical development costs for product stability testing and may conduct additional Phase 3b marketing studies if our application is approved by the FDA. Until we complete our response to the FDA’s not-approvable letter for MT 300 and the FDA responds to our response, we cannot reasonably estimate the amount and timing of additional costs that we may need to incur to satisfy comments on our application for approval or when, if and to what extent we will receive cash inflows from MT 300. The additional costs that we may incur include expenses relating to clinical trials, formulation, manufacturing and labeling of our product and regulatory consulting expenses required to address the FDA’s response to our application.

We have incurred direct product costs associated with the development of MT 300 during the six months ended June 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and to date of $0.2 million, $3.0 million, $5.2 million, $0.8 million and $14.4 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Trexima. In May 2004, we commenced a Phase 3 clinical program for Trexima. We plan to conduct two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine. In addition, we plan to conduct a long-term, open label safety study. We expect to file an NDA for Trexima in the second half of 2005.

We cannot reasonably estimate or know the amount or timing of costs necessary to complete the development of Trexima or when, if and to what extent we will receive cash inflows from Trexima. The additional costs that we may incur include expenses relating to clinical trials and other research and development activities associated with the packaging and labeling of our product and the cost and timing of regulatory approvals.

We have incurred direct product costs associated with the development of Trexima during the six months ended June 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and to date of $1.8 million, $1.9 million, $4.7 million, $0.9 million and $9.9 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaboration and License Agreements

The principal terms of our collaboration agreements are discussed below.

In June 2003, we signed a licensing agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $500,000. We are eligible to receive milestone payments of between $500,000 and $1.0 million upon the occurrence and timing of certain regulatory approvals, including the approval of the MAA in the UK and in the other countries where Nycomed has rights. In addition, Nycomed is obligated to pay us a specified royalty on all sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the latter of the expiration of the last to expire issued applicable patent in the particular country or 15 years. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The licensing agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if we default under the agreement or the MAA is not approved by a specified date or is withdrawn. Nycomed can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country. If the MAA for MT 100 is not approved by a specified date or we withdraw a regulatory application in any of the countries identified in the agreement, we will be required to pay a withdrawal fee in an amount that ranges from $112,500 to $400,000. Assuming satisfactory resolution of the issues raised in the September 2003 MAA comment letter discussed above, we intend to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

Under the agreement, generally, each party must indemnify the other for damages arising from each party’s breach of its representations, warranties and obligations under the agreement. Additionally, Nycomed must indemnify us for any claim brought by a third party arising from Nycomed’s development, manufacture or sale of any products, and we must indemnify Nycomed for any claim brought by a third party arising from our development, transportation or manufacture of any products. Furthermore, both parties have a duty to maintain commercially reasonable insurance coverage commensurate with its obligations under the agreement.

At the same time as we entered into the licensing agreement with Nycomed, we entered into a supply agreement with Nycomed under which Nycomed is obligated to purchase from us, and we are obligated to sell to Nycomed, the MT 100 that Nycomed sells in the countries specified in the agreement, and Nycomed is required to reimburse us for certain costs related to the manufacturing of MT 100. The agreement will expire upon an anniversary date of the first commercial sale of MT 100 following final approval by the FDA of the NDA for MT 100. While either party may generally terminate the agreement in the event of a material breach or default, Nycomed can terminate the agreement if it establishes an alternative source of the product and we fail to meet certain conditions.

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the combination product, while GSK is to provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. Additionally, GSK is obligated to make payments to us in an amount up to $40.0 million upon the achievement of specified development and regulatory milestones relating to an NDA and commercialization progress for the first product. Up to an additional $10 million is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all sales of marketed products, and in addition, sales performance milestones of up to $80.0 million if certain sales thresholds are achieved, until at least the expiration of the last to expire issued applicable patent, August 14, 2017 based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. In addition, we have certain rights to terminate the agreement. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

In September 2003, we signed an agreement with Xcel for the further development and commercialization of MT 300. Under the terms of the agreement, Xcel will have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Xcel paid us an upfront fee of $2.0 million. Under certain circumstances, if we elect not to seek approval of the NDA for MT 300, we would be required to pay to Xcel a termination fee of $1.0 million. Potential milestone payments of up to $8.0 million will be due upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300. Xcel is also obligated to pay us royalties on all combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection, once MT 300 is commercialized, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Xcel pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Xcel must indemnify us for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while we must indemnify Xcel for any damages arising from such development, manufacture or use prior to the effective date. We must also indemnify Xcel for any use by us or any sublicensee of certain technology owned by Xcel.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Net income (loss) per share: Net income attributable to common stockholders for the quarter ended June 30, 2004 was $11,345,000 or $0.39 per share, as compared to a net loss of $(4,681,000), or $(0.17) per share, for the quarter ended June 30, 2003.

Revenue: We recognized $16,890,000 of licensing revenue for the quarter ended June 30, 2004 as compared to no revenue during the quarter ended June 30, 2003. Revenue of $1,890,000 resulted from amortization of upfront payments we received in 2003 pursuant to development and commercialization agreements relating to MT 100, MT 300 and MT 400. Revenue of $15.0 million was recorded this quarter for a milestone payment received this quarter from GSK for commencement of Phase 3 clinical trial activities for Trexima under the GSK agreement. Our license agreements have terms that include up-front payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $20.0 million remains in deferred revenue at June 30, 2004. Substantive milestone payments are recognized as revenue upon completion of the contractual event.

Research and development: Research and development expenses increased by 95% to $3,672,000 for the second quarter of 2004, as compared to $1,883,000 for the same period of 2003. The $1,789,000 increase was due primarily to an increase in direct product costs for Trexima and our current exploratory programs, including lornoxicam, and other departmental expenses, offset by a decrease in direct product costs associated with MT 100. Direct product costs associated with the development of Trexima increased by $1,254,000 to $1,257,000, primarily due to the commencement of Phase 3 clinical trials during the second quarter of 2004, as compared to the same period of 2003. Direct product costs associated with our current exploratory programs, including lornoxicam, increased by $480,000 to $1,221,000, primarily due to Phase 2 clinical trial and pharmaceutical development activities for such exploratory programs during the second quarter of 2004, as compared to the same period of 2003. MT 100 direct product costs decreased by $636,000 to $250,000, primarily due to the completion of regulatory activities required for submission of the MT 100 NDA in July 2003 as compared to the same period of 2004. Additional research and development expenses, including costs associated with MT 300 and departmental expenses, increased by $691,000, to $944,000. The increase was primarily due to personnel and related expenses for our research and development activities. We have included in our research and development expenses the personnel costs associated with our research activities and costs associated with pharmaceutical development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by 31% to $2,008,000 for the second quarter of 2004, as compared to $2,921,000 for the same period of 2003. The $913,000 decrease was due primarily to a $778,000 decrease in the costs associated with our business development activities for the commercialization of MT 100 and MT 300, as compared to the same period of 2003, and a $135,000 decrease in personnel and related expenses associated with our administrative activities. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income increased to $135,000 for the quarter ended June 30, 2004, from $123,000 for the quarter ended June 30, 2003. Interest income increase primarily due to increased levels of cash and cash equivalents available for investing as compared to the same period of 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net income (loss) per share: Net income attributable to common stockholders for the six-month period ended June 30, 2004 was $8,990,000 or $0.31 per share, as compared to a net loss of $(9,513,000), or $(0.34) per share, for the six-month period ended ended June 30, 2003.

Revenue: We recognized $18,779,000 of licensing revenue for the six-month period ended June 30, 2004 as compared to no revenue during the same period of 2003. Revenue resulted from amortization of upfront payments we received in 2003 pursuant to development and commercialization agreements relating to MT 100, MT 300 and MT 400 and a $15.0 million milestone from GSK for commencement of Phase 3 clinical trial activities for Trexima in May 2004. Our license agreements have terms that include up-front payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. All milestone payments are recognized as revenue upon satisfaction of the contractual event.

Research and development: Research and development expenses increased by 21% to $6,044,000 for the six-month period ended June 30, 2004, as compared to $4,996,000 for the same period of 2003. The $1,048,000 increase was due primarily to an increase in direct product costs for Trexima, our current exploratory programs, including lornoxicam, and other departmental expenses, offset by a decrease in direct product costs associated with MT 100. Direct product costs associated with the development of Trexima increased by $1,472,000 to $1,752,000, primarily due to the commencement of Phase 3 clinical trials during the second quarter of 2004, as compared to the same period of 2003. Direct product costs associated with our current exploratory programs, including lornoxicam, increased by $383,000 to $1,727,000, primarily due to Phase 2 clinical trial activities and pharmaceutical development activities for such exploratory programs during the first six months of 2004, as compared to the same period of 2003. Costs associated with MT 100 decreased by $1,352,000 to $550,000, primarily due to the completion of clinical, toxicology and regulatory activities required for submission of the MT 100 NDA in July of 2003 as compared to the same period of 2004. Additional research and development expenses, including costs associated with MT 300 and departmental expenses, increased by $545,000 to $2,015,000. The increase was primarily due to an increase in personnel and related expenses for our research and development activities. We have included in our research and development expenses the personnel costs associated with our research activities and costs associated with pharmaceutical development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by 16% to $4,006,000 for the six-month period ended June 30, 2004, as compared to $4,784,000 for the same period of 2003. The $778,000 decrease was due primarily to a $890,000 decrease in the costs associated with our business development activities for the commercialization of MT 100 and MT 300 as compared to the same period of 2003, and a $305,000 decrease in the amortization of deferred stock compensation, offset by a $378,000 increase in legal and consulting fees related to our public company activities and a $39,000 increase in other departmental expenses. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income decreased to $261,000 for the six-month period ending June 30, 2004, from $267,000 for the same period of 2003. Interest income decreased primarily due to a decline in average interest rates during the six-month period ended June 30, 2004 as compared to the same period of 2003.

Income Taxes

As of December 31, 2003, we had net operating loss carry-forwards of approximately $68,483,000 for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2011 and 2022. We also have research and development tax credit carry-forwards of approximately $5,483,000 for federal income tax reporting purposes which expire between 2011 and 2022. We currently estimate a cumulative net operating loss carry-forward of approximately $111,200,000 for the twelve months ending December 31, 2004 and estimate an effective rate of 0% for the six months ended June 30, 2004. Our effective tax rate was 0% for the six months ended June 30, 2003. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income, for the year and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in aggregate net proceeds to us of $133.7 million. Additionally, through June 30, 2004 and during 2003, we generated positive cash flows from operations of $5.9 and $9.7 million, respectively. As of June 30, 2004, cash and cash equivalents totaled $67.5 million, an increase of $7.0 million as compared to December 31, 2003.

Operating cash received during the period ending June 30, 2004 totaled $15.0 million, resulting from a payment received under our collaboration agreement with GSK for our MT 400 technology. The milestone payment was received in May 2004 for commencement of Phase 3 clinical trial activities relating to Trexima. We expect additional milestone payments from GSK over the next several years in an amount of up to $40.0 million upon the satisfaction of specified commercialization and regulatory events for Trexima. Cash received from financing activities during the period totaled $1.2 million, reflecting the net proceeds from the exercise of stock options.

Cash paid for operating activities totaled $9.4 million for the six-month period ended June 30, 2004. Cash paid for operating activities in 2003, 2002, and 2001 was $17.8 million, $23.7 million, and $18.4 million, respectively. Cash required for our operating activities during 2004 are projected to increase from our historical requirements due to the commencement of Phase 3 clinical trial activities for Trexima and an increase in expenses related to other exploratory development.

Barring unforeseen developments and provided that our operating expenses for 2005 and 2006 are at the same level as we expect them to be for 2004, we believe that our existing liquidity and capital resources, including the proceeds from our initial public offering and payments received under our collaboration agreements, should be sufficient to complete planned product development activities reflected in the description of our business and to satisfy our other currently anticipated cash needs for operating expenses for the next two years. We do not currently have any milestone or other required material payment obligations during that period. However, our efforts to reverse the FDA’s not-approvable letters on MT 100 and MT 300 and other regulatory delays in the development of our existing and future product candidates may increase our cash requirements beyond our current assumed needs and may require that we seek additional funds from sources that may not be available on terms favorable to us.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our ability to negotiate favorable terms with various contractors assisting in these trials and studies;

•	our success in obtaining regulatory approval of our product candidates and success in and manner of commercializing our products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights; and

•	costs incurred in the defense of stockholder lawsuits that have been filed against us relating to MT 100 and MT 300.

Factors That May Affect Our Results

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Business

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we may never be profitable.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates, particularly MT 100 and Trexima. Many factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including those discussed in the risk factors that follow as well as significant increases in the costs of any of our studies or clinical trials, negative, inconclusive or otherwise unfavorable results from any studies or clinical trials, such as those that we obtained with respect to MT 500, which led to our decision to discontinue development of that product candidate in 2002, and failure to achieve market acceptance of our product candidates.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred losses in each year since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $100.2 million. Our ability to achieve profitability is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. Our only current sources of revenue are the payments we receive pursuant to our collaboration agreements with Nycomed for MT 100, GSK for Trexima and Xcel for MT 300. Given our receipt from the FDA of not-approvable letters with respect to MT 100 and MT 300, we may never receive milestone payments from Nycomed or Xcel. In addition, we will have to pay to Nycomed a withdrawal fee of between $112,500 and $400,000 if the MAA for MT 100 is not approved by a specified date or we withdraw a required regulatory application for MT 100 in a country specified in the agreement with Nycomed, and we will have to repay Xcel $1 million if we determine to terminate development of MT 300. We expect to continue to incur significant operating losses and do not know when or if we will generate product revenue.

If we, or our collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates and may also be required to pay termination payments under certain of our collaboration agreements.

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. If we market our products abroad, they are also subject to extensive regulation by foreign governments. None of our product candidates have been approved for sale in the United States or any foreign market and MT 100 and MT 300 may never be approved, given our receipt of not-approvable letters from the FDA for each of these product candidates.

In the United States, a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek outside the United States. For example, as described in the three risk factors that follow, we are currently seeking to resolve issues raised by the FDA related to our MT 100 and MT 300 NDAs and by the MHRA related to our MAA for MT 100 in the UK. If we are unable to obtain and maintain FDA and foreign governmental approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them.

Further, our collaborators may require us to make certain payments to them. For example, if we are unable to satisfactorily resolve the issues in the MT 300 not-approvable letter we have received from the FDA, we may elect to discontinue seeking approval of the NDA for MT 300 and under the terms of our agreement with Xcel, we would be required to pay to Xcel a termination fee of $1.0 million. Similarly, under our agreement with Nycomed, we will be required to pay a withdrawal fee if the MAA for MT 100 is not approved by a specified date or we withdraw a regulatory application in any of the countries identified in the agreement in an amount that ranges from $112,500 to $400,000. In addition, we would forfeit the ability to receive potential milestone payments of up to $8.0 million under the Xcel agreement and of between $500,000 and $1.0 million under the Nycomed agreement, as well as royalties under either agreement.

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

We may not be able to convince the FDA to reverse its conclusions in its not-approvable letter on MT 100, which would eliminate altogether the revenue we expected to receive from MT 100.

As previously described in our press release dated June 1, 2004, on May 28, 2004 we received a not-approvable letter from the FDA with respect to our NDA for MT 100. In the letter, the FDA noted that we had demonstrated unambiguous statistically significant superiority compared to an appropriate control on a valid measure of pain as well as on the three associated symptoms of nausea, photophobia and phonophobia in one study. However, the FDA noted that MT 100 did not clearly meet these criteria in a second study. We also stated that the FDA letter cited the apparent lack of superiority of MT 100 over naproxen for sustained pain relief, which was the primary endpoint for the two component studies. We noted in our press release that this issue appears to arise primarily from an apparent difference in understanding between us and the FDA as to the appropriate statistical analysis of this endpoint. Additionally, the FDA mentioned that, based on animal studies, there may be a potential risk of carcinogenicity, presumably due to metoclopramide, one of the components of MT 100. Finally, we noted in the press release that, for the first time, the FDA raised an approvability issue concerning the risk of tardive dyskinesia (“TD”) presented by the use of metoclopramide.

We have had and intend to continue communications, and to request a meeting, with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. However, we may not be successful in those efforts. Further, it is possible that we may be required to conduct another clinical study to provide additional evidence that MT 100 meets the requirements of the Combination Rule and the efficacy standards applicable to MT 100. We cannot estimate the cost or duration of any such study or decide whether to conduct such a study until the design of such a study has been determined with the FDA. Our Phase 3 clinical trials of MT 100 took between three months and eighteen months and involved a direct cost by patient of between $2,200 and $3,200. However, the duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain approval of MT 100 will ultimately be successful.

Without approval of our NDA by the FDA, we would not be able to market MT 100 in the United States. Even if the FDA were to approve the NDA for MT 100, the delay in obtaining such approval may adversely affect our ability to market and sell MT 100 in the United States. Further, as a condition of any approval, the FDA could request or require additional studies or analyses of existing data which would require us to incur additional costs and expenses, which could be significant and would further delay the commercialization of MT 100.

We may not be able to address satisfactorily the comments we received on our MAA for MT 100 in the UK. This would adversely impact our ability to market MT 100 in the UK or to use the mutual recognition procedure in the European Union, which would cause substantial delays or could prevent marketing approval of MT 100 in certain countries in the European Union.

In October 2002, we submitted our MAA for MT 100 to the MHRA in the UK. In September 2003, we received a letter of comments relating to the MAA from an Advisory Committee to the MHRA. Although the MHRA is not bound by the MHRA

Advisory Group’s comments, it typically agrees with the MHRA Advisory Group’s opinions. The most significant comment in the MHRA Advisory Group’s letter of comments was that we provide additional data to support the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data to the MHRA Advisory Group in March 2004 to address the MHRA Advisory Group’s questions. We can give no assurance that the MHRA Advisory Group will accept the supplemental information as supportive of the safety and efficacy of MT 100 and recommend approval of the MAA to the MHRA. Without approval of our MAA by the UK regulatory authorities, we would not be able to market MT 100 in the UK. Further, we would need to obtain approval of MT 100 in another country in the European Union in order to utilize the mutual recognition procedures in other European Union countries, which would result in increased expenses and time delays.

Even if we are able to obtain approvals in the European Union to market MT 100, potential licensees, including Nycomed and any other party with whom we may enter into an agreement to commercialize MT 100, will not be able to sell MT 100 successfully in some of those European Union countries unless they price MT 100 competitively and obtain necessary regulatory approvals for reimbursement to the patient. In some countries, licensees would need to enter into discussions with the appropriate governmental authorities pursuant to each of such country’s individual requirements. Those discussions could further delay successful commercialization of MT 100 because of the time-consuming review processes in some of those countries.

We may not be able to convince the FDA to reverse its conclusions in its not-approvable letter on MT 300, which would eliminate altogether the revenue we expected to receive from MT 300, both under our collaboration agreement with Xcel and otherwise.

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

In March 2004, we submitted a response to the FDA’s not-approvable letter in an effort to resolve the issues raised in the letter. In April 2004, the FDA advised us that it considered our response incomplete because it did not include sufficient information responsive to a question regarding the testing procedures in the manufacturing process for MT 300. We plan to submit the additional information during the second half of 2004. There is no assurance that the FDA will accept any supplemental information we submit as supportive of the efficacy of MT 300 in the acute treatment of migraine or that it will approve the NDA as submitted and supplemented by us. Even if the FDA were to approve MT 300, as a condition of approval, the FDA could request or require additional studies or analyses of existing data which would require us to incur additional costs and expenses, which could be significant and would delay the commercialization of MT 300.

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

Contractors or collaborators may have the right to terminate their arrangements with us on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and collaborations with Nycomed in the Nordic countries and Xcel in the United States for the development and commercialization of MT 100 and MT 300, respectively. In all of these collaboration and license agreements, our licensees have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice; Nycomed is entitled to terminate its agreement if the MAA for MT 100 is not approved by a specified date or is withdrawn and can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country; and Xcel is entitled to terminate its agreement if we choose to withdraw the NDA for MT 300. Our receipt of two not-approvable letters may suggest to our collaborators that they should terminate their agreements with us. If these licensees exercise their termination rights, or if we are not able to establish additional research and development collaborations or licensing arrangements, we may not be able to develop and commercialize these and our other product candidates. Moreover, any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determines, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the next phase of trials. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization would delay or eliminate our potential product revenues. Other risks associated with contractual and collaborative arrangements with others include the following:

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates. If one of our collaborators should decide that the collaborator’s product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or licensing agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. Our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several early-stage compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Trexima or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon ninety (90) days’ written notice. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity studies and clinical trials for our product candidates. Any unanticipated results, unforeseen costs or delays in the conduct of these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could reduce or delay our receipt of revenues and profitability.

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

It should be noted that the results of our clinical trials are not necessarily predictive of results we will obtain in subsequent clinical trials. This may occur for many reasons, including, among others, the variability of patient characteristics or in the presence of patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, if we conduct an additional study to address the FDA’s concerns in its not-approvable letter on MT 100, there is no assurance that the results of such a study will satisfy all of the FDA’s conditions for approval because of the way migraine affects different patients, including the presence, or lack or level of severity, of secondary symptoms in a particular patient and the variability of the responsiveness of migraine attacks to given treatments, all of which may affect treatment responses. Further, as contemplated under our collaboration agreement with GSK, GSK has developed a formulation of Trexima for use in our Phase 3 clinical trials of Trexima that is different from the formulation and dose of sumatriptan used in the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into the collaboration with GSK. This formulation has never been used in a clinical trial setting. This different dose and formulation, together with the other factors that affect the results obtained in clinical trials, including those listed above, may cause the results in our Phase 3 trials of Trexima to differ from the results we observed in our Phase 2 trial of MT 400.

The successful completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. For example, even though we are entitled to submit an NDA for Trexima as a 505(b)(2) application, the FDA may require us to conduct more studies or trials than we now believe are necessary. Further, even though we may have completed all planned clinical trials for a product candidate and submitted an NDA for such product candidate, as we have for MT 100 and MT 300, the FDA may require us to conduct additional clinical trials and studies to support our NDAs. For example, the FDA may require us to conduct additional studies or trials of MT 100 or MT 300 in connection with our efforts to convince the FDA to reverse its not-approvable decisions on these product candidates. We may also determine from time to time, including in connection with our efforts to resolve the FDA’s issues raised in the not-approvable letters related to MT 100 and MT 300, that it would be necessary to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA initially evaluated the results, or customarily evaluates results. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies.

Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs on October 17, 2003 and May 28, 2004, respectively. Further, although we believed the results of our recently completed MT 100 two-year rat carcinogenicity study provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in the occurrences and types of tumors seen with metoclopramide alone, the FDA expressed concern about the potential risk of carcinogenicity, presumably due to metoclopramide, in its MT 100 not-approvable letter. The FDA may also require data in certain subpopulations, such as pediatric use, or, if such studies were not previously completed, may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver of such a requirement.

We face similar regulatory hurdles in other countries to those that we face in the United States. For example, no assurance can be given that we will be able to satisfactorily address the issues related to MT 100 raised in September 2003 by the MHRA Advisory Group, including providing additional support for the benefits of the MT 100 combination.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we are currently experiencing as a result of the not-approvable letters we have received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

If there is an adverse outcome in the securities class action litigation that has been filed against us, our business may be materially harmed. Further, defending against the litigation may be expensive and will divert the attention of our management.

We and certain of our current and former officers are named as defendants in a number of purported securities class action lawsuits filed in the United States District Court for the Middle District of North Carolina. The lawsuits are brought on behalf of a purported class of purchasers of our securities, and seek unspecified damages. As is typical in this type of litigation, these purported securities class action lawsuits contain substantially similar allegations, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. The court has entered an order consolidating for pre-trial purposes these and any other similar federal actions that may be filed. The lawsuits allege claims based on purportedly misleading statements concerning our product candidates MT 100 and MT 300.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending litigation. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our human clinical trials in an amount equal to up to $10 million annual aggregate limit with a $100,000 deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our products. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

For fiscal years 2001 through 2003, our average annual operating expenses (including average non-cash deferred compensation of $2.2 million) were $23.3 million; our average annual operating expenses excluding the non-cash deferred compensation were $21.1 million. We are currently expecting operating expenses for the 2004 fiscal year (including restricted stock compensation expense of $400,000) to be between $24.0 million and $28.0 million. Expenses might increase in 2004 and 2005 if the FDA or the MHRA requires us to conduct additional clinical trials or studies in connection with their consideration of our regulatory filings for MT 100 and MT 300. As of June 30, 2004, we had $67.5 million in cash and cash equivalents. If we need to conduct additional studies or trials in order to seek to reverse the FDA’s decisions relating to MT 100 and MT 300 and if our operating expenses in 2004 and 2005 are much higher than our currently expected operating expenses in 2004, and if we do not receive any additional milestone payments under any of our collaboration agreements, we may not have sufficient cash reserves to maintain our level of business activities throughout 2006.

We may be unable to raise additional equity funds until the uncertainties of the regulatory future of MT 100 and MT 300 resulting from our receipt of not-approvable letters for both product candidates has been resolved. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through July 29, 2004, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. However, declines in average interest rates reduced our interest income during the six-month period ended June 30, 2004 as compared to the same period of 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our Current Reports on Form 8-K filed on June 18, and July 22, 2004, between June 4 and July 28, 2004, four purported class action lawsuits claiming violations of securities laws were filed by holders of our securities in the U.S. District Court for the Middle District of North Carolina against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes and any other similar federal actions that may be filed will also be consolidated with these actions for pre-trial purposes. We expect that a lead plaintiff and lead counsel for the consolidated cases will be appointed. The complaints allege, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against the individual defendants. The complaints allege that we made false and misleading statements concerning our product candidates, MT 100 and MT 300, during the class period. The complaints request certification of a plaintiff class consisting of purchasers of our stock between July 3, 2003 and May 28, 2004, and in one complaint, between October 10, 2000 and May 28, 2004, and seek, among other relief, unspecified damages, plus costs and expenses, including attorneys’ and experts’ fees. We believe that these allegations are completely without merit and intend to defend these cases vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2004, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of three directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
James R. Butler	19,419,342	2,074,129
Paul J. Rizzo	15,008,100	6,485,371
Ted G. Wood	19,417,842	2,075,629

2. Approval of our 2000 Equity Compensation Plan, as amended and restated, including to increase from 3,000,000 to 5,500,000 the number of shares issuable under the Plan, as amended and restated.

For:	Against:	Abstain:	Broker non-votes:
10,477,889	4,215,727	597,613	6,202,242

3. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 (there were no broker non-votes in connection with the ratification of our independent auditor).

For:	Against:	Abstain:
19,923,204	1,328,502	241,765

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Registrant’s 2000 Equity Compensation Plan, as amended and restated (as of June 22, 2004).

10.2	Form of Incentive Stock Option Agreement under Registrant’s 2000 Equity Compensation Plan.

10.3	Form of Nonqualified Stock Option Agreement under Registrant’s 2000 Equity Compensation Plan.

10.4	Restricted Stock Unit Agreement dated May 4, 2004, issued to the Registrant’s President and CEO, under the 2000 Equity Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K

Current Report on Form 8-K filed on June 18, 2004, reporting information under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

July 30, 2004	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

July 30, 2004	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Vice President, Finance and Administration
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Registrant’s 2000 Equity Compensation Plan, as amended and restated (as of June 22, 2004).

10.2	Form of Incentive Stock Option Agreement under Registrant’s 2000 Equity Compensation Plan.

10.3	Form of Nonqualified Stock Option Agreement under Registrant’s 2000 Equity Compensation Plan.

10.4	Restricted Stock Unit Agreement dated May 4, 2004, issued to the Registrant’s President and CEO, under the 2000 Equity Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.