Form 10-Q
period 2004-09-30
POZEN INC /NC
filed 2004-10-27
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of October 25, 2004 was 28,852,743

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2004

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2004 and December 31, 2003	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 and Period From Inception (September 26, 1996) Through September 30, 2004	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and Period From Inception (September 26, 1996) Through September 30, 2004	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	26

Signature and Certifications		27

Exhibit Page		28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$61,164,102	$60,480,690
Prepaid expenses and other current assets	161,439	698,209

Total current assets	61,325,541	61,178,899
Equipment, net of accumulated depreciation	350,496	334,096

Total assets	$61,676,037	$61,512,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,105,365	$579,903
Accrued compensation	678,587	416,053
Accrued expenses	1,649,297	1,103,622

Total current liabilities	3,433,249	2,099,578
Long-term liabilities:
Deferred revenue	18,112,479	23,782,978

Total liabilities	21,545,728	25,882,556
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,852,743 and 28,492,201 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	28,853	28,492
Additional paid-in capital	146,161,655	144,821,230
Deficit accumulated during the development stage	(106,060,199)	(109,219,283)

Total stockholders’ equity	40,130,309	35,630,439

Total liabilities and stockholders’ equity	$61,676,037	$61,512,995

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30, 2004
	2004	2003	2004	2003
Revenue:
Licensing revenue	$1,891,499	$1,886,998	$20,670,499	$1,886,998	$24,387,499
Operating expenses:
General and administrative	2,065,869	2,527,858	6,071,475	7,312,061	38,298,343
Research and development	5,859,319	3,219,415	11,903,282	8,215,224	98,744,511

Total operating expenses	7,925,188	5,747,273	17,974,757	15,527,285	137,042,854
Other revenue:
Interest income	202,369	128,309	463,342	394,871	7,529,634

Net income (loss):	(5,831,320)	(3,731,966)	3,159,084	(13,245,416)	(105,125,721)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net income (loss) attributable to common stockholders	$(5,831,320)	$(3,731,966)	$3,159,084	$(13,245,416)	$(133,677,304)

Basic net income (loss) per common share	$(0.20)	$(0.13)	$0.11	$(0.47)

Shares used in computing basic net income (loss) per common share	28,799,277	28,407,093	28,713,806	28,276,105

Diluted net income (loss) per common share	$—	$—	$0.11	$—

Shares used in computing diluted net income (loss) per common share	—	—	29,666,989	—

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from Inception (September 26, 1996) Through September 30, 2004
	2004	2003
Operating activities:
Net income (loss)	$3,159,084	$(13,245,416)	$(105,125,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	93,701	102,602	619,030
Loss on disposal of equipment	—	—	27,495
Deferred compensation	247,544	488,443	11,122,825
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	536,770	473,632	(161,439)
Accounts payable and accrued expenses	1,086,127	1,155,438	3,185,705
Deferred revenue	(5,670,499)	25,612,980	18,112,479

Net cash provided by (used in) operating activities	(547,273)	14,587,679	(71,769,626)
Investment activities:
Purchase of equipment	(110,101)	(32,224)	(997,021)

Net cash used in investing activities	(110,101)	(32,224)	(997,021)

Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	1,340,786	750,569	81,436,884
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	1,340,786	750,569	133,930,749

Net increase (decrease) in cash and cash equivalents	683,412	15,306,024	61,164,102
Cash and cash equivalents at beginning of period	60,480,690	50,056,251	—

Cash and cash equivalents at end of period	$61,164,102	$65,362,275	$61,164,102

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

We are a pharmaceutical company seeking to develop therapeutic advancements in as cost effective a manner as possible. Our product development efforts are focused on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception in 1996, our business activities have been associated primarily with the development of pharmaceutical product candidates for the treatment of migraine. We are also exploring the development of product candidates in other pain-related therapeutic areas. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We believe that we will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

Revenue Recognition—Our license and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition,” and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Non-refundable up-front payments received under our existing agreements are deferred by the Company upon receipt and recognized over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Royalty revenue will be recognized when earned with respect to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. For those arrangements where royalties are not reasonably estimable, the Company will recognize revenue upon receipt of a statement from the licensee that a royalty is payable.

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

In connection with the grant of stock awards to employees, consisting of stock options to employees and a restricted stock unit award made in May 2004 to our Chief Executive Officer, the Company recorded $95,000 and $189,000, respectively, of restricted stock compensation expense for the three- and nine-month periods ended September 30, 2004 and amortized deferred compensation of

$143,000 and $422,000, respectively, in the three- and nine-month periods ended September 30, 2003. The deferred compensation recognized in prior periods related to the grant of stock options and was recorded as a component of stockholders’ equity. This deferred compensation was amortized as charges to operations over the vesting periods of the options using the straight-line method. The vesting periods of the options and the restricted stock unit award are generally three or four years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$(5,831,320)	$(3,731,966)	$3,159,084	$(13,245,416)
Add: Stock-based employee compensation expense reflected in reported net income (loss), net of related tax effects	94,698	142,693	189,396	422,052
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,119,966)	(632,644)	(3,090,456)	(1,729,896)

Pro forma net income (loss) attributable to common stockholders	$(6,856,588)	$(5,170,385)	$258,024	$(10,821,294)

Earnings per share
Basic net income (loss) per common share as reported	$(0.20)	$(0.13)	$0.11	$(0.47)
Basic net income (loss) per common share pro forma	$(0.24)	$(0.18)	$0.01	$(0.38)
Diluted net income (loss) per common share as reported	$—	$—	$0.11	$—
Diluted net income (loss) per common share pro forma	$—	$—	$0.01	$—

Net Loss Per Share—Basic and diluted net income (loss) per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income (loss) per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2004. During the three months ended September 30, 2004 and the three months and nine months ended September 30, 2003, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended September 30, 2004 and the three months and nine months ended September 30, 2003. The following table illustrates the calculation of dilutive shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average shares used in computing basic net income (loss) per share	28,799,277	28,407,093	28,713,806	28,276,105
Effect of dilutive securities	—	—	953,183	—

Weighted-average shares used in computing diluted net income (loss) per share	28,799,277	28,407,093	29,666,989	28,276,105

Contingencies –Five purported class action lawsuits have been filed by holders of the Company’s securities against us and certain of our current and former officers, in the United States District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions, along with any other similar federal actions that may be filed, will be consolidated for pre-trial purposes. The complaints allege, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the individual defendants, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On September 13, 2004, two derivative actions were also filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning our product candidates, MT 100 and MT 300 that are referenced in the various purported class action lawsuits.

The Company and the other defendants believe that the allegations in these actions are without merit and intend to defend these cases vigorously. While the Company cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on the Company’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on February 18, 2004 and amended on April 30, 2004.

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

We currently are developing three product candidates in the migraine area. MT 100, a combination of metoclopramide hydrochloride and naproxen sodium, is being developed to provide effective migraine relief with less risk of cardiovascular side effects compared to the triptans. Triptans are the family of drugs most commonly prescribed for the treatment of migraine attacks. Our MT 400 technology is the combination of a triptan (5-HT1B/1D agonist) and a long-acting, non-steroidal anti-inflammatory drug (NSAID). MT 400 compounds are being developed to provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. MT 300, a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe, is being developed to provide long-lasting pain relief for patients needing a convenient injectable therapy for severe migraine attacks.

We are also exploring the development of product candidates in other non-migraine, pain-related therapeutic areas. In July 2003, we signed an exclusive option agreement with Nycomed, under which we may acquire a license to certain rights related to lornoxicam, an NSAID. We have begun exploratory development work and clinical studies to investigate the development of multiple novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. In addition, we are also investigating other potential product candidates to improve the safety and/or effectiveness profiles of currently available treatments for pain conditions. For example, we have begun exploratory formulation development and clinical studies for a combination of a proton pump inhibitor (“PPI”) and an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of September 30, 2004, our accumulated deficit was $106.1 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our MT 400 technology, and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct product costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the nine-month period ended September 30, 2004, our research and development expenses represented approximately 66% of our total operating expenses.

We expect that we may continue to incur operating losses over the next several years as we seek to obtain regulatory approval of MT 100 and MT 300, complete the development and application for regulatory approval of Trexima, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	our progress in reversing the FDA’s not-approvable decisions with respect to MT 100 and MT 300;

•	the progress of Trexima and other product candidates in the clinical and regulatory process;

•	the establishment of collaborations for the development and commercialization of any of our product candidates;

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	our costs related to the lawsuits that have been filed against us or our current or former directors and officers relating to the approvability of MT 100 and MT 300.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and market our future products.

Status of Our Product Candidates

There follows a brief discussion of the status of the development of each of MT 100, MT 300 and Trexima, as well the costs relating to our development activities. The research and development expenses that are not direct product costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total salary and benefit costs for our personnel involved in our research and development activities for the last nine months and for the fiscal years ended December 2001, 2002, and 2003 were $2.3 million, $2.2 million, $2.3 million, and $2.1 million, respectively. Other research and development department costs for the last nine months and for the fiscal years ended December 2001, 2002, and 2003 were $0.7 million, $0.4 million, $0.5 million and $0.6 million, respectively.

MT 100. In July 2003, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MT 100. On January 27, 2004, we submitted to the FDA the results of a two-year rat carcinogenicity study, thereby completing our NDA submission. As previously described in our press release dated June 1, 2004, on May 28, 2004 we received a not-approvable letter from the FDA with respect to our NDA for MT 100. In its letter, the FDA noted that we had demonstrated unambiguous statistically significant superiority compared to an appropriate control on a valid measure of pain as well as on the three associated symptoms of nausea, photophobia and phonophobia in one study. However, the FDA letter noted that MT 100 did not clearly meet these criteria in a second study. We also stated in our press release that the FDA letter cited the apparent lack of superiority of MT 100 over naproxen for sustained pain relief, which was the primary endpoint for the two component studies. We noted in our press release that this issue appears to arise primarily from an apparent difference in understanding between us and the FDA as to the appropriate statistical analysis of this endpoint. Additionally, the FDA letter mentioned that, based on animal studies, there may be a potential risk of carcinogenicity, presumably due to metoclopramide, one of the components of MT 100. Finally, we noted in the press release that, for the first time, the FDA letter raised an approvability issue concerning the risk of tardive dyskinesia (“TD”) presented by the use of metoclopramide.

Since our issuance of the press release, we have had further communications with the staff of the FDA. In July 2004, the FDA sent to us minutes of a teleconference we had with the FDA in which we discussed the FDA letter. Among other things, these minutes state the view of the FDA expressed in that teleconference with us that, “[a]ssuming [POZEN] is able to meet the requirements of the Combination Rule and demonstrate efficacy we could describe the TD potential and carcinogenicity findings in labeling.” (The [FDA] Combination [Drug] Rule requires that we demonstrate a contribution of each component of MT 100 to the claimed effects of the product.) This statement in the FDA minutes is consistent with the views that we had held prior to our receipt of the not-approvable letter with respect to how the FDA would address those safety issues.

We are continuing communications with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. However, it is possible that we may be required to conduct another clinical study to provide additional evidence that MT 100 meets the requirements of the Combination Rule and the efficacy standards applicable to MT 100. We cannot estimate the cost or duration of any such study or decide whether to conduct such a study until the design of such a study has been determined with the FDA. Our Phase 3 clinical trials of MT 100 took between three months and eighteen months and involved a direct cost per patient of between $2,200 and $3,200. The duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain approval of MT 100 will ultimately be successful.

In October 2002, we submitted a Marketing Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”). In September 2003, we received a letter of comments relating to our MAA from an advisory group to the MHRA, the Committee on Safety of Medicines (the “MHRA Advisory Group”). We had been advised by the MHRA that the MHRA Advisory Group would be consulted on the MAA, consistent with the MHRA’s usual practice. Although the MHRA is not bound by the MHRA Advisory Group’s comments, it typically agrees with the MHRA Advisory Group’s opinions. It is our understanding that letters of comments are often issued in response to MAAs involving new combination products. The most significant comment in the MHRA Advisory Group’s letter of comments was that we provide additional data that supports the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data to the MHRA Advisory Group in March 2004.

We have scheduled a Type A meeting with the FDA to discuss the not-approvable letter for MT 100. A Type A meeting is defined by the FDA as a meeting immediately necessary for an otherwise stalled drug development program to proceed. We have also scheduled a meeting with the MHRA Advisory Group to discuss the MT 100 MAA and the Advisory Group’s comments. We expect both meetings to occur in the fourth quarter of 2004.

We are not currently conducting any clinical trials for MT 100. However, we are continuing to incur pharmaceutical development costs for product stability testing and costs relating to our continuing efforts to seek approval of MT 100 from the FDA and in the U.K. and may incur costs for the commercialization of this product if our applications are approved by the FDA and in the UK. Until the not-approvable letter is definitively resolved with the FDA and the MHRA responds to our submission of additional data with respect to our MAA for MT 100, we cannot reasonably estimate the amount and timing of additional costs that we may need to incur to satisfy comments on our applications for approval or when, if and to what extent we will receive cash inflows from MT 100. The additional costs that we may incur include expenses related to clinical trials, formulation, manufacturing and labeling of our product and regulatory consulting expenses required to address the FDA’s and MHRA’s responses to our applications.

We have incurred direct product costs associated with the development of MT 100 during the nine months ended September 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and from inception to date of $0.7 million, $7.5 million, $4.0 million, $3.2 million and $38.7 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In December 2002, we submitted to the FDA an NDA for approval of MT 300. On October 17, 2003, we received a not-approvable letter from the FDA with respect to our NDA for MT 300, based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. No clinical safety issues were identified in the letter, nor were any non-clinical issues cited as impacting the FDA’s decision to issue the not-approvable letter. In March 2004, we submitted a response to the FDA’s not-approvable letter in an effort to resolve the issues raised in the letter. In April 2004, the FDA advised us that it considered our response incomplete because it did not include sufficient information responsive to a question regarding the testing procedures in the manufacturing process for MT 300. We are preparing to submit the additional information to the FDA. Additionally, we have scheduled a Type A meeting with the FDA to discuss the not-approvable letter for MT 300. We expect the meeting to occur in the fourth quarter of 2004.

We are not currently conducting any clinical trials for MT 300. However, we are continuing to incur pharmaceutical development costs for product stability testing and costs relating to our continuing efforts to seek approval of MT 300 and may conduct additional Phase 3b marketing studies if our application is approved by the FDA. Until we complete our response to the FDA’s not-approvable letter for MT 300 and the FDA responds to our response, we cannot reasonably estimate the amount and timing of additional costs that we may need to incur to satisfy comments on our application for approval or when, if and to what extent we will receive cash inflows from MT 300. The additional costs that we may incur include expenses relating to clinical trials, formulation, manufacturing and labeling of our product and regulatory consulting expenses required to address the FDA’s response to our application.

We have incurred direct product costs associated with the development of MT 300 during the nine months ended September 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and from inception to date of $0.3 million, $3.0 million, $5.2 million, $0.8 million and $14.5 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Trexima. In May 2004, we commenced the Phase 3 clinical program for Trexima. We are conducting two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine as well as to satisfy the requirements of the FDA’s Combination Drug Rule. In addition, we are conducting a long-term, open label safety study. We expect to file an NDA for Trexima in the second half of 2005. In addition, GSK is funding and currently conducting two Phase 3b/4 studies.

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

We have incurred direct product costs associated with the development of Trexima during the nine months ended September 30, 2004, the fiscal years ended December 31, 2001, 2002 and 2003 and from inception to date of $4.9 million, $1.9 million, $4.7 million, $0.9 million and $13.0 million, respectively. Our direct product costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaboration and License Agreements

The principal terms of our collaboration agreements are discussed below.

In June 2003, we signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $500,000. We are eligible to receive milestone payments in an aggregate amount of between $500,000 and $1.0 million upon the occurrence and timing of certain regulatory approvals, including the approval of the MAA in the UK and in the other countries where Nycomed has rights. In addition, Nycomed is obligated to pay us a specified royalty on all sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the latter of the expiration of the last to expire issued applicable patent in the particular country or 15 years. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The license agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if we default under the agreement or the MAA is not approved by a specified date or is withdrawn. Nycomed can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country. If the MAA for MT 100 is not approved by a specified date or we withdraw a regulatory application in any of the countries identified in the agreement, we will be required to pay a withdrawal fee in an amount that ranges from $112,500 to $400,000. Assuming satisfactory resolution of the issues raised in the September 2003 MAA comment letter discussed above, we intend to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

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

At the same time as we entered into the license agreement with Nycomed, we entered into a supply agreement with Nycomed under which Nycomed is obligated to purchase from us, and we are obligated to sell to Nycomed, the MT 100 that Nycomed sells in the countries specified in the agreement, and Nycomed is required to reimburse us for certain costs related to the manufacturing of MT 100. The agreement will expire upon an anniversary date of the first commercial sale of MT 100 following final approval by the FDA of the NDA for MT 100. Either party may terminate the agreement in the event of a material breach or default by the other party of the material terms and conditions of the agreement. Among the material breaches that would entitle Nycomed to terminate the agreement would be our failure to deliver products to Nycomed at a time when Nycomed has established an alternative source of the product.

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400.

Under the terms of the agreement, GSK has exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the combination product, while GSK is to provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. Additionally, GSK is obligated to make payments to us in an amount up to $40.0 million upon the achievement of specified development and regulatory milestones relating to an NDA and commercialization progress for the first product. Up to an additional $10 million is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all sales of marketed products, and in addition, sales performance milestones of up to $80.0 million if certain sales thresholds are achieved, until at least the expiration of the last to expire issued applicable patent, August 14, 2017 based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle POZEN to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

In September 2003, we signed an agreement with Xcel for the further development and commercialization of MT 300. Under the terms of the agreement, Xcel will have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Xcel paid us an upfront fee of $2.0 million. Under certain circumstances, if we elect not to seek approval of the NDA for MT 300, we would be required to pay to Xcel a termination fee of $1.0 million. Potential milestone payments of up to $8.0 million will be due upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300. Xcel is also obligated to pay us royalties on all combined sales of MT 300 and Xcel’s D.H.E. 45® (dihydroergotamine mesylate) Injection, once MT 300 is commercialized, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Xcel pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Xcel must indemnify us for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while we must indemnify Xcel for any damages arising from such development, manufacture or use prior to the effective date. We must also indemnify Xcel for any use by us or any sublicensee of certain technology owned by Xcel. Based upon the delayed commercialization of MT 300 due to the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Xcel have mutually agreed, in writing, to extend the time for certain activities under our agreement with Xcel that are dependent on the FDA’s actions with respect to MT 300. Pending the outcome of discussions with the FDA, the parties may need to revisit certain time specific provisions in the agreement in the first quarter of 2005.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended September 30, 2004 was $(5,831,000) or $(0.20) per share, as compared to a net loss of $(3,732,000), or $(0.13) per share, for the quarter ended September 30, 2003.

Revenue: We recognized $1,891,000 of licensing revenue for the quarter ended September 30, 2004 as compared to $1,887,000 for the quarter ended September 30, 2003. Revenue resulted from amortization of upfront payments we received in 2003 pursuant to development and commercialization agreements relating to MT 100, MT 300 and MT 400 that we executed in the second and third quarters of 2003 and from a $15 million milestone payment we received from GSK for commencement of Phase 3 clinical trial activities for Trexima in May 2004. Our license agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $18.1 million remains in deferred revenue at September 30, 2004. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by 82% to $5,859,000 for the third quarter of 2004, as compared to $3,219,000 for the same period of 2003. The $2,640,000 increase was due primarily to an increase in direct product costs for Trexima and our current exploratory programs, including the lornoxicam and PPI/NSAID programs, and other departmental expenses, offset by a decrease in direct product costs associated with MT 100 and MT 300. Direct product costs associated with the development of Trexima increased by $2,779,000 to $3,135,000, primarily due to Phase 3 clinical trial activities during the third quarter of 2004, as compared to the same period of 2003. Direct product costs associated with our current exploratory programs increased by $887,000 to $1,351,000, primarily due to Phase 2 clinical trial and pharmaceutical development activities for such exploratory programs during the third quarter of 2004, as compared to the same period of 2003. MT 100 direct product costs decreased by $912,000 to $110,000, primarily due to FDA filing fees incurred for submission of the MT 100 NDA in July 2003, as compared to the same period of 2004. Additional research and development expenses, including costs associated with MT 300 and departmental expenses, decreased by $114,000, to $1,263,000. The decrease was primarily due to MT 300 product supply expenses incurred during the third quarter of 2003 as compared to the same period of 2004. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by 18% to $2,066,000 for the third quarter of 2004, as compared to $2,528,000 for the same period of 2003. The $462,000 decrease was due primarily to a decrease in the costs associated with our business development activities and personnel related expenses offset by an increase in costs related to our public company activities. Business development expenses decreased by $298,000 to $315,000 primarily due to more pre-commercialization activities for MT 100 and MT 300 in 2003, as compared to the same period of 2004. Administrative expenses decreased by $528,000 to $996,000 in 2004, as compared to the 2003 period, primarily due to a reduction in personnel related expenses for incentive compensation paid to our chief executive officer. Costs associated with our public company activities increased by $364,000 to $755,000 primarily due to legal fees associated with the class action litigation pending against us and other professional consulting fees incurred in preparing for Sarbanes Oxley regulatory compliance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income increased to $202,000 for the quarter ended September 30, 2004, from $128,000 for the quarter ended September 30, 2003. This increase was due to an increase in interest rates and our average cash balance available for investing during the period, as compared to the same period of 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net income (loss) per share: Net income attributable to common stockholders for the nine-month period ended September 30, 2004 was $3,159,000 or $0.11 per share, as compared to a net loss of $(13,245,000), or $(0.47) per share, for the nine-month period ended September 30, 2003.

Revenue: We recognized $20,670,000 of licensing revenue for the nine-month period ended September 30, 2004 as compared to $1,887,000 during the same period of 2003. Revenue resulted from amortization of upfront payments we received in 2003 pursuant to development and commercialization agreements relating to MT 100, MT 300 and MT 400 and from a $15.0 million milestone payment we received from GSK for commencement of Phase 3 clinical trial activities for Trexima in May 2004. Our license agreements have terms that include up-front payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. All milestone payments are recognized as revenue upon satisfaction of the contractual event.

Research and development: Research and development expenses increased by 45% to $11,903,000 for the nine-month period ended September 30, 2004, as compared to $8,215,000 for the same period of 2003. The $3,688,000 increase was due primarily to an increase in direct product costs for Trexima, our current exploratory programs, primarily lornoxicam, and other departmental expenses, offset by a decrease in direct product costs associated with MT 100. Direct product costs associated with the development of Trexima increased by $4,251,000 to $4,887,000, primarily due to the commencement of Phase 3 clinical trials in May 2004, as compared to the same period of 2003. Direct product costs associated with our current exploratory programs increased by $1,270,000 to $3,089,000, primarily due to Phase 2 clinical trial activities and pharmaceutical development activities for such exploratory programs during the first nine months of 2004, as compared to the same period of 2003. Costs associated with MT 100 decreased by $2,265,000 to $660,000, primarily due to the completion of clinical, toxicology and regulatory activities required for submission of the MT 100 NDA in July of 2003 as compared to the same period of 2004. Additional research and development expenses, including costs associated with MT 300 and departmental expenses, increased by $432,000 to $3,267,000. The increase was primarily due to an increase in personnel and related expenses for our research and development activities. We have included in our research and development expenses the personnel costs associated with our research activities and costs associated with pharmaceutical development, clinical trial and toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by 17% to $6,071,000 for the nine-month period ended September 30, 2004, as compared to $7,312,000 for the same period of 2003. The $1,241,000 decrease was due primarily to a decrease in the costs associated with our business development activities and personnel-related expenses offset by an increase in costs related to our public company activities as compared to the same period of 2003. Business development expenses decreased by $1,130,000 to $1,217,000 primarily due to pre-commercialization activities for MT 100 and MT 300 during the nine-month period in 2003, as compared to the same period of 2004. Administrative expenses decreased by $853,000 to $2,763,000 in 2004 as compared to the 2003 period, primarily due to a reduction in personnel related expenses for incentive compensation paid to our chief executive officer. Costs associated with our public company activities increased by $742,000 to $2,091,000 primarily due to an increase in legal fees related to SEC compliance and the class action litigation pending against us, accounting, and other consulting fees incurred in preparing for compliance with the Sarbanes-Oxley Act, and an increase in directors and officers insurance cost, as compared to the same period of 2003. General and administrative expenses consisted primarily of the cost of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income increased to $463,000 for the nine-month period ending September 30, 2004, from $395,000 for the same period of 2003. This increase was primarily due to an increase in our average cash balance available for investing during the period, as compared to the same period of 2003.

Income Taxes

As of December 31, 2003, we had net operating loss carry-forwards of approximately $68,483,000 for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2011 and 2022. We also have research and development tax credit carry-forwards of approximately $5,483,000 for federal income tax reporting purposes that expire between 2011 and 2022. We currently estimate a cumulative net operating loss carry-forward of approximately $10,400,000 for the twelve months ending December 31, 2004 and estimate an effective tax rate of 0% for the nine months ended September 30, 2004. Our effective tax rate was 0% for the nine months ended September 30, 2003. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, and, since 2003, from upfront and milestone payments from our collaborators, resulting in cash of $133.9 million and $42.5 million, respectively. Through September 30, 2004 and during 2003, we generated positive cash flows from operations of $0.7 and $9.7 million, respectively. As of September 30, 2004, cash and cash equivalents totaled $61.2 million, an increase of $0.7 million as compared to December 31, 2003.

Operating cash received during the nine-month period ended September 30, 2004 totaled $15.0 million, resulting from a payment received under our collaboration agreement with GSK for our MT 400 technology. The milestone payment was received in May 2004 for commencement of Phase 3 clinical trial activities relating to Trexima. We expect additional milestone payments from GSK over the next several years in an aggregate amount of up to $40.0 million upon the satisfaction of specified regulatory and commercialization events for Trexima. Cash received from financing activities during the period totaled $1.3 million, reflecting the net proceeds from the exercise of stock options.

Cash paid for operating activities totaled $16.0 million for the nine-month period ended September 30, 2004. Cash paid for operating activities in the fiscal years ended December 31, 2003, 2002, and 2001 was $17.8 million, $23.7 million, and $18.4 million, respectively. Cash required for our operating activities during 2004 is projected to increase from our historical requirements due to the commencement of Phase 3 clinical trial activities for Trexima and an increase in expenses related to other exploratory development.

Barring unforeseen developments and provided that our operating expenses for 2005 and 2006 approximate the same level as we expect them to be for 2004, we believe that our existing liquidity and capital resources, including the proceeds from our initial public offering and payments received under our collaboration agreements, should be sufficient to complete planned product development activities reflected in the description of our business and to satisfy our other currently anticipated cash needs for operating expenses for the next two years. We do not currently have any milestone or other required material payment obligations during that period. However, our efforts to reverse the FDA’s not-approvable letters on MT 100 and MT 300 and other regulatory delays in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs and may require that we seek additional funds from sources that may or may not be available on terms favorable to us.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our ability to negotiate favorable terms with various contractors assisting in these trials and studies;

•	our success in obtaining regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights; and

•	costs incurred in the defense of class action and shareholder derivative lawsuits that have been filed against us or our current or former directors and officers relating to MT 100 and MT 300.

Factors That May Affect Our Results

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Business

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we may never receive revenues from the sale of our product candidates.

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

We have incurred losses in each year since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $106.1 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with Nycomed for MT 100, GSK for Trexima and Xcel for MT 300. Given our receipt from the FDA of not-approvable letters with respect to MT 100 and MT 300, we may never receive milestone payments from Nycomed or Xcel. In addition, we will have to pay to Nycomed a withdrawal fee of between $112,500 and $400,000 if the MAA for MT 100 is not approved by a specified date or we withdraw a required regulatory application for MT 100 in a country specified in the agreement with Nycomed, and we will have to repay Xcel $1 million if we determine to terminate development of MT 300. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

If we, or our collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates and may also be required to pay termination payments under certain of our collaboration agreements.

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. If we market our products abroad, we are also subject to extensive regulation by foreign governments. None of our product candidates have been approved for sale in the United States or any foreign market and they may never be approved.

In the United States, a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek outside the United States. For example, as described in the three risk factors that follow, we are currently seeking to resolve issues raised by the FDA related to our MT 100 and MT 300 NDAs and by the MHRA related to our MAA for MT 100 in the UK. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them.

Further, our collaborators may require us to make certain payments to them. For example, if we are unable to satisfactorily resolve the issues in the not-approvable letter we have received from the FDA regarding MT 300, we may elect to discontinue seeking approval of the NDA for MT 300. In that case, the terms of our agreement with Xcel would be require us to pay to Xcel a termination fee of $1.0 million. Similarly, under our agreement with Nycomed, we will be required to pay a withdrawal fee if the MAA for MT 100 is not approved by the MHRA by a specified date or we withdraw a regulatory application in any of the countries identified in the agreement in an amount that ranges from $112,500 to $400,000. In addition, we would forfeit the ability to receive potential aggregate milestone payments of up to $8.0 million under the Xcel agreement and of between $500,000 and $1.0 million under the Nycomed agreement, as well as royalties under either agreement.

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may impair our ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of our product candidates.

If we are unable to convince the FDA to reverse its conclusion in its not-approvable letter for MT 100, we would not receive any revenue from sales of MT 100.

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

We have had and intend to continue to have communications with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. However, we may not be successful in those efforts. Further, it is possible that we may be required to conduct another clinical study to provide additional evidence that MT 100 meets the requirements of the Combination Rule and the efficacy standards applicable to MT 100. We cannot estimate the cost or duration of any such study or decide whether to conduct such a study until the design of such a study has been determined with the FDA. Our Phase 3 clinical trials of MT 100 took between three months and eighteen months and involved a direct cost per patient of between $2,200 and $3,200. However, the duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain approval of MT 100 will ultimately be successful.

Without approval of our NDA for MT 100 by the FDA, we would not be able to market MT 100 in the United States. Even if the FDA were to approve the NDA for MT 100, the delay in obtaining such approval may adversely affect our ability to market and sell MT 100 in the United States. Further, as a condition of any approval, the FDA could request or require additional studies or analyses of existing data which would require us to incur additional costs and expenses, which could be significant and would further delay the commercialization of MT 100.

Our failure to address satisfactorily the comments we received on our MAA for MT 100 in the UK would adversely impact our ability to market MT 100 in the UK or to use the mutual recognition procedure in the European Union. Even if we obtain required approvals, the need to appropriately price and obtain reimbursement for MT 100 may adversely affect sales or cause delays.

In October 2002, we submitted our MAA for MT 100 to the MHRA in the UK. In September 2003, we received a letter of comments relating to the MAA from an Advisory Committee to the MHRA. Although the MHRA is not bound by the MHRA Advisory Group’s comments, it typically agrees with the MHRA Advisory Group’s opinions. The most significant comment in the MHRA Advisory Group’s letter of comments was that we provide additional data to support the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data to the MHRA Advisory Group in March 2004 to address the MHRA Advisory Group’s questions. We can give no assurance that the MHRA Advisory Group will accept the supplemental information as supportive of the safety and efficacy of MT 100 and recommend approval of the MAA to the MHRA. Without approval of our MAA in the UK by the MHRA, we would not be able to market MT 100 in the UK. Further, we would need to obtain approval of MT 100 in another country in the European Union in order to utilize the mutual recognition procedures in other European Union countries, which would result in increased expenses and time delays.

Even if we are able to obtain approvals in the European Union to market MT 100, potential licensees, including Nycomed and any other party with whom we may enter into an agreement to commercialize MT 100, will not be able to sell MT 100 successfully in some of those European Union countries unless they price MT 100 competitively and obtain necessary regulatory approvals for reimbursement to the patient. In some countries, licensees would need to enter into discussions regarding pricing and reimbursement of MT 100 with the appropriate governmental authorities pursuant to each of such country’s individual requirements. Those discussions could further delay successful commercialization of MT 100 because of the time-consuming review processes in some of those countries.

If we are unable to convince the FDA to reverse its conclusion in its not-approvable letter for MT 300, we would not receive any revenue from sales of MT 300.

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

Under our current strategy, and for the foreseeable future, we expect to depend upon collaborations with third parties to develop our product candidates and we expect to depend substantially upon third parties to commercialize our products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and any future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators. In addition, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into license or other collaborative agreements with others, including pharmaceutical companies and research institutions. Collaborative agreements for the acquisition of new compounds or product candidates may require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

Contractors or collaborators may have the right to terminate their arrangements with us on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and collaborations with Nycomed in the Nordic countries and Xcel in the United States for the development and commercialization of MT 100 and MT 300, respectively. In all of these collaboration and license agreements, our licensees have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason; Nycomed is entitled to terminate its agreement if the MAA for MT 100 is not approved by a specified date or is withdrawn and can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country; and Xcel is entitled to terminate its agreement if we choose to withdraw the NDA for MT 300. Our receipt of two not-approvable letters may suggest to our collaborators that they should terminate their agreements with us. If these licensees exercise their termination rights, or if these license agreements terminate because of delays in obtaining regulatory approvals, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and commercialize these and our other product candidates. Moreover, any future collaborations or license arrangements may not be on terms favorable to us.

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determines, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the next phase of trials. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization would delay or eliminate our potential product revenues. Other risks associated with contractual and collaborative arrangements with others include the following:

•	we may not have day-to-day control over the activities of our contractors or collaborators;

•	third parties may not fulfill their regulatory or other obligations;

•	we may not realize the contemplated or expected benefits from collaborative or other arrangements;

•	business combinations and changes in the contractors or their business strategy may adversely affect their willingness or ability to complete their obligations to us; and

•	disagreements may arise regarding a breach of the arrangement, ownership of proprietary rights, clinical results or regulatory approvals;

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. Our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several early-stage compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Trexima or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs on May 28, 2004 and October 17, 2003, respectively. Further, although we believed the results of our recently completed MT 100 two-year rat carcinogenicity study provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in the occurrences and types of tumors seen with metoclopramide alone, the FDA expressed concern about the potential risk of carcinogenicity, presumably due to metoclopramide, in its MT 100 not-approvable letter. The FDA may also require data in certain subpopulations, such as pediatric use, or, if such studies were not previously completed, may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver of such a requirement.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we are currently experiencing as a result of the not-approvable letters we have received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive revenues from sales of products.

If there is an adverse outcome in the securities class action or shareholder derivative lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

We and certain of our current and former directors and officers are named as defendants in five purported securities class action lawsuits filed in the United States District Court for the Middle District of North Carolina. The lawsuits are brought on behalf of a purported class of purchasers of our securities, and seek unspecified damages. As is typical in this type of litigation, these securities class action lawsuits contain substantially similar allegations, and additional lawsuits containing substantially similar allegations may be filed in the future. These actions have been consolidated for pre-trial purposes and any other similar federal actions that may be filed will also be consolidated with these actions for pre-trial purposes. The lawsuits allege claims based on purportedly misleading statements concerning our product candidates MT 100 and MT 300. Two derivative actions have also been filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning our product candidates MT 100 and MT 300 that are referenced in the various purported class action lawsuits.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We may need to submit our issued patents for amendment or reissue if we determine that any claims within our patents should not have been issued. While such a submission may be based on our view that only specified claims should not have been granted to us, there can be no assurance that a patent examiner will not determine that additional claims should not have been granted to us. Such a risk exists with one of our patents covering MT 100, which we submitted for reissue after determining that certain specified claims that are not central to our protection of MT 100 should not have been issued. A third party has recently filed a protest regarding the reissuance of that MT 100 patent. We do not know the weight the examiner will give to the protest. However, we believe the protest to be without merit.

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

We may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

•	the progress of our research and development programs;

•	the progress of preclinical studies, clinical and other testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;

•	the effect of changes and developments in, or termination of, our collaborative, license and other relationships;

•	the terms and timing of any additional collaborative, license and other arrangements that we may establish; and

•	our ability to arrange for the commercialization of our product candidates.

In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves which may increase our capital requirements.

For fiscal years 2001 through 2003, our average annual operating expenses (including average non-cash deferred compensation of $2.2 million) were $23.3 million; our average annual operating expenses excluding the non-cash deferred compensation were $21.1 million. We are currently expecting operating expenses for the 2004 fiscal year (including restricted stock compensation expense of $400,000) to be between $26.0 million and $28.0 million. Expenses might increase in 2004 and 2005 if the FDA or the MHRA requires us to conduct additional clinical trials or studies in connection with their reconsideration of our regulatory filings for MT 100 and MT 300. As of September 30, 2004, we had $61.2 million in cash and cash equivalents. If we need to conduct additional studies or trials in order to seek to reverse the FDA’s decisions relating to MT 100 and MT 300 and if our operating expenses in 2004 and 2005 are much higher than our currently expected operating expenses in 2004, and if we do not receive any additional milestone payments under any of our collaboration agreements, we may not have sufficient cash reserves to maintain our level of business activities throughout 2006.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, as amended and restated on July 25, 2001, for a three-year term with automatic one-year renewal terms. We also entered into employment agreements with certain of our other key management personnel, each of which provides for a two-year term with automatic one-year renewal terms. If we lose the services of Dr. Plachetka, or are unable to replace the services of our key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, Kristina M. Adomonis, Senior Vice President, Business Development, or Dr. W. James Alexander, Senior Vice President, Product Development, or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors. From October 16, 2000, when our common stock began trading on the NASDAQ National Market, through October 25, 2004, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our proceeds from our initial public offering and private placements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, as filed on July 30, 2004 and in our Current Report on Form 8-K filed on September 17, 2004, between June 4 and July 28, 2004, four purported class action lawsuits claiming violations of securities laws were filed by holders of our securities in the U.S. District Court for the Middle District of North Carolina against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has been consolidated with those actions and any other similar federal actions that may be filed will also be consolidated with these actions for pre-trial purposes. The complaints allege, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against the individual defendants. The complaints allege that we made false and misleading statements concerning our product candidates, MT 100 and MT 300, during the class period. The complaints request certification of a plaintiff class consisting of purchasers of our stock between July 3, 2003 and May 28, 2004, and in one complaint, between October 10, 2000 and May 28, 2004, and seek, among other relief, unspecified damages, plus costs and expenses, including attorneys’ and experts’ fees. As reported in our Current Report on Form 8-K filed on September 17, 2004, on September 13, 2004, two derivative actions were filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning our product candidates, MT 100 and MT 300 that are referenced in the various purported class action lawsuits. We and the other defendants believe that the allegations in these and the class action complaints are without merit and intend to defend these cases vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Executive Employment Agreement dated August 3, 2004 between the Registrant and William L. Hodges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

October 27, 2004	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

October 27, 2004	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

October 27, 2004	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Employment Agreement dated August 3, 2004 between the Registrant and William L. Hodges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.