Form 10-Q/A
period 2003-06-30
POZEN INC /NC
filed 2004-11-08
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

This Amendment No.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 is being filed solely to amend Item 6 (a) to re-file exhibits 10.1, 10.2 and 10.3. The re-filed exhibits disclose portions that had previously been redacted pursuant to POZEN’S request for confidential treatment. This Amendment No.1 does not make any other changes to the Form 10-Q for the quarter ended June 30, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*10.1	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd.

*10.2	Letter Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd.

*10.3	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K

None.

*	Confidential treatment has been granted for the redacted portions of these agreements. Complete copies of these agreements, including the redacted portions, have been and filed separately with the Securities and Exchange Commission.
†	Previoulsy Filed.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

November 5, 2004	By: /s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 5, 2004	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer
(Principal Financial Officer)

November 5, 2004	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Vice President, Finance and Administration
(Principal Accounting Officer)

2

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd.

*10.2	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd.

*10.3	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Confidential treatment has been granted for the redacted portions of these agreements. Complete copies of these agreements, including the redacted portions, have been and filed separately with the Securities and Exchange Commission.
†	Previously Filed.

3