Form 10-Q/A
period 2003-09-30
POZEN INC /NC
filed 2004-11-08
CIK 1059790

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

Explanatory Note:

This Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 is being filed solely to amend Item 6(a) to re-file exhibit 10.1. The re-filed exhibit discloses portions that had previously been redacted pursuant to POZEN’S request for confidential treatment. This Amendment No. 1 does not make any other changes to the Form 10-Q for the quarter ended September 30, 2003.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

*10.1	Collaboration and License Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceuticals Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

†	Previously filed.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN INC. (Registrant)

November 5, 2004	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka President and Chief Executive Officer

November 5, 2004	/s/ WILLIAM L. HODGES
William L. Hodges Chief Financial Officer (Principal Financial Officer)

November 5, 2004	/s/ JOHN E. BARNHARDT
John E. Barnhardt Vice President, Finance and Administration (Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Collaboration and License Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceuticals Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

†	Previously filed.

4