Form 10-Q
period 2005-03-31
POZEN INC /NC
filed 2005-04-29
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of April 20, 2005 was 28,915,511.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three Months Ended March 31, 2005

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,448,405	$51,764,129
Short-term investments	18,650,411	—
Prepaid expenses and other current assets	805,182	1,064,032

Total current assets	43,903,998	52,828,161
Equipment, net of accumulated depreciation	454,748	467,688

Total assets	$44,358,746	$53,295,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,845	$2,330,349
Accrued compensation	832,379	1,182,848
Accrued expenses	2,022,376	1,626,829
Deferred revenue	8,754,580	8,680,092

Total current liabilities	12,422,180	13,820,118
Long-term liabilities:
Deferred revenue	5,638,000	7,764,978

Total liabilities	18,060,180	21,585,096
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,915,511 and 28,852,743 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	28,916	28,853
Additional paid-in capital	146,161,596	146,161,655
Accumulated other comprehensive loss	(11,983)	—
Deficit accumulated during the development stage	(119,879,963)	(114,479,755)

Total stockholders’ equity	26,298,566	31,710,753

Total liabilities and stockholders’ equity	$44,358,746	$53,295,849

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (September 26,1996) Through March 31, 2005
	2005	2004
Revenue:	$2,052,490	$1,889,500	$28,857,398
Operating expenses:
General and administrative	2,396,586	1,998,049	43,284,286
Research and development	5,327,785	2,371,967	112,567,762

Total operating expenses	7,724,371	4,370,016	155,852,048
Other income:
Interest and other income	271,673	126,150	8,049,165

Net loss:	(5,400,208)	(2,354,366)	(118,945,485)

Non-cash preferred stock charge	—	—	27,617,105
Preferred stock dividends	—	—	934,478

Net loss attributable to common stockholders	$(5,400,208)	$(2,354,366)	$(147,497,068)

Basic and diluted net loss per common share	$(0.19)	$(0.08)

Shares used in computing basic and diluted net loss per common share	28,912,721	28,555,654

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from Inception (September 26, 1996) Through March 31, 2005
	2005	2004
Operating activities:
Net loss	$(5,400,208)	$(2,354,366)	$(118,945,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,995	25,643	733,453
Loss on disposal of equipment	—	—	33,567
Bond amortization	(86,511)		(86,511)
Noncash compensation expense	100,098	—	11,375,767
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	258,850	34,058	(805,182)
Accounts payable and accrued expenses	(1,572,524)	(328,441)	3,167,114
Deferred revenue	(2,052,490)	(1,889,500)	14,392,580

Net cash used in operating activities	(8,707,790)	(4,512,606)	(89,684,697)
Investment activities:
Purchase of equipment	(32,055)	(2,051)	(1,221,768)
Purchase of investments	(18,575,883)	—	(18,575,883)

Net cash used in investing activities	(18,607,938)	(2,051)	(19,797,651)
Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	4	608,340	81,436,888
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	4	608,340	133,930,753

Net increase (decrease) in cash and cash equivalents	(27,315,724)	(3,906,317)	24,448,405
Cash and cash equivalents at beginning of period	51,764,129	60,480,690	—

Cash and cash equivalents at end of period	$24,448,405	$56,574,373	$24,448,405

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

We are a pharmaceutical company focused primarily on products for the treatment of migraine, acute and chronic pain and other pain-related indications. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception in 1996, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. Our portfolio currently contains three product candidates in the migraine area, MT 400, MT 100 and MT 300. We are also exploring the development of product candidates in other acute and chronic pain and pain-related therapeutic areas. We have not obtained regulatory approval for any of our product candidates. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We believe that we will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K, filed on March 9, 2005. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“ SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements are deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as current, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent.

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $11,983 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2005.

Comprehensive income consists of the following components for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net loss	$(5,400,208)	$(2,354,366)
Unrealized (loss) on marketable securities	(11,983)	—

Total comprehensive loss	$(5,412,191)	$(2,354,366)

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

In connection with the grant of stock awards to employees, consisting of stock options to employees and a restricted stock unit award made in May 2004 to our Chief Executive Officer, the Company recorded $100,000 of restricted stock compensation expense for the three month period ended March 31, 2005 and no amortized deferred compensation in the three month periods ended March 31, 2004 and 2005. Vesting periods of the options are generally three or four years, and the restricted stock unit award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007.

On January 3, 2005, pursuant to an incentive program approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the U.S. Food and Drug Administration (“FDA”) indicating approval of the New Drug Application (“NDA”) for the product candidate Trexima™ which is being developed pursuant to the Company’s collaboration agreement with GlaxoSmithKline; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. The options, which were granted under the Company’s Equity Compensation Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

As a result, the Company is required to apply variable stock-based compensation accounting for the January 3, 2005 grants until the underlying options are vested or forfeited. The Company is only subject to compensation expense for such options when the Company’s stock price is greater than the exercised price of the options. Regarding the January 3, 2005 stock option grant, for the three months ended March 31, 2005, the Company recorded no variable stock-based compensation expense in its statements of operations because its common stock price on March 31, 2005 was below the options’ grant price of $7.06. Because the determination of variable stock-based compensation expense associated with the January 3, 2005 stock option grant is significantly dependent upon the market price of the common stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company’s financial statements for prospective reporting periods.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,		Year Ended December 31, 2004
	2005	2004
Net loss attributable to common stockholders as reported	$(5,400,208)	$(2,354,366)	$(5,260,472)
Add: Stock-based employee compensation expense reflected in reported net loss, net of related tax effects	100,098	—	400,388
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,375,407)	(780,434)	(4,306,553)

Pro forma net loss attributable to common stockholders	$(6,675,517)	$(3,134,800)	$(9,166,637)

Earnings per share
Net loss per common share as reported-basic and diluted	$(0.19)	$(0.08)	$(0.18)
Net loss per common share pro forma-basic and diluted	$(0.23)	$(0.11)	$(0.32)
Weighted-average shares used in computing basic and diluted net loss per common share	28,912,721	28,555,654	28,748,540

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2004 and 2005. During the three months ended March 31, 2004 and 2005, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2004 and 2005.

Rights Plan/Series A Junior Participating Preferred Stock – In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00, subject to adjustment. The Rights Plan is similar to plans adopted by many other publicly-traded companies.

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FASB123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in FASB123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FASB123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is reviewing Statement 123(R) and the additional guidance regarding assumptions and option-pricing models and currently anticipates adoption of Statement 123(R) on January 1, 2006 using the modified prospective method.

As permitted by FASB123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the decrease in operating cash flows which would have been recognized for such excess tax deductions was $0.9 million and $0.7 million in 2004 and 2003, respectively.

Contingencies – Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated class action complaint on December 20, 2004. The consolidated complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and a current officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the consolidated class action complaint. All briefing on the motion to dismiss has been completed and we are awaiting the Court’s ruling on the motion.

On September 13, 2004, two derivative actions were also filed against certain of the Company’s current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the Company’s product candidates, MT 100 and MT 300, that are referenced in the various purported class action lawsuits. The two cases have been consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints.

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

Additionally, under commercialization collaborations related to MT 100 and MT 300, the Company has received upfront payments, a portion of which the Company would be required to return if certain conditions are met. Under the MT 100 collaboration, if marketing approvals in certain European countries are not granted, the Company could be required to pay a withdrawal fee in amounts that range from $0.1 million to $0.4 million. Under the MT 300 collaboration, if certain conditions are met, the Company could be required to pay a withdrawal fee $1.0 million. As a result of the related contingencies, $1.4 million in aggregate has not been recognized as revenue and will not be recognized as revenue until the conditions in the agreement have been satisfied.

While the Company cannot predict the probability of any future withdrawal fee obligations, it is the current judgment of management that no reserve is currently required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 9, 2005.

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below under “Factors That May Affect Our Results.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

Under our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (“NSAID”), we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. In June 2003, we signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID for the U.S. market. The combinations covered by the agreement are among the combinations of our MT 400 technology. Trexima is the proposed brand name for the combination of GSK’s sumatriptan and naproxen sodium in a single tablet being developed pursuant to our agreement with GSK. We commenced a Phase 3 clinical program for Trexima in the second half of 2004. We met with the FDA in April 2005 to discuss the results of our two Phase 3 pivotal trials and other information required for the submission of the Trexima NDA. Based upon discussions at the pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary for submission. The Trexima NDA submission is currently planned for the third quarter of 2005.

For MT 100 and MT 300, our current focus is primarily on the regulatory process. MT 100 is a combination of metoclopramide hydrochloride and naproxen sodium. MT 300 is a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe. In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which was submitted in December 2002. We are continuing communications with the FDA to assess how best to move forward with MT 300. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100. We are continuing communications with the FDA to seek to persuade the FDA that the NDA for MT 100 should be approved. We are also seeking regulatory approval of MT 100 in the United Kingdom (“UK”).

We currently have two exploratory programs in pain-related therapeutic areas. We have begun exploratory development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. This exploratory work is being conducted under an exclusive option agreement with Nycomed Danmark ApS (“Nycomed”) pursuant to which we may acquire a license to certain rights related to lornoxicam. If we elect to exercise our option to license lornoxicam, which expires in July 2005, we will be required to pay Nycomed a $0.5 million licensing fee, regulatory approval milestones and royalties on sales of any products developed using the licensed rights. In our other exploratory program, we are seeking to identify potential product candidates that combine a proton pump inhibitor (“PPI”) with an NSAID. We have begun exploratory formulation development and clinical studies for a combination of a PPI and an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, payments received under our collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements. We have entered into three collaboration agreements – with Nycomed for the commercialization of MT 100 in four Nordic countries, GSK for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID in the U.S. and Valeant Pharmaceuticals North America (“Valeant NA”), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.) for the further development and commercialization of MT 300 in the U.S. We plan to seek additional partnering opportunities to commercialize our product candidates.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of March 31, 2005, our accumulated deficit was $119.9 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our MT 400 technology, and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the three-month period ended March 31, 2005, our research and development expenses represented approximately 69% of our total operating expenses.

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	the progress of Trexima and our other product candidates in the clinical and regulatory process;

•	our progress in reversing the FDA’s not-approvable decisions with respect to MT 100 and MT 300;

•	the establishment of new collaborations and progress of our existing collaborations for the development and commercialization of any of our product candidates;

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	our costs related to the lawsuits that have been filed against us and our current or former directors and officers relating to the approvability of MT 100 and MT 300. The status of these proceedings is discussed under “PART II. Item 1. Legal Proceedings” herein.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products.

Status of Our Product Candidates

There follows a brief discussion of the status of each of Trexima, MT 100, MT 300, and our other product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the three month period ended March 31, 2005 were $1.1 million. Other research and development department costs for the three month period ended March 31, 2005 were $0.1 million.

MT 400/Trexima.. As part of our Phase 3 program for Trexima, we have planned two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine as well as to satisfy the requirements of the FDA’s combination drug rule. In addition, we are conducting a long-term, open label safety study. Along with these program trials, GSK is funding and currently conducting two Phase 3b/4 studies.

In February 2005, we completed the first Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<.001) and, with the exception of the incidence of nausea-free at two hours, all other regulatory endpoints were met (p <.001). Trexima did reach statistical significance for the nausea endpoint compared to placebo after two hours and maintained superiority through twenty-four hours. All of the active treatments (Trexima, sumatriptan and naproxen) had a similar incidence of nausea at two hours compared to placebo. In April 2005, we completed the second Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

We met with the FDA in April 2005 to discuss the results of both Phase 3 trials and other information required for the submission of the Trexima NDA. Based upon discussions at the pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary for submission. The Trexima NDA submission is currently planned for the third quarter of 2005.

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

We have incurred direct development costs associated with the development of Trexima during the three months ended March 31, 2005 and from inception to date of $3.0 million and $22.0 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 100. In July 2003, we submitted an NDA to the FDA for MT 100. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA. Since the issuance of the not-approvable letter, we have had continuing communications with the staff of the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. We and the FDA have agreed to present MT 100 data, with particular emphasis on the potential risk of tardive dyskinesia, to an FDA advisory committee. The FDA has advised us that the meeting with the advisory committee has been postponed due to FDA scheduling conflicts. We have been informed by the FDA that the rescheduled meeting date will be available, in advance, when published in the Federal Register.

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

In October 2002, we submitted a Market Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In September 2003, we received a letter of comments relating to our MAA from the MHRA Advisory Committee to which we subsequently responded. In January 2005, we were notified that the MHRA Advisory Committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided we supply certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. In February 2005, we provided information to the MHRA Advisory Committee which we believe addresses all the conditions set forth by the MHRA Advisory Committee.

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

We have incurred direct development costs associated with the development of MT 100, during the three months ended March 31, 2005 and from inception to date, of $0.3 million and $39.1 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Subsequent to receipt of the not-approvable-letter, at our request, a law firm submitted a petition requesting permission to file an Abbreviated New Drug Application (“ANDA”) for DHE in a different concentration than that of the marketed DHE product. In April 2005, the FDA denied the petition.

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

We have incurred direct development costs associated with the development of MT 300, during the three months ended March 31, 2005 and from inception to date of $37,000 and $14.5 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN (PPI / NSAID) Program. Our exploratory development program is intended to identify potential product candidates that combine a PPI with an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone. We have designated these potential product candidates as our PN suite of potential products. In March 2005, we received a Notice of Allowance on a patent application covering combinations of acid inhibitors and NSAIDs. Our PN suite of product candidates are among the compositions covered by this patent application.

In late 2004, we requested a pre-IND meeting with the FDA to discuss our exploratory proprietary tablet formulations containing an NSAID and a PPI. Our studies in human volunteers have suggested that such fixed combinations could provide a degree of protection against the development of gastric and/or duodenal ulcers in patients who require the daily use of an NSAID drug for arthritis or other chronic inflammatory conditions. We met with the FDA in January 2005 and reached agreement on our proposal for studies to demonstrate efficacy of a PPI/NSAID combination. A confirmation of the safety requirements necessary to support an NDA, particularly in regard to the cardiovascular safety of an NSAID component, was tabled pending the outcome of an FDA advisory committee meeting held in February 2005 addressing the potential cardiovascular risk of COX-2 selective NSAIDs and related drugs. We plan to request the FDA’s expectations and recommendations regarding the safety requirements necessary to support an NDA.

We have incurred direct development costs associated with the development of our PN program, for the three month period ended March 31, 2005 and from inception to date, of $0.4 million and $4.6 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Lornoxicam Program. In July 2003, we signed an exclusive option agreement with Nycomed, under which we may acquire a license to certain rights related to lornoxicam, an NSAID that is currently marketed outside the United States (including Europe and Japan).The exclusive option terminates in July 2005. We are exploring whether to develop novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications.

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

We have incurred direct development costs associated with the development of our lornoxicam program, for the three month period ended March 31, 2005 and from inception to date, of $0.5 million and $3.0 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

Nycomed Danmark ApS

In June 2003, we signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $0.5 million. We are eligible to receive milestone payments in an aggregate amount of between $0.5 million and $1.0 million upon the occurrence and timing of certain regulatory approvals, including the approval of the MAA in the UK and in the countries where Nycomed has exclusive rights. In addition, Nycomed is obligated to pay us a specified royalty on all sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the latter of the expiration of the last to expire issued applicable patent in the particular country or 15 years from first commercial sale. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The license agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if we default under the agreement or the MAA is not approved by a specified date or is withdrawn. Nycomed can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country. If we withdraw a regulatory application in any of the countries identified in the agreement, we will be required to pay a withdrawal fee in amounts that range from $0.1 million to $0.4 million. Assuming the issues raised in the September 2003 MAA comment letter discussed above are satisfactorily resolved and we receive unconditional approval of the MAA from the MHRA, we intend to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

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

Valeant Pharmaceuticals North American (formerly Xcel Pharmaceuticals, Inc.)

In September 2003, we signed an agreement with Valeant NA for the further development and commercialization of MT 300. In February 2005, Valeant Pharmaceuticals International (“Valeant International”) reported that it had entered into a definitive agreement to acquire Valeant NA and on March 1, 2005 reported that the acquisition had been completed. Under the terms of the agreement, Valeant NA will have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Valeant NA paid us an upfront fee of $2.0 million. If we determine that additional studies or data that may be required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If this occurs and Valeant NA does not assume control of efforts to seek approval of the NDA, under the conditions outlined in the agreement, then upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. Until such time as we fully understand the FDA’s position regarding additional studies or data necessary for approval of the NDA for MT 300, we cannot determine whether we would undertake such expenses. Potential milestone payments of up to $8.0 million will be due upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300. Valeant NA is also obligated to pay us royalties on all combined sales of MT 300 and Valeant NA’s D.H.E. 45® (dihydroergotamine mesylate) Injection, upon commercialization of MT 300, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Valeant NA pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Valeant NA must indemnify us for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while we must indemnify Valeant NA for any damages arising from such development, manufacture or use prior to the effective date. We must also indemnify Valeant NA for any use by us or any sub licensee of certain technology owned by Valeant NA. Based upon the delayed commercialization of MT 300 due to the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Valeant NA have mutually agreed, in writing, to extend the time for certain activities under our agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. The parties have previously extended certain time specific provisions of the agreement as a result of the delay in the approval of the NDA for MT 300. Pending the outcome of discussions with the FDA, the parties may need to revisit these time specific provisions in the agreement in the second quarter of 2005. Since the acquisition of Valeant NA, we have had communications with the new owners relating to how best to proceed with the collaboration and our continuing efforts to seek approval of the NDA for MT 300. We can give no assurance that Valeant NA or Valeant International will elect to continue the collaboration with us or that the collaboration will otherwise be successful.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended March 31, 2005 was $(5.4) million or $(0.19) per share, as compared to a net loss of $(2.4) million, or $(0.08) per share, for the quarter ended March 31, 2004.

Revenue: We recognized $2.1 million of revenue for the quarter ended March 31, 2005 as compared to $1.9 million for the quarter ended March 31, 2004. Revenue resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Our licensing agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $14.4 million remains in deferred revenue at March 31, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $2.9 million to $5.3 million for the first quarter of 2005, as compared to the same period of 2004. The increase was due primarily to an increase in direct development costs for Trexima and increases in personnel costs. Direct development costs for Trexima increased by $2.5 million to $3.0 million, primarily due to Phase 3 clinical trial activities during the first quarter of 2005. Research and development personnel costs increased $0.3 million to $1.1 million as compared to the same period of 2004 primarily due to an in increase in personnel. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.4 million to $2.4 million for the first quarter of 2005, as compared to the same period of 2004. The increase was due primarily to an increase in the costs associated with our public company activities. Costs associated with our public company activities increased by $0.3 million to $0.9 million primarily due to legal fees associated with the class action and shareholder derivative litigation pending against us and increases in directors’ and officers’ insurance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income for the quarter ended March 31, 2005 and the quarter ended March 31, 2004 was $0.2 million. Investment income from bond amortization for the period ended March 31, 2005 totaled $0.1 million as compared to no investment income from bond amortization during the same period of 2004.

Income Taxes

As of December 31, 2004, we had net operating loss carry-forwards of approximately $80.1 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2013 and 2024. We also have research and development tax credit carry-forwards of approximately $7.2 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate a cumulative net operating loss carry-forward of approximately $5.5 million for the twelve months ending December 31, 2005 and estimate an effective tax rate of 0% for the three months ended March 31, 2005. Our effective tax rate was 0% for the three months ended March 31, 2004. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash of $43.3 million. Our cash and cash equivalents are invested primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks.

No operating cash was received during the three-month period ended March 31, 2005. We expect milestone payments from GSK over the next several years in an aggregate amount of up to $40.0 million upon the satisfaction of specified regulatory and commercialization events for Trexima. These milestone payments include a $20 million payment payable upon the FDA’s acceptance for filing of the Trexima NDA. The Trexima NDA submission is currently planned for the third quarter of 2005.

During the first quarter of 2005, we moved $20 million into a managed investment account to increase the return on our cash. This account is managed within our Board approved investment policy, which restricts investments to less than 12 months, limits concentration to 5% or less and requires credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than 3 months, we have classified these holdings as short-term investments in the balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section as comprehensive income or loss.

Based upon the direct method of presenting cash flow, cash paid for operating activities totaled $8.9 million for the three-month period ended March 31, 2005. The indirect method for presenting cash flow is used in the Statement of Cash Flows. Cash paid for operating activities in the fiscal years ended December 31, 2004, 2003, and 2002 was $26.4, $17.8 million and $23.7 million, respectively. Cash paid for investing activities during the period totaled $20.0 million, reflecting investing activities associated with the purchase of short-term securities. Cash required for our operating activities during 2005 is projected to approximate our 2004 requirements due to the expected cash required to complete Phase 3 clinical trial activities for Trexima and to continue development of our exploratory programs.

As of March 31, 2005, we had $24.4 million in cash and cash equivalents and $18.7 million in short-term cash investments. If our operating expenses in 2005 and 2006 are at the level of our currently expected operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements during 2005 and 2006, in particular the $20 million milestone payment payable upon the FDA’s acceptance for filing of the Trexima NDA, we will not have sufficient cash reserves to maintain our level of business activities throughout 2006. Further, our expenses might increase in 2005 and 2006 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration of our regulatory filings for MT 100, MT 300 and Trexima. We are not currently obligated to make any milestone payments to third parties and do not currently have any other required material payment obligations during that period. However, our efforts to reverse the FDA’s not-approvable letters on MT 100 and MT 300 and other regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. In addition, if we elect to withdraw the NDA for MT 300, under certain circumstances, we may be required to pay Valeant NA a termination fee of $1.0 million. If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, including to fund additional unplanned development activities. In February 2004, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

We have incurred losses in each year since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $119.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with Nycomed for MT 100, GSK for Trexima and Valeant NA for MT 300. We may never receive milestone payments from Nycomed or Valeant NA under these agreements. In addition, we will have to pay Nycomed a withdrawal fee in amounts that range from $0.1 million to $0.4 million if we withdraw a required regulatory application for MT 100 in a country specified in the agreement with Nycomed, and we will have to repay Valeant NA $1.0 million if, under certain circumstances, we elect to withdraw the NDA for MT 300. Further, in February 2005, Valeant International reported that it had entered into a definitive agreement to acquire Valeant NA and on March 1, 2005 reported that the acquisition had been completed. We can give no assurance that Valeant NA or Valeant International will elect to continue the collaboration with us on MT 300.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory (the “Advisory”) based, in part, upon the recommendation of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastro-intestinal events associated with the use of NSAIDs. We do not know if the FDA’s actions will adversely affect the approvability of our product candidates which include NSAIDs.

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

Further, our agreements may require us to make certain payments to our collaborators based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under certain circumstances, we may elect to withdraw the NDA for MT 300. In that case, if we elect to withdraw the NDA for MT 300 for commercial or financial reasons, and the agreement terminates, under the conditions specified in our agreement with Valeant NA, we would be required to pay to Valeant NA a termination fee of $1.0 million. Similarly, under our agreement with Nycomed, we will be required to pay a withdrawal fee, in amounts that range from $0.1 million to $0.4 million, if we withdraw a regulatory application in any of the countries identified in the agreement. In addition, we would forfeit the ability to receive potential aggregate milestone payments of up to $8.0 million under the Valeant NA agreement and of between $0.5 million and $1.0 million under the Nycomed agreement, as well as royalties under either agreement.

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

Since the issuance of the FDA’s not-approvable letter, we have had continuing communications with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. The FDA and we have agreed to present MT 100 data to an FDA advisory committee. The date for this meeting has not yet been scheduled. We cannot predict the outcome of the meeting with the FDA’s advisory committee or whether the FDA will follow the advisory committee’s recommendations.

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

Contractors or collaborators may have the right to terminate their arrangements with us on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and collaborations with Nycomed in the Nordic countries and Valeant NA in the United States for the development and commercialization of MT 100 and MT 300, respectively. In all of these collaboration and license agreements, our licensees have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason; Nycomed is entitled to terminate its agreement if the MAA for MT 100 is withdrawn and can terminate the applicability of the agreement to a particular country if we withdraw the required regulatory application in that country; and Valeant NA is entitled to terminate its agreement if we choose to withdraw the NDA for MT 300 for commercial or financial reasons under the conditions specified in the agreement. Our receipt of not-approvable letters for MT 100 and MT 300 may suggest to our collaborators that they should terminate their agreements with us. If these licensees exercise their termination rights, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and commercialize these and our other product candidates. Moreover, any future collaborations or license arrangements may not be on terms favorable to us.

A further risk we face with our collaborations is that business combinations and changes in the collaborators or their business strategy may adversely affect their willingness or ability to complete their obligations to us. For example, in February 2005, Valeant International reported that it had entered into a definitive agreement to acquire Valeant NA and on March 1, 2005 reported that the acquisition had been completed. We can give no assurance that Valeant NA or Valeant International will elect to continue the collaboration with us on MT 300. If our agreement with Valeant NA is terminated for this or any other reason and we are unable to enter into a new collaboration agreement to replace the agreement with Valeant NA, we may be unable to commercialize MT 300, assuming its eventual approval by the FDA, and would never receive any further revenue from MT 300.

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

It should be noted that the results of our clinical trials are not necessarily predictive of results we will obtain in subsequent clinical trials. This may occur for many reasons, including, among others, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, if we conduct an additional study to address the FDA’s concerns in its not-approvable letter on MT 100, there is no assurance that the results of such a study will satisfy all of the FDA’s conditions for approval because, among other reasons, migraine affects patients differently, including the presence, or lack or level of severity, of secondary symptoms in a particular patient and the variability of the responsiveness of migraine attacks to given treatments, all of which may affect treatment responses. In addition, our results from the first of our two Phase 3 pivotal clinical trial of Trexima differed from the results of our second Phase 3 clinical trial and the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Trexima failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

In September 2004, two derivative actions were filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the same product candidates MT 100 and MT 300 that are referenced in the various purported class action lawsuits. The cases have been transferred to the North Carolina Business Court. The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints.

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

For fiscal years 2002 through 2004, our average annual operating expenses (including average non-cash deferred compensation of $2.2 million) were $24.6 million. We are currently expecting operating expenses for the 2005 fiscal year to be between $28.0 million and $30.0 million, excluding any non-cash compensation expense that would result from the award of stock options upon the adoption of SFAS 123(R). As of March 31, 2005, we had $43.1 million in cash and cash equivalents and short-term investments. If our operating expenses in 2005 and 2006 are at the level of our currently expected operating expenses in 2005 and if we do not receive any additional milestone payments under any of our collaboration agreements, in particular the $20 million milestone payment payable upon the FDA’s acceptance for filing of the Trexima NDA, we will not have sufficient cash reserves to maintain our level of business activities throughout 2006. Further, our expenses might increase in 2005 and 2006 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for MT 100, MT 300 and Trexima. In addition, if we elect to withdraw the NDA for MT 300, under certain circumstances, we may be required to pay Valeant NA a termination fee of $1.0 million.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors. From October 16, 2000, when our common stock began trading on the NASDAQ National Market, through April 22, 2005, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from our initial public offering, private placements and collaboration agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. government and government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated class action complaint on December 20, 2004. The consolidated complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and a current officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, we filed a motion to dismiss the consolidated class action complaint. All briefing on the motion to dismiss has been completed and we are awaiting the Court’s ruling on the motion.

On September 13, 2004, two derivative actions were also filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the Company’s product candidates, MT 100 and MT 300, that are referenced in the various purported class action lawsuits. The two cases have been consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints.

We and the other defendants believe that the allegations in these actions are without merit and intend to defend these cases vigorously. While we cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to repurchase of common stock made by us during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/2005 – 01/31/2005	137,232	(1)	$4.81	—	$—
02/01/2005 – 02/28/2005	—		$—	—	$—
03/01/2005 – 03/31/2005	—		$—	—	$—

Total	137,232		$4.81	—	$—

(1)	Represents shares of common stock beneficially owned by our chief executive officer that were delivered, by attestation, to us in payment of the exercise price for certain stock options granted to him pursuant to our 2000 Equity Compensation Plan, as amended and restated.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

April 29, 2005	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

April 29, 2005	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

April 29, 2005	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.