Form 10-Q
period 2005-06-30
POZEN INC /NC
filed 2005-08-03
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of July 20, 2005 was 28,915,511.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2005

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of June 30, 2005 and December 31, 2004	1

	Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 and Period From Inception (September 26, 1996) Through June 30, 2005	2

	Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and Period From Inception (September 26, 1996) Through June 30, 2005	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	30

Signature and Certifications		31

Exhibit Page		32

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,741,788	$51,764,129
Short-term investments	19,467,365	—
Prepaid expenses and other current assets	445,464	1,064,032

Total current assets	37,654,617	52,828,161
Equipment, net of accumulated depreciation	296,625	467,688

Total assets	$37,951,242	$53,295,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831,071	$2,330,349
Accrued compensation	1,425,776	1,182,848
Accrued expenses	1,041,014	1,626,829
Deferred revenue	7,865,000	8,680,092

Total current liabilities	11,162,861	13,820,118
Long-term liabilities:
Deferred revenue	4,573,000	7,764,978

Total liabilities	15,735,861	21,585,096
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,915,511 and 28,852,743 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	28,916	28,853
Additional paid-in capital	146,161,596	146,161,655
Accumulated other comprehensive loss	(7,485)	—
Deficit accumulated during the development stage	(123,967,646)	(114,479,755)

Total stockholders’ equity	22,215,381	31,710,753

Total liabilities and stockholders’ equity	$37,951,242	$53,295,849

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30, 2005

	2005	2004	2005	2004
Revenue	$1,958,885	$16,889,500	$4,011,375	$18,779,000	$30,816,282
Operating expenses:
General and administrative	2,328,632	2,007,557	4,725,218	4,005,606	45,612,917
Research and development	4,003,467	3,671,996	9,331,252	6,043,964	116,571,229

Total operating expenses	6,332,099	5,679,553	14,056,470	10,049,570	162,184,146
Other income:
Interest and other income	285,531	134,823	557,204	260,973	8,334,696

Net income (loss)	(4,087,683)	11,344,770	(9,487,891)	8,990,403	(123,033,168)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net income (loss) attributable to common stockholders	$(4,087,683)	$11,344,770	$(9,487,891)	$8,990,403	$(151,584,751)

Basic net income (loss) per common share	$(0.14)	$0.39	$(0.33)	$0.31

Shares used in computing basic net income (loss) per common share	28,915,511	28,786,486	28,914,116	28,671,070

Diluted net income (loss) per common share	—	$0.38	—	$0.30

Shares used in computing diluted net income (loss) per common share	—	29,704,675	—	29,776,949

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from Inception (September 26, 1996) Through March 31, 2005

	2005	2004
Operating activities:
Net (loss) income	$(9,487,891)	$8,990,403	$(123,033,168)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	90,348	52,152	778,806
Write-down of impaired asset	69,272	—	102,839
Gain on sale of investments	49,717	—	49,717
Bond amortization	(219,615)		(219,615)
Noncash compensation expense	340,549	94,698	11,616,218
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	618,568	284,101	(445,464)
Accounts payable and accrued expenses	(2,135,632)	220,735	2,604,006
Deferred revenue	(4,007,070)	(3,779,000)	12,438,000

Net cash provided by (used in) operating activities	(14,681,754)	5,863,089	(95,658,661)
Investment activities:
Purchase of equipment	(35,639)	(6,947)	(1,225,352)
Purchase of investments	(25,655,235)	—	(25,655,235)
Sale of investments	6,350,283	—	6,350,283

Net cash used in investing activities	(19,340,591)	(6,947)	(20,530,304)
Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	4	1,173,347	81,436,888
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	4	1,173,347	133,930,753

Net increase (decrease) in cash and cash equivalents	(34,022,341)	7,029,489	17,741,788
Cash and cash equivalents at beginning of period	51,764,129	60,480,690	—

Cash and cash equivalents at end of period	$17,741,788	$67,510,179	$17,741,788

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

We are a pharmaceutical company focused primarily on products for the treatment of migraine, acute and chronic pain and other pain-related indications. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception in 1996, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. Our portfolio currently contains three product candidates in the migraine area, MT 400, MT 100 and MT 300, along with product candidates in other acute and chronic pain and pain-related therapeutic areas, PN 100, PN 200 and lornoxicam. We have not obtained regulatory approval to market any of our product candidates. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We believe that we will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements are deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates.

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

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $7,485 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at June 30, 2005.

Comprehensive income consists of the following components for three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(4,087,683)	$11,344,770	$(9,487,891)	$8,990,403
Unrealized gain (loss) on marketable securities	4,498	—	(7,485)	—

Total comprehensive loss	$(4,083,185)	$11,344,770	$(9,495,376)	$8,990,403

Stock-based Compensation—The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees and Statement of Financial Accounting Standards (“SFAS”) No. 123 Share Based Payments. Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation and amortized as compensation expense over the vesting period of the options.

On January 3, 2005, pursuant to an incentive program approved by the Compensation Committee of the Board of Directors of the Company, stock options (the “Trexima grant”) were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the U.S. Food and Drug Administration (“FDA”) indicating approval of the New Drug Application (“NDA”) for the product candidate Trexima™, which is being developed pursuant to the Company’s collaboration agreement with GlaxoSmithKline; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. The options, which were granted under the Company’s Equity Compensation Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

As a result, the Company is required to apply variable stock-based compensation accounting for the Trexima grant until the underlying options are vested or forfeited. The Company is only subject to compensation expense for such options when the Company’s stock price is greater than the exercise price of the options. Regarding the Trexima grant, for the three months ended March 31, 2005, the Company recorded no variable stock-based compensation expense in its statements of operations because its common stock price on March 31, 2005 was below the options’ exercise price of $7.06. For the three and six month periods ended June 30, 2005, the Company recorded $140,000 in variable stock-based compensation expense because its common stock price on June 30, 2005 exceeded the options’ exercise price of $7.06.

Because the determination of variable stock-based compensation expense associated with the Trexima grant is significantly dependent upon the market price of the common stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company’s financial statements for prospective reporting periods.

In connection with the grant of stock awards to employees, consisting of the January 2005 Trexima grant stock options to employees and a restricted stock unit award made in May 2004 to our Chief Executive Officer, the Company recorded $100,000 and $200,000 in stock based compensation expense in the three and six month periods ended June 30, 2005 and $140,000 in amortized deferred compensation for the three and six month periods ended June 30, 2005. Vesting periods of the options are generally three or four years except as noted above regarding the Trexima grant, and the restricted stock unit award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005	2004
Net income (loss) attributable to common stockholders as reported		$(4,087,683)		$11,344,770	$(9,487,891)	$8,990,403
Add: Stock-based employee compensation expense reflected in reported net income (loss), net of related tax effects		$240,451		$94,698	$340,549	$94,698
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(1,434,949)		(1,190,056)	(3,043,864)	(1,865,703)

Pro forma net income (loss) attributable to common stockholders		$(5,282,181)		$10,249,412	$(12,191,206)	$7,114,602

Earnings per share	$		$
Basic net income (loss) per common share as reported		$(0.14)		$0.39	$(0.33)	$0.31
Basic net income (loss) per common share pro forma		$(0.18)		$0.36	$(0.42)	$0.25
Diluted net income (loss) per common share as reported		$(0.14)		$0.38	$(0.33)	$0.30
Diluted net income (loss) per common share pro forma		$(0.18)		$0.35	$(0.42)	$0.24

Net Loss Per Share—Basic and diluted net (loss) income per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net (loss) income per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six month periods ended June 30, 2004 and 2005. During the three and six months ended June 30, 2004 and 2005, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three and six month periods ended June 30, 2005 because the effect would be anti-dilutive. The following table illustrates the calculation of dilutive shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares used in computing basic net income (loss) per share	28,915,511	28,786,486	28,914,416	28,671,070

Effect of dilutive securities	—	918,189	—	1,105,879

Weighted-average shares used in computing diluted net income (loss) per share	28,915,511	29,704,675	28,914,416	29,776,949

Rights Plan/Series A Junior Participating Preferred Stock – In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00, subject to adjustment. Generally, the Rights only become exercisable if a person or group acquires beneficial ownership of 15 percent or more of POZEN’s common stock or announces a tender offer for 15 percent or more of POZEN’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies.

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FASB123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in FASB 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is reviewing Statement 123(R) and the additional guidance regarding assumptions and option-pricing models and currently anticipates adoption of Statement 123(R) on January 1, 2006 using the modified prospective method.

As permitted by FASB 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net (loss) income and earnings (loss) per share in Note 2 above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the decrease in operating cash flows which would have been recognized for such excess tax deductions was $0.9 million and $0.7 million in 2004 and 2003, respectively.

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

The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, the Company filed a motion to dismiss the consolidated amended complaint. All briefing has been completed and oral argument is scheduled for August 9, 2005.

The Company and the other defendants believe that the allegations in these actions are without merit and intend to defend these cases vigorously.

While the Company cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Additionally, under commercialization collaborations related to MT 100 and MT 300, the Company has received upfront payments, a portion of which the Company would be required to return if certain conditions are met. Under the MT 100 collaboration, if marketing approvals in certain European countries are not granted, the Company could be required to pay a withdrawal fee in amounts that range from $0.1 million to $0.4 million. Under the MT 300 collaboration, if certain conditions are met, the Company could be required to pay a withdrawal fee of $1.0 million. As a result of the related contingencies, $1.4 million in the aggregate has not been recognized as revenue and will not be recognized as revenue until the conditions in the agreements have been satisfied.

On July 21, 2005, POZEN received a letter from Valeant Pharmaceuticals North America (“Valeant NA”), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals, Inc.) seeking payment of a $1.0 million withdrawal fee required under certain conditions in the MT 300 collaboration agreement with Valeant NA. The Company does not believe the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA when the ultimate resolution of this dispute is reached.

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

Overview

We are a pharmaceutical company focused primarily on products for the treatment of migraine, acute and chronic pain and other pain-related indications. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. We are also exploring the development of product candidates in other acute and chronic pain and pain-related therapeutic areas. We have not obtained regulatory approval to market any of our product candidates.

Our business activities have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

Our portfolio currently contains three product candidates in the migraine area, MT 400, MT 100 and MT 300. We are also exploring the development of product candidates in other acute and chronic pain and pain-related therapeutic areas, including product candidates containing lornoxicam and our PN suite of product candidates. We have not obtained regulatory approval for any of our product candidates.

Under our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (“NSAID”), we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. In June 2003, we signed an agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID for the U.S. market. The combinations covered by the agreement are among the combinations of our MT 400 technology. Trexima is the proposed brand name for the combination of GSK’s sumatriptan and naproxen sodium in a single tablet being developed pursuant to our agreement with GSK. We commenced a Phase 3 clinical program for Trexima in the second half of 2004. We met with the FDA in April 2005 to discuss the results of our two Phase 3 pivotal trials, along with other information required for the submission of the Trexima NDA. Based upon discussions at this pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary for submission. The Trexima NDA submission is planned for the third quarter of 2005. Under our collaboration agreement with GSK, upon the FDA’s acceptance for filing of the Trexima NDA, GSK will become obligated to pay us a milestone payment in the amount of $20 million.

For MT 100 and MT 300, our current focus is primarily on the regulatory process. MT 100 is a combination of metoclopramide hydrochloride and naproxen sodium. MT 300 is a proprietary formulation of injectable dihydroergotamine mesylate (“DHE”) in a pre-filled syringe. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100. We are continuing communications with the FDA to seek to persuade the FDA that the NDA for MT 100 should be approved and an advisory committee meeting has been scheduled for August 2005 to address MT 100 issues. We are also seeking regulatory approval of MT 100 in the United Kingdom (“UK”) and, if successful, other European countries. In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which was submitted in December 2002. Based upon our understandings from our most recent communications with the FDA and our understanding of the current FDA standards for approving migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300.

We currently have two exploratory programs in pain-related therapeutic areas. We have begun exploratory development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. This exploratory work has been conducted under an exclusive option agreement with Nycomed Danmark ApS (“Nycomed”). On July 27, 2005, we exercised our option and acquired a license to certain rights related to lornoxicam. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates. In our other exploratory program, we are seeking to identify potential product candidates that combine a proton pump inhibitor (“PPI”) with an NSAID. We have begun exploratory formulation development and clinical studies for combinations of a PPI and an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone. We have designated this program as our PN suite of product candidates, and our current PN product candidates as PN 100 and PN 200.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, payments received under our collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements. We have entered into three collaboration agreements for the commercialization of our product candidates – with Nycomed for the commercialization of MT 100 in four Nordic countries, GSK for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID in the U.S., and Valeant Pharmaceuticals North America (“Valeant NA”), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.) for the further development and commercialization of MT 300 in the U.S. We plan to seek additional partnering opportunities to commercialize our product candidates.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of June 30, 2005, our accumulated deficit was approximately $124.0 million. Our historical operating losses have resulted principally from our research and development activities, including Phase 3 clinical trial activities for our product candidates MT 100 and MT 300, Phase 2 clinical trial activities for our MT 400 technology, and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the six-month period ended June 30, 2005, our research and development expenses represented approximately 66% of our total operating expenses.

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	the progress of Trexima and our other product candidates in the clinical and regulatory process;

•	our progress in reversing the FDA’s not-approvable decision with respect to MT 100;

•	the establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	our costs related to the lawsuits that have been filed against us and our current or former directors and officers relating to the approvability of MT 100 and MT 300. The status of these proceedings is discussed in this Form 10-Q under “PART II. Item 1. Legal Proceedings”.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products.

Status of Our Product Candidates

There follows a brief discussion of the status of each of Trexima, MT 100, MT 300, and our other product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the six month period ended June 30, 2005 were $2.2 million. Other research and development department costs for the six month period ended June 30, 2005 were $0.3 million.

MT 400/Trexima. As part of our Phase 3 program for Trexima, we have conducted two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine as well as to satisfy the requirements of the FDA’s combination drug rule. In addition, we are conducting a long-term, open label safety study. Along with these program trials, GSK is funding and currently conducting two Phase 3b/4 studies.

In February 2005, we completed the first Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<.001) and, with the exception of the incidence of nausea-free at two hours, all other regulatory endpoints were met (p<.001). Trexima did reach statistical significance for the nausea endpoint compared to placebo after two hours and maintained superiority through twenty-four hours. All of the active treatments (Trexima, sumatriptan and naproxen) had a similar incidence of nausea at two hours compared to placebo. In April 2005, we completed the second Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

We met with the FDA in April 2005 to discuss the results of both Phase 3 trials and other information required for the submission of the Trexima NDA. Based upon discussions at this pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary for submission; however, we cannot guarantee that additional data will not be necessary following this submission. The Trexima NDA submission is planned for the third quarter of 2005. Under our collaboration agreement with GSK, upon the FDA’s acceptance for filing of the Trexima NDA, GSK will become obligated to pay us a milestone payment in the amount of $20 million.

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

We have incurred direct development costs associated with the development of Trexima during the six months ended June 30, 2005 and from inception to date of $4.0 million and $23.0 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 100. In July 2003, we submitted an NDA to the FDA for MT 100. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA. Since the issuance of the not-approvable letter, we have had continuing communications with the staff of the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. We reported in June 2005 that the FDA had set August 4, 2005 as the date for the meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee (“advisory committee”). Based on recent correspondence from the FDA, we believe that the advisory committee will principally discuss the potential risk of the occurrence of an involuntary neurological movement disorder known as tardive dyskinesia associated with the use of metoclopramide, one of the components of POZEN’s MT 100. The overall risk versus benefit of MT 100 in all migraine patients and in a specific subpopulation of migraine patients may also be discussed. The role of the advisory committee is to provide independent expert advice to the FDA and contribute to the quality of the regulatory decision-making process. The FDA is not bound by the advisory committee’s recommendations. We have no assurances that the committee’s recommendation will be favorable to us.

It is possible that we may be required to conduct another clinical study and/or conduct investigations to provide additional evidence to support the approval of MT 100. We cannot estimate the cost or duration of any such study or investigation or decide whether to conduct such a study or investigation until the results of the meeting with the FDA’s advisory committee are known and the design of any such study or studies has been determined with the FDA. Our Phase 3 clinical trials for MT 100 took between three months and eighteen months and involved a direct cost per patient of between $2,200 and $3,200. The duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain approval of MT 100 will ultimately be successful.

In October 2002, we submitted a Market Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In September 2003, we received a letter of comments relating to our MAA from the MHRA Advisory Committee to which we subsequently responded. In January 2005, we were notified that the MHRA Advisory Committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided that we supply certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. In February 2005, we provided information to the MHRA Advisory Committee which we believe addresses all the conditions set forth by the MHRA Advisory Committee. Following approval of the MAA in the UK, POZEN will pursue registration of MT 100 in other European territories, including Scandinavia, through the European Mutual Recognition Procedure.

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

We have incurred direct development costs associated with the development of MT 100, during the six months ended June 30, 2005 and from inception to date, of $0.5 million and $39.3 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In December 2002, we submitted to the FDA an NDA for approval of MT 300. In October 2003, we received a not-approvable letter from the FDA with respect to our NDA for MT 300. Subsequently, we submitted additional responses to the not-approvable letter and requested a Type A meeting with the FDA’s Division of Neuropharmacological Drug Products to present our position in response to the issues identified by the FDA. The Type A meeting was held in December 2004 and a subsequent teleconference with the FDA occurred in January 2005 during which the FDA restated its concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo. Based upon our understandings from our most recent communications with the FDA, in which the FDA reaffirmed its previously stated concerns, and our understanding of the FDA’s current standards of approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions with Valeant NA regarding termination of our commercialization agreement. On July 21, 2005, POZEN received a letter from Valeant NA seeking payment of a $1 million withdrawal fee required under certain conditions in the agreement with Valeant NA. We do not believe that the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

We are not currently conducting any clinical trials for MT 300. However, we are continuing to incur pharmaceutical development costs for product stability testing and may incur costs relating to the termination of efforts to seek approval and commercialization of MT 300. Given our current assessment that it is unlikely that we can reverse the not approvable status of the NDA for MT 300, we believe it is unlikely that we will receive any future cash inflows from MT 300.

We have incurred direct development costs associated with the development of MT 300, during the six months ended June 30, 2005 and from inception to date of $56,000 and $14.5 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN (PPI / NSAID) Program. Our PN exploratory development program is intended to identify potential product candidates that combine a proton pump inhibitor (PPI) with an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone. We have designated these potential product candidates as our PN suite of potential products. In March 2005, we received a Notice of Allowance on a patent application covering combinations of acid inhibitors and NSAIDs, including naproxen and aspirin. Our PN suite of product candidates are among the compositions to be covered by this patent.

In late 2004, we requested a pre-IND meeting with the FDA to discuss our exploratory proprietary tablet formulations containing a traditional non-selective NSAID and a PPI. Our studies in human volunteers have suggested that such fixed combinations could provide a degree of protection against the development of gastric and/or duodenal ulcers in patients who require the daily use of an NSAID drug for arthritis or other chronic inflammatory conditions.

We met with the FDA in January 2005 and discussed our proposals for studies to obtain approval of our PN 100 product, the most advanced product in our PN program. Based on discussions at this meeting, we believe we should be able to initiate Phase 3 studies of this product candidate in early 2006. We have requested a meeting with the FDA to discuss our plans for studies to pursue approval of our second PN product, PN 200, a combination tablet containing a different PPI with a traditional non-selective NSAID, as well as to discuss implications of the FDA’s guidance concerning labeling of NSAID-containing products (June 2005) which resulted from the FDA advisory committee meeting in February 2005 that discussed the safety of NSAIDs, and, in particular, the cardiovascular risks of the COX-2 selective NSAIDs.

We will continue to review with the FDA its expectations and recommendations regarding the efficacy and safety requirements necessary to support NDAs for our PN product candidates.

We have incurred direct development costs associated with the development of our PN program, for the six month period ended June 30, 2005 and from inception to date, of $1.6 million and $5.8 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Lornoxicam Program. We are exploring the development of novel product candidates containing lornoxicam, an NSAID that is currently marketed outside the United States (including Europe and Japan), alone or in combination with other active ingredients, as potential treatments for pain or other indications. We have been conducting our exploratory work under an exclusive option agreement with Nycomed. In July 2005, we exercised this option and licensed certain rights related to lornoxicam.

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

In September 2004, we met with the FDA to review the results of this study, to discuss information provided in the IND and to discuss non-clinical issues and potential additional clinical studies. We provided additional analyses and information requested by the FDA following that meeting. As a result of an FDA advisory committee meeting held in February 2005 addressing the potential cardiovascular risk of COX-2 selective NSAIDs and related drugs, the FDA has indicated that studies evaluating cardiovascular risk will be required for new NSAID products prior to approval, such as lornoxicam oral tablets.

In May 2005, we submitted an IND to the FDA for an injectable lornoxicam formulation and, in June 2005, received FDA approval to conduct the first human study with this formulation under our IND. It is anticipated that the injectable formulation will be studied in the management of moderate to severe acute pain, and as such, we believe it is a possible that long term cardiovascular safety studies may not be required for NDA approval.

We will continue to discuss with the FDA the clinical and non-clinical study requirements, including safety study requirements, anticipated for approval of lornoxicam product candidates.

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

We have incurred direct development costs associated with the development of our lornoxicam program, for the six month period ended June 30, 2005 and from inception to date, of $0.7 million and $3.2 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates. Our existing commercialization collaborations are described below.

GlaxoSmithKline

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. Additionally, GSK is obligated to make payments to us in an amount up to $40.0 million upon the achievement of specified development and regulatory milestones relating to an NDA and commercialization progress for the first product. In addition, GSK will pay us sales performance milestones of up to $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle POZEN to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

Nycomed Danmark ApS

MT 100

In June 2003, we signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid us an upfront fee of $0.5 million. We are eligible to receive milestone payments in an aggregate amount of up to $1.0 million upon the occurrence and based on the timing of and reasons for delays in obtaining certain regulatory approvals, including the approval of the MAA in the UK and in the countries where Nycomed has exclusive rights. If a substantial reason for a delay in obtaining any such approval is due to specified issues identified in the agreement, these milestones may be reduced, deferred and/or eliminated in whole or in part. In June 2005, we received notice from Nycomed that they believe that regulatory approval in the UK has been delayed due in substantial part to one of these specified issues. We disagree with Nycomed’s assessment and are in discussions with Nycomed to attempt to resolve this matter. In addition to milestone payments, Nycomed is obligated to pay us a specified royalty on all net sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the later of the expiration of the last to expire issued applicable patent in the particular country or 15 years from first commercial sale. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The license agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if we default under the agreement or the MAA is not approved in the UK by October 14, 2005. The agreement terminates if we withdraw the MAA in the UK and also terminates with respect to a particular country (other than the UK) if we withdraw the required regulatory application in that country. If we withdraw a regulatory application in any of the countries identified in the agreement, we will be required to pay a withdrawal fee in amounts that range from $0.1 million to $0.4 million. Assuming the issues raised in the September 2003 MAA comment letter discussed elsewhere in this Form 10-Q are satisfactorily resolved and we receive unconditional approval of the MAA from the MHRA, we intend to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

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

Lornoxicam

In May 2003, we entered into a development, option and license agreement with Nycomed pursuant to which we obtained an exclusive license to certain development rights during the option period and an exclusive option to license certain rights to develop, manufacture and commercialize products containing lornoxicam. In July 2005, we exercised the option and were granted an exclusive license, with the right to sublicense, develop, manufacture and commercialize single-entity products and combination products containing lornoxicam in the U.S. (& its territories) and Canada (the “Exclusive Territory”). We were granted a non-exclusive license to develop and commercialize combination products containing lornoxicam in Belgium, Germany, Greece, France, Ireland, Luxembourg, The Netherlands, Austria, Finland, Denmark, United Kingdom, Sweden, Armenia, Azerbaijan, Belarus, Estonia, Georgia, Iceland, Kazakhstan, Kyrgyzstan, Latvia, Liechtenstein, Lithuania, Moldova, Norway, Russia, Switzerland, Tajikistan, Turkmenistan, Ukraine and Uzbekistan (the “Limited Territory”). We were granted a non-exclusive license to manufacture single-entity and combination products containing lornoxicam outside of the Exclusive Territory, excluding certain countries. We granted Nycomed a right of first refusal with respect to the development, manufacturing and commercialization, in Iceland, Denmark, Norway, Finland, Sweden, Lithuania, Latvia, Estonia, Azerbaijan, Armenia, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan and Ukraine, of certain combination lornoxicam products that we may develop under the agreement.

Pursuant to the agreement, we paid Nycomed a total of $500,000 for upfront and milestone payments during the option period, and we will pay Nycomed a non-refundable $500,000 payment in August 2005 to exercise our option under the agreement. We will be obligated to pay additional milestone payments in an aggregate amount of up to $500,000 upon the occurrence of certain regulatory approvals. In addition, we will be obligated to pay Nycomed specified single digit royalties on all net sales of any licensed single-entity or combination lornoxicam products, with the amount of such royalties subject to reduction upon the occurrences of certain specified events. The obligation to pay such royalties expires on a product-by-product and country-by-country basis ten (10) years from the first commercial sale of a product in a given country. We are also obligated to pay Nycomed a specified single digit percentage of any upfront and milestone payments we may receive from our sublicensees up to a preset maximum amount per sub-licensee.

As a part of the agreement, Nycomed will supply us with all of our required clinical supply of active drug substance, and may also supply some clinical trial materials under certain conditions. Under the agreement, subject to Nycomed’s ability to meet a specified percentage of POZEN’s and each of its sublicensee’s requirements, POZEN and each of its sublicensees (each, a buyer) must purchase all of their required commercial supply of active drug substance from Nycomed for a minimum of 5 years. For each buyer, this exclusive 5-year purchase commitment for each of the Exclusive Territory and the Limited Territory begins with the buyer’s first commercial sale of its first licensed lornoxicam product in a particular specified country within the Exclusive Territory and the Limited Territory, respectively, as applicable.

Each party generally has the duty to indemnify the other for damages arising from each party’s breach of its representations, warranties and obligations under the agreement, as well as for gross negligence or willful misconduct. In addition, we must indemnify Nycomed for any claim brought by a third party arising from our development, testing, manufacture or sale of any licensed product. Further, each party has a duty to maintain commercially reasonable insurance coverage commensurate with its obligations under the agreement. Nycomed has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If Nycomed does not bring any such action within a certain time frame, we have the right, but not the obligation, at our own expense, to bring the appropriate action. The agreement terminates upon the date of expiration of all royalty obligations unless terminated earlier by either party for material breach or upon the bankruptcy, insolvency or dissolution of either party, or by us if we determine in good faith that it is not commercially or scientifically feasible to continue development and commercialization efforts with respect to products using the licensed technology. Nycomed also may terminate the agreement if we or any sublicensee initiates a lawsuit challenging the validity of any licensed patent.

Valeant Pharmaceuticals North American (formerly Xcel Pharmaceuticals Inc.)

In September 2003, we signed an agreement with Valeant NA for the further development and commercialization of MT 300. In March 2005, Valeant Pharmaceuticals International (“Valeant International”) acquired Valeant NA. Under the terms of the agreement, Valeant NA would have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Valeant NA paid us an upfront fee of $2.0 million. Upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300, potential milestone payments of up to $8.0 million would be due. Valeant NA is also obligated to pay us royalties on all combined net sales of MT 300 and Valeant NA’s D.H.E. 45® (dihydroergotamine mesylate) Injection, upon commercialization of MT 300, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Valeant NA pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300, under the conditions described below. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Valeant NA must indemnify us for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while we must indemnify Valeant NA for any damages arising from such development, manufacture or use prior to the effective date. We must also indemnify Valeant NA for any use by us or any sub licensee of certain technology owned by Valeant NA.

Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If this occurs and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant decides to assume development, it would be credited $1.0 million in development expense. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions regarding termination of our commercialization agreement with Valeant NA. On

July 21, 2005, POZEN received a letter from Valeant NA seeking payment of the $1 million withdrawal fee. We do not believe that the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

Based upon the delays related to commercialization of MT 300 due to our receipt of the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Valeant NA had previously agreed to extend the time for certain activities under our agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. In the event of termination of the agreement, these obligations will not be relevant.

We can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us, and we can give no assurance that we will not be required to pay Valeant NA the withdrawal fee of $1.0 million.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended June 30, 2005 was $(4.1) million or $(0.14) per share, as compared to net income of $11.3 million, or $0.38 per share, for the quarter ended June 30, 2004.

Revenue: We recognized $2.0 million of revenue for the quarter ended June 30, 2005 as compared to $16.9 million for the quarter ended June 30, 2004. Revenue for the period resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the quarter ended June 30, 2004 included a milestone payment of $15.0 million from GSK for commencement of Phase 3 clinical trial activities for Trexima. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $12.4 million remains in deferred revenue at June 30, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $0.3 million to $4.0 million for the second quarter of 2005, as compared to the same period of 2004. The increase was due primarily to an increase in direct development costs for the PN exploratory development program and increases in personnel costs. Direct development costs for the PN exploratory development program increased by $0.6 million to $1.2 million, primarily due to product development activities during the second quarter of 2005, as compared to the same period of 2004. Research and development personnel costs increased $0.4 million to $1.2 million as compared to the same period of 2004 primarily due to an in increase in personnel. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.3 million to $2.3 million for the second quarter of 2005, as compared to the same period of 2004. The increase was due primarily to an increase in the costs associated with our public company activities. Costs associated with our public company activities increased by $0.2 million to $0.9 million primarily due to increases in directors’ and officers’ insurance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income for the quarter ended June 30, 2005 and the quarter ended June 30, 2004 were $0.2 and $0.1 million, respectively. Investment income from bond amortization for the period ended June 30, 2005 totaled $0.1 million as compared to no investment income from bond amortization during the same period of 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net income (loss) per share: Net loss attributable to common stockholders for the six months ended June 30, 2005 was $(9.5) million or $(0.33) per share, as compared to net income of $9.0 million, or $0.30 per share, for the six months ended June 30, 2004.

Revenue: We recognized $4.0 million of revenue for the six months ended June 30, 2005 as compared to $18.8 million for the six month period ended June 30, 2004. Revenue for the period resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the six month period ended June 30, 2004 included a milestone payment of $15.0 million from GSK for commencement of Phase 3 clinical trial activities for Trexima. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $12.4 million remains in deferred revenue at June 30, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $3.3 million to $9.3 million for the six months ended June 30, 2005, as compared to the same period of 2004. The increase was due primarily to an increase in direct development costs for Trexima and the PN exploratory development program and increases in personnel costs. Direct development costs for Trexima increased by $2.2 million to $4.0 million, primarily due to Phase 3 clinical trial activities during the period. Direct development costs for the PN exploratory development program increased by $0.7 million to $1.6 million primarily due to product development activities during the six months ended June 30, 2005, as compared to the same period of 2004. Research and development personnel costs increased $0.7 million to $2.2 million as compared to the same period of 2004, primarily due to an in increase in personnel. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.7 million to $4.7 million for the six months ended June 30, 2005, as compared to the same period of 2004. The increase was due primarily to an increase in the costs associated with our public company activities. Costs associated with our public company activities increased by $0.5 million to $1.8 million, primarily due to legal fees associated with the class action and shareholder derivative litigation pending against us and increases in directors’ and officers’ insurance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income for the six month periods ended June 30, 2005 and June 30, 2004 was $0.3 million and $0.3 million, respectively. Investment income from bond amortization for the period ended June 30, 2005 totaled $0.2 million as compared to no investment income from bond amortization during the same period of 2004.

Income Taxes

As of December 31, 2004, we had net operating loss carry-forwards of approximately $80.1 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2013 and 2024. We also have research and development tax credit carry-forwards of approximately $7.2 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate a cumulative net operating loss carry-forward of approximately $6.1 million for the twelve months ending December 31, 2005 and estimate an effective tax rate of 0% for the three and six month periods ended June 30, 2005. Our effective tax rate was 0% for the three and six month periods ended June 30, 2004. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash inflows of $43.3 million. Our cash and cash equivalents are invested primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks.

During the first quarter of 2005, we moved $20 million into a managed investment account designed to increase the return on our cash. This account is managed within our Board approved investment policy, which restricts investments to less than 12 months, limits concentration to 5% or less and requires credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than 3 months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

No operating cash was received during the six-month period ended June 30, 2005. We expect milestone payments from GSK over the next several years in an aggregate amount of up to $40.0 million upon the satisfaction of specified regulatory and commercialization events for Trexima. These milestone payments include a $20 million payment payable upon the FDA’s acceptance for filing of the Trexima NDA. The Trexima NDA submission is currently planned for the third quarter of 2005 and we expect FDA acceptance of the NDA for filing in the fourth quarter of 2005.

Based upon the direct method of presenting cash flow, cash paid for operating activities totaled $15.1 million for the six-month period ended June 30, 2005. The indirect method for presenting cash flow is used in the Statement of Cash Flows. Cash paid for operating activities in the fiscal years ended December 31, 2004, 2003, and 2002 was $26.4, $17.8 million and $23.7 million, respectively. Net cash paid for investing activities during the period totaled $19.3 million, reflecting investing activities associated with the purchase of short-term securities. Cash required for our operating activities during 2005 is projected to be slightly higher than our 2004 requirements due to the expected cash required to complete Phase 3 clinical trial activities for Trexima and to continue development of our exploratory programs.

As of June 30, 2005, we had $17.7 million in cash and cash equivalents and $19.5 million in short-term investments. If our operating expenses for the remainder of 2005 and 2006 are at the level of our currently expected operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements during 2005 and 2006, including in particular the $20 million milestone payment payable by GSK upon the FDA’s acceptance for filing of the Trexima NDA, we will not have sufficient cash reserves to maintain our level of business activities throughout 2006. Further, our expenses might increase in 2005 and 2006 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration of our regulatory filings for our product candidates. We are not currently obligated to make any milestone payments to third parties and do not currently have any other required material payment obligations during that period. However, our efforts to reverse the FDA’s not-approvable letter on MT 100 and other regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee in payable. If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, including to fund additional unplanned development activities. In February 2004, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. In addition to the inability to obtain regulatory approval, many other factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including those discussed in the risk factors that follow as well as negative, inconclusive or otherwise unfavorable results from any studies or clinical trials, such as those that we obtained with respect to MT 500, which led to our decision to discontinue development of that product candidate in 2002.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred losses in each year since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $124.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with Nycomed for MT 100 and GSK for Trexima. We may never receive milestone payments under our agreement with Nycomed. In addition, we will have to pay Nycomed a withdrawal fee in amounts that range from $0.1 million to $0.4 million if we withdraw a required regulatory application for MT 100 in a country specified in the agreement with Nycomed. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. These amounts are currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005, the FDA issued a Public Health Advisory (the “Advisory”) based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastro-intestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that studies evaluating cardiovascular risk will be required for approval of new NSAID products. We do not know to what extent the FDA’s actions may adversely affect the approvability of our product candidates which include NSAIDs.

If we, or our collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates and may also be required to pay termination payments under certain of our collaboration agreements. Further, if we are delayed in obtaining any required approvals, our collaborators may be entitled to terminate their agreements with us or reduce or eliminate their payments to us under these agreements.

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

Further, our agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under certain circumstances, we may elect not to do studies required by the FDA as a condition for approval of the NDA for MT 300 as allowed in the agreement. If Valeant NA elects not to assume control of efforts to seek approval of the NDA, we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. We have begun discussions regarding termination of our commercialization agreement with Valeant NA and can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute. Similarly, under our agreement with Nycomed for the commercialization of MT 100, we will be required to pay a withdrawal fee, in amounts that range from $0.1 million to $0.4 million, if we withdraw a regulatory application in any of the countries identified in the agreement. Further, the agreement terminates if we withdraw the MAA in the UK, or terminates with respect to a particular country identified in the agreement if we withdraw the regulatory application in that country. Nycomed also has the right to terminate the agreement if our MAA for MT 100 is not approved in the UK by October 14, 2005. In addition, we would forfeit the ability to receive milestone payments, as well as royalties, if the agreements are terminated. Further, certain milestone payments may be reduced, deferred or eliminated if regulatory approval is delayed for reasons specified in the agreement with Nycomed.

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

On May 28, 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100. In the letter, the FDA noted that, although we had demonstrated unambiguous statistically significant superiority compared to an appropriate control on a valid measure of pain as well as on the three associated symptoms of nausea, photophobia and phonophobia in one study, MT 100 did not clearly meet these criteria in a second study. The FDA letter cited the apparent lack of superiority of MT 100 over naproxen for sustained pain relief, which was the primary endpoint for the two component studies. The FDA also stated in its letter that, based on animal studies, there may be a potential risk of carcinogenicity, presumably due to metoclopramide, one of the components of MT 100. Finally, the FDA raised an approvability issue concerning the risk of tardive dyskinesia presented by the use of metoclopramide.

Since the issuance of the FDA’s not-approvable letter, we have had continuing communications with the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. The FDA has set August 4, 2005 as the date for the meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee (“advisory committee”). Based on recent correspondence with the FDA, we believe that the advisory committee will principally discuss the potential risk of the occurrence of an involuntary neurological movement disorder known as tardive dyskinesia associated with the use of metoclopamide, one of the components of MT 100. The overall risk versus benefit of MT 100 in all migraine patients and in a specific subpopulation of migraine patients may also be discussed. We cannot predict the outcome of the meeting with the FDA’s advisory committee or whether the FDA will follow the advisory committee’s recommendations. The FDA is not bound by the deliberations or recommendations of its advisory committees.

Further, it is possible that we may be required to conduct another clinical study to provide additional evidence that MT 100 meets the requirements of the combination rule and the efficacy standards applicable to MT 100. The FDA may also require that we conduct investigations to evaluate any potential risk of tardive dyskinesia with the use of MT 100. We cannot estimate the cost or duration of any such studies or investigations or decide whether to conduct such studies or undertake such investigations until the results of the meeting with the FDA’s advisory committee are known and the design of any such studies and the parameters of such investigations have been determined with the FDA. Our Phase 3 clinical trials of MT 100 took between three months and eighteen months and involved a direct cost per patient of between $2,200 and $3,200. However, the duration and cost of any new study that we may conduct may be different from our prior clinical trials. No assurance can be given that our efforts to obtain FDA approval of MT 100 will ultimately be successful.

Without approval of our NDA for MT 100 by the FDA, we would not be able to market MT 100 in the United States. Even if the FDA were to approve the NDA for MT 100, the delay in obtaining such approval may adversely affect our ability to find a partner to market and sell MT 100 in the United States. Further, as an additional condition of any approval, the FDA could request or require additional studies or analyses of existing data which would require us to incur additional costs and expenses, which could be significant and would further delay the commercialization of MT 100.

Our failure to address satisfactorily the comments we received on our MAA for MT 100 in the UK would adversely impact our ability to market MT 100 in the UK or to use the mutual recognition procedure in the European Union. Even if we obtain required approvals, the need to appropriately price and obtain reimbursement for MT 100 may adversely affect sales or cause delays.

In September 2003, we received a letter of comments relating to the MAA we submitted for MT 100 from an MHRA Advisory. The most significant comment in the MHRA Advisory Committee’s letter of comments was that we provide additional data to support the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data and supplemental information to the MHRA Advisory Committee in 2004 to address the MHRA Advisory Committee’s questions and, in January 2005, the MHRA Advisory Committee advised us in a letter that it was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided we supply certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. The MHRA is not bound by the MHRA Advisory Committee’s comments, and, although we believe we have addressed the requests of the MHRA Advisory Committee as set forth in its letter to us, we can give no assurance that the MHRA Advisory Committee will accept the supplemental information we supplied or that the MHRA will follow the MHRA Advisory Committee’s recommendations. Without approval of our MAA in the UK by the MHRA, we would not be able to market MT 100 in the UK. Further, we would not be able to use the mutual recognition process to obtain approval of MT 100 in other European Union countries unless we first obtain approval in another country in the European Union, which would result in increased expenses and time delays. Moreover, if the MAA is not approved in the UK by October 14, 2005, Nycomed, our licensee, has the right to terminate our MT 100 commercialization agreement.

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

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300. The letter was issued based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Further, the FDA noted that the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. Since our receipt of the not-approvable letter, we have had continuing communications with the FDA regarding the MT 300 NDA. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the MT 300 NDA. Therefore, it is unlikely we will receive any revenue from sales of MT 300 in the US.

Our reliance on collaborations with third parties to develop and commercialize our products is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize our products and adversely affecting our profitability.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and collaborations with Nycomed in the Nordic countries and Valeant NA in the United States for the development and commercialization of MT 100 and MT 300, respectively. In all of these collaboration and license agreements, our licensees have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason. Nycomed is entitled to terminate its agreement if the MAA for MT 100 is withdrawn or is not approved in the UK by October 14, 2005, and can terminate the applicability of the agreement to a particular country (other than the UK) if we withdraw the required regulatory application in that country. Further, our milestone payments may be reduced or eliminated, or the payment of such milestones may be deferred, in whole or in part, if specified delays in the regulatory approval of MT 100 occur, including if a substantial reason for delay in obtaining regulatory approval in any of the countries identified in the agreement is due to specified issues identified in the agreement. In June 2005, we received notice from Nycomed that they believe that regulatory approval in the UK has been delayed due in substantial part to one of these specified issues. We disagree with Nycomed’s assessment and are in discussions with Nycomed to attempt to convince them to change their assessment; however, we can give no assurance that we will be successful in resolving this matter in a manner favorable to us. Valeant NA is entitled to terminate its agreement with us if we choose to withdraw the NDA for MT 300 for commercial or financial reasons under the conditions specified in the agreement. Our receipt of not-approvable letters for MT 100 and MT 300 may suggest to our collaborators that they should terminate their agreements with us. Due to our belief that the FDA will not approve the NDA for MT 300, we have begun discussions with Valeant NA regarding termination of our agreement. If these licensees exercise their termination rights, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and commercialize these and our other product candidates. Moreover, any future collaborations or license arrangements may not be on terms favorable to us.

A further risk we face with our collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

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

Other risks associated with our collaborative and contractual arrangements with others include the following:

•	we may not have day-to-day control over the activities of our contractors or collaborators;

•	third parties may not fulfill their regulatory or other obligations;

•	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and

•	disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

These factors could lead to delays in the development of our product candidates and/or the commercialization of our products or reduction in the milestone payments we receive from our collaborators, or could result in our not being able to commercialize our products. Further, disagreements with our contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. Our ultimate success may depend upon the success and performance on the part of these third parties. If we fail to maintain these relationships or establish new relationships as required, development of our product candidates and/or the commercialization of our products will be delayed or may never be realized.

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

The successful completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. For example, even though we are entitled to submit an NDA for Trexima as a 505(b)(2) application, the FDA may require us to conduct more studies or trials than we now believe are necessary or required.

Further, even though we may have completed all planned clinical trials for a product candidate and submitted an NDA for such product candidate, as we have for MT 100 and MT 300, the FDA may require us to conduct additional clinical trials, studies or investigations to support our NDAs. For example, the FDA may require us to conduct additional studies or trials of MT 100 in connection with our efforts to convince the FDA to reverse its not-approvable decision on this product candidate. We may also determine from time to time, including in connection with our efforts to resolve the FDA’s issues raised in the not-approvable letters related to MT 100 and MT 300, that it would be necessary to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA initially evaluated the results, or customarily evaluates results. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies.

Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs on May 28, 2004 and October 17, 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. Further, although we believed the results of our MT 100 two-year rat carcinogenicity study provided no evidence that the concomitant administration of maximum tolerated doses of metoclopramide and naproxen, the two active components in MT 100, produced any statistically significant differences in the occurrences and types of tumors seen with metoclopramide alone, the FDA expressed concern about the potential risk of carcinogenicity, presumably due to metoclopramide, in its MT 100 not-approvable letter. The FDA may also require further investigations to assess any potential risk of tardive dyskinesia associated with the use of MT 100.

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

In September 2004, two derivative actions were filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the same product candidates MT 100 and MT 300 that are referenced in the various purported class action lawsuits. The cases have been consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, we filed a motion to dismiss the consolidated and amended complaint.

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

For fiscal years 2002 through 2004, our average annual operating expenses (including average non-cash deferred compensation of $2.2 million) were $24.6 million. We are currently expecting operating expenses for the 2005 fiscal year to be between $28.0 million and $30.0 million, excluding any non-cash compensation expense that would result from the award of stock options upon the adoption of SFAS 123(R). As of June 30, 2005, we had $37.2 million in cash and cash equivalents and short-term investments. If our operating expenses in 2005 and 2006 are at the level of our currently expected operating expenses for 2005 and if we do not receive any additional milestone payments under any of our collaboration agreements, in particular the $20 million milestone payment payable by GSK upon the FDA’s acceptance for filing of the Trexima NDA, we will not have sufficient cash reserves to maintain our level of business activities throughout 2006. Further, our expenses might increase in 2005 and 2006 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable.

We may be unable to raise additional equity funds until the uncertainties of the regulatory future of MT 100 resulting from our receipt of the not-approvable letter has been resolved. We may be unable to raise additional equity funds when we desire to do so due to unfavorable market conditions in our industry or generally, or other unforeseen developments in our business. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors. From October 16, 2000, when our common stock began trading on the NASDAQ National Market, through July 20, 2005, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Further, in January 2005 our board of directors adopted a stockholder rights plan, similar to plans adopted by many other publicly-traded companies. The stockholder rights plan is intended to deter an attempt to acquire POZEN in a manner or on terms not approved by our board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from our initial public offering and, private placements and revenue from our collaboration agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government and Government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

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

The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, we filed a motion to dismiss the consolidated amended complaint. All briefing has been completed and oral argument is scheduled for August 9, 2005.

We and the other defendants believe that the allegations in these actions are without merit and intend to defend these cases vigorously. While we cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 17, 2005, our stockholders voted on two matters, as follows:

1. The stockholders elected three Class II directors to serve for three year terms by the following votes (there were no abstentions or broker non-votes in connection with the election of directors):

	For:	Withheld:
Kenneth B. Lee, Jr.	21,515,898	4,439,001
Bruce A Tomason	21,693,635	4,261,264
Arthur S. Kirsch	21,693,835	4,261,064

The other directors whose terms of office as director continue after the meeting are as follows: John R. Plachetka, Peter J. Wise, Ted G. Wood, Paul J. Rizzo and James R. Butler.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

For:	Against:	Abstain:
24,453,273	497,001	4,625

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

August 3, 2005	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 3, 2005	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 3, 2005	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.