Form 10-Q
period 2005-09-30
POZEN INC /NC
filed 2005-11-09
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 24, 2005 was 29,001,265.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2005

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2005 and December 31, 2004	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and Period From Inception (September 26, 1996) Through September 30, 2005	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and Period From Inception (September 26, 1996) Through September 30, 2005	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	31

Signature and Certifications		32

Exhibit Page		33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,545,728	$51,764,129
Short-term investments	19,778,456	—
Prepaid expenses and other current assets	74,773	1,064,032

Total current assets	31,398,957	52,828,161
Equipment, net of accumulated depreciation	267,656	467,688

Total assets	$31,666,613	$53,295,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580,580	$2,330,349
Accrued compensation	2,432,372	1,182,848
Accrued expenses	1,119,001	1,626,829
Deferred revenue	8,789,000	8,680,092

Total current liabilities	12,920,953	13,820,118
Long-term liabilities:
Deferred revenue	1,000,000	7,764,978

Total liabilities	13,920,953	21,585,096
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 28,991,265 and 28,852,743 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	28,991	28,853
Additional paid-in capital	146,379,192	146,161,655
Accumulated other comprehensive loss	(9,099)	—
Deficit accumulated during the development stage	(128,653,424)	(114,479,755)

Total stockholders’ equity	17,745,660	31,710,753

Total liabilities and stockholders’ equity	$31,666,613	$53,295,849

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30, 2005
	2005	2004	2005	2004
Revenue	$2,399,000	$1,891,499	$6,410,374	$20,670,499	$33,215,282
Operating expenses:
General and administrative	2,473,439	2,065,869	7,198,656	6,071,475	48,086,356
Research and development	4,900,642	5,859,319	14,231,894	11,903,282	121,471,871

Total operating expenses	7,374,081	7,925,188	21,430,550	17,974,757	169,558,227
Other income:
Interest and other income	289,303	202,369	846,507	463,342	8,623,999

Net income (loss)	(4,685,778)	(5,831,320)	(14,173,669)	3,159,084	(127,718,946)

Non-cash preferred stock charge	—	—	—	—	27,617,105

Preferred stock dividends	—	—	—	—	934,478

Net income (loss) attributable to common stockholders	$(4,685,778)	$(5,831,320)	$(14,173,669)	$3,159,084	$(156,270,529)

Basic net income (loss) per common share	$(0.16)	$(0.20)	$(0.49)	$0.11

Shares used in computing basic net income (loss) per common share	28,929,503	28,799,277	28,919,245	28,713,806

Diluted net income (loss) per common share	$(0.16)	$(0.20)	$(0.49)	$0.11

Shares used in computing diluted net income (loss) per common share	28,929,503	28,799,277	28,919,245	29,666,989

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from Inception (September 26, 1996) Through September 30, 2005
	2005	2004
Operating activities:
Net (loss) income	$(14,173,669)	$(13,245,416)	$(127,718,946)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	121,304	102,602	809,762
Write-down of impaired asset	69,272	—	102,839
Gain on sale of investments	224,058	—	224,058
Bond amortization	(386,047)	—	(386,047)
Noncash compensation expense	1,046,974	448,443	12,322,643
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	989,259	473,632	(74,773)
Accounts payable and accrued expenses	(1,914,738)	1,155,438	2,824,900
Deferred revenue	(6,656,070)	25,612,980	9,789,000

Net cash provided by (used in) operating activities	(20,679,656)	14,587,679	(101,656,563)
Investment activities:
Purchase of equipment	(37,626)	(32,224)	(1,227,339)
Purchase of investments	(38,201,508)	—	(38,201,508)
Sale of investments	18,575,942	—	18,575,942

Net cash used in investing activities	(19,663,192)	(32,224)	(20,852,905)
Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	124,447	750,569	81,561,331
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	124,447	750,569	134,055,196

Net increase (decrease) in cash and cash equivalents	(40,218,401)	15,306,024	11,545,728
Cash and cash equivalents at beginning of period	51,764,129	50,056,251	—

Cash and cash equivalents at end of period	$11,545,728	$65,362,275	$11,545,728

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

We are a pharmaceutical company focused primarily on products for the treatment of migraine, acute and chronic pain and other pain-related indications. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception in 1996, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. Our portfolio currently contains product candidates in the migraine area and other acute and chronic pain and pain-related therapeutic areas. We have not obtained regulatory approval to market any of our product candidates. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We believe that we will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•	The June 2003 $500,000 licensing fee for MT 100 received from Nycomed Danamark ApS (“Nycomed”) has been amortized over 30 months. (Note: The Nycomed agreement was terminated in September 2005 and any deferred revenue which the Company is entitled to recognize as income will no longer be deferred, but is being recognized in the third quarter of 2005.)

•	The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline (“GSK”) have been deferred and was originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (“FDA”) of the Trexima New Drug Application (“NDA”) which was earlier than anticipated. The decrease in the deferred period resulted in a $357,000 increase in the third quarter amortization from the second quarter 2005 amortization.

•	The September 2003 $1.0 licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (“Valeant NA”), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006, resulting in a $14,000 decrease in the fourth quarter 2003 amortization from the third quarter 2003 estimate.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as current, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the nine months period ended September 30, 2004 and 2005, the Company had $0.0 million and $0.4 million of bond amortization, $0.0 million and $0.2 million of realized gains and $0.0 million and $9,099 unrealized losses on investments included in other income (loss) for each period, respectively.

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $9,099 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at September 30, 2005.

Comprehensive income consists of the following components for the nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(4,685,778)	$(5,831,320)	$(14,173,669)	$3,159,084
Unrealized gain (loss) on marketable securities	(1,614)	—	(9,099)	—

Total comprehensive loss	$(4,687,392)	$(5,831,320)	$(14,182,768)	$3,159,084

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

On January 3, 2005, pursuant to an incentive program approved by the Compensation Committee of the Board of Directors of the Company, stock options (the “Trexima grants”) were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima™, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. The options, which were granted under the Company’s Equity Compensation Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

As a result, the Company is required to apply variable stock-based compensation accounting for the Trexima grants until the underlying options are vested or forfeited. The Company is only subject to compensation expense for such options when the Company’s stock price is greater than the exercise price of the options. Regarding the Trexima grants, for the three and nine month periods ended September 30, 2005, the Company recorded $515,000 and $655,000, respectively, in variable stock-based compensation expense because its common stock price on September 30, 2005 exceeded the options’ exercise price of $7.06.

Because the determination of variable stock-based compensation expense associated with the Trexima grants is significantly dependent upon the market price of the common stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company’s financial statements for prospective reporting periods.

In connection with the grant of stock awards to employees, consisting of the January 2005 Trexima grants and a restricted stock unit award made in May 2004 to our Chief Executive Officer, the Company recorded $100,000 and $300,000 in stock based compensation expense in the three and nine month periods ended September 30, 2005, respectively, and $515,000 and $655,000 in amortized deferred compensation for the three and nine month periods ended September 30, 2005. Vesting periods of the options are generally three or four years except as noted above regarding the Trexima grants, and the restricted stock unit award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders as reported	$(4,685,778)	$(5,831,320)	$(14,173,669)	$3,159,084
Add: Stock-based employee compensation expense reflected in reported net income (loss), net of related tax effects	$615,197	$94,698	$955,746	$189,396
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,305,369)	(1,119,966)	(4,349,233)	(3,090,456)

Pro forma net income (loss) attributable to common stockholders	$(5,375,950)	$(6,856,588)	$(17,567,156)	$258,024

Earnings per share
Basic net income (loss) per common share as reported	$(0.16)	$(0.20)	$(0.49)	$0.11
Basic net income (loss) per common share pro forma	$(0.19)	$(0.24)	$(0.61)	$0.01
Diluted net income (loss) per common share as reported	$(0.16)	$(0.20)	$(0.49)	$0.11
Diluted net income (loss) per common share pro forma	$(0.19)	$(0.24)	$(0.61)	$0.01

Net Loss Per Share—Basic and diluted net (loss) income per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net (loss) income per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2004 and 2005. During the three and nine months ended September 30, 2004 and 2005, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three and nine month periods ended September 30, 2005, or the three months ended September 30, 2004, because the effect would be anti-dilutive. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred. The following table illustrates the calculation of dilutive shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average shares used in computing basic net income (loss) per share	28,929,503	28,799,277	28,919,245	28,713,806
Effect of dilutive securities	—	—	—	953,183

Weighted-average shares used in computing diluted net income (loss) per share	28,929,503	28,799,277	28,919,245	29,666,989

Rights Plan/Series A Junior Participating Preferred Stock—In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing POZEN’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determine that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00 for each one one-thousandth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors.

New Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FASB123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in FASB 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Contingencies—Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. A lead plaintiff has been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005.

In September 2004, two derivative actions were also filed against certain of the Company’s current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the Company’s product candidates, MT 100 and MT 300, that are referenced in the purported class action lawsuits. The two cases have been consolidated and assigned to the North Carolina Business Court.

The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, the Company filed a motion to dismiss the consolidated amended complaint. Oral arguments were made before the North Carolina Business Court on August 9, 2005. The Court has not yet ruled the motion to dismiss.

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

Additionally, under its commercialization collaboration with Valeant NA, related to MT 300, if the Company chooses to withdraw the MT 300 NDA for commercial or financial reasons under the conditions specified in the agreement, it could be required to pay a withdrawal fee of $1.0 million. As a result of this contingency $1.0 million of the $2.0 million upfront payment received by the Company has not been recognized as revenue and will not be recognized as revenue until the conditions in the agreement have been satisfied or resolved.

On July 21, 2005, the Company received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. The Company does not believe the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA when the ultimate resolution of this dispute is reached.

While the Company cannot predict the probability that it will be required to pay any withdrawal fee obligations in the future, it is the current judgment of management that no reserve is currently required.

3. Subsequent Event

The Company’s Trexima NDA submission was made in August of 2005 and accepted for review by the FDA in October 2005. Under the Company’s collaboration agreement with GSK, upon the FDA’s acceptance for review of the Trexima NDA, GSK became obligated to pay the Company a milestone payment in the amount of $20.0 million. The $20.0 milestone payment was received by the Company on October 18, 2005.

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

Overview

We are a pharmaceutical company focused primarily on products for the treatment of migraine, acute and chronic pain and other pain-related indications. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. We are also exploring the development of product candidates in other acute and chronic pain and pain-related therapeutic areas. We intend to enter into collaboration agreements to commercialize our product candidates and have entered into, and expect to continue to enter into, such collaborations. We have not obtained regulatory approval to market any of our product candidates.

Our business activities have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

Under our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (“NSAID”), we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID for the U.S. market. The combinations covered by the agreement are among the combinations of our MT 400 technology. Trexima is the proposed brand name for the combination of GSK’s sumatriptan succinate, formulated with GSK’s RT Technology™, and naproxen sodium in a single tablet being developed pursuant to our agreement with GSK. We commenced a Phase 3 clinical program for Trexima in the second half of 2004. We filed the Trexima NDA with the U.S. Food and Drug Administration (FDA) in August 2005 and received confirmation from the FDA in October 2005 that the NDA had been accepted for review. Under our collaboration agreement with GSK, upon the FDA’s acceptance for review of the Trexima NDA, GSK becomes obligated to pay us a milestone payment in the amount of $20 million. We received this payment in October 2005.

We currently have two exploratory programs in pain-related therapeutic areas. In one such program, we are seeking to identify potential product candidates, designated our PN and PA product candidates, that combine acid inhibitor with an NSAID. We have begun exploratory formulation development and clinical studies for combinations of a proton pump inhibitor (“PPI”) and an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone. We have two PN product candidates and one PA product candidate in development. Our other exploratory program involves the development of novel product candidates containing lornoxicam, an NSAID, alone or in combination with other active ingredients, as potential treatments for pain or other indications. This exploratory work is being conducted under an exclusive license agreement with Nycomed granting us certain rights to develop and commercialize products containing lornoxicam. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates.

We have discontinued further development of our product candidate MT 100 in the United States and are reevaluating our European strategy for MT 100. As a part of that reevaluation, in September 2005 we terminated our license agreement with Nycomed for the development and commercialization of MT 100 in Denmark, Norway, Sweden and Finland, as well as a related supply agreement with Nycomed. We are continuing to seek marketing approval of MT 100 in the United Kingdom (“UK”). Further, based on our understandings from our recent communications with the FDA and our understanding of the current FDA standards for approving migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for our product candidate MT 300. We have, therefore, begun discussions with Valeant NA regarding termination of our commercialization agreement for MT 300.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, payments received under our collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of September 30, 2005, our accumulated deficit was approximately $128.7 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates, and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the nine-month period ended September 30, 2005, our research and development expenses represented approximately 68% of our total operating expenses.

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the nine month period ended September 30, 2005 were $3.6 million. Other research and development department costs for the nine month period ended September 30, 2005 were $0.7 million.

MT 400/Trexima. As part of our Phase 3 program for Trexima, we conducted two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine as well as to satisfy the requirements of the FDA’s combination drug rule.

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

We met with the FDA in April 2005 to discuss the results of both Phase 3 trials and other information required for the submission of the Trexima NDA. The Trexima NDA submission was made in August of 2005 and accepted for review by the FDA in October 2005. Based upon discussions at the April 2005 pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary; however, we cannot guarantee that additional studies will not be necessary following the FDA’s review of the NDA. Under our collaboration agreement with GSK, upon the FDA’s acceptance for review of the Trexima NDA, GSK became obligated to pay us a milestone payment in the amount of $20 million. We received this payment in October 2005.

In addition to the Phase 3 studies, we have completed a long-term, open label safety study for Trexima, the results of which we believe to be consistent with the six-month safety data we submitted in the Trexima NDA. Further, GSK has funded and is conducting two Phase 3b/4 studies. The additional safety data from the open label study and the Phase 3b/4 studies will be submitted to the FDA in December 2005 in a 120-day safety update report to the NDA.

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

We have incurred direct development costs associated with the development of Trexima during the nine months ended September 30, 2005 and from inception to date of $5.2 million and $24.3 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN (PPI / NSAID) Program. This exploratory development program is intended to identify potential product candidates that combine a proton pump inhibitor (PPI) with an NSAID in a single tablet intended to provide effective control of pain and inflammation with fewer gastrointestinal complications compared to an NSAID taken alone. We have designated these potential product candidates as our PN and PA product candidates. We currently have two PN product candidates in development – PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. A third product candidate under this exploratory program, PA 325, a combination of a PPI and aspirin, is currently in formulation development. In August 2005, a patent was issued covering combinations of acid inhibitors and NSAIDs, including naproxen and aspirin. Our PN/PA suite of product candidates are among the compositions covered by this patent.

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

We met with the FDA in January 2005 and discussed our proposals for studies to obtain approval of PN 100. At a second meeting with the FDA in September 2005, we reaffirmed our understandings and discussed our development plans for studies to pursue FDA approval of PN 200. Based on those discussions, we believe we should be able to initiate Phase 3 studies of one of our PN product candidates in the first half of 2006. At the September meeting, we also discussed implications of the FDA’s guidance issued in June 2005 concerning labeling of NSAID-containing products, which resulted from an FDA advisory committee meeting held in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on these discussions, we believe that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements necessary to support approval of NDAs for our PN and PA product candidates.

We have incurred direct development costs associated with the development of our PN/PA program, for the nine month period ended September 30, 2005 and from inception to date, of $2.5 million and $6.8 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Lornoxicam Program. We are exploring the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. We are conducting our exploratory work under an exclusive license agreement with Nycomed granting to us certain rights to develop and commercialize products containing lornoxicam.

In December 2003, we submitted an IND to the FDA for lornoxicam oral tablets and, in January 2004, received FDA approval to conduct the first human study with this formulation in the United States. This single-site trial evaluated the efficacy and safety of single doses of lornoxicam (at three different dose strengths), ibuprofen and placebo in 125 patients undergoing dental surgery for impacted third molars. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided preliminary evidence of efficacy in this pain model. In September 2004, we met with the FDA to review the results of this study, to discuss information provided in the IND and to discuss non-clinical issues and potential additional clinical studies. We provided additional analyses and information requested by the FDA following that meeting. As a result of the FDA advisory committee meeting held in February 2005 addressing the potential cardiovascular risk of COX-2 selective NSAIDs and related drugs, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our lornoxicam oral tablet product candidate.

In May 2005, we submitted an IND to the FDA for an injectable lornoxicam formulation and, in June 2005, received FDA approval to conduct the first human study with this formulation under our IND. Phase 1 studies have been initiated for this injectable formulation, and we expect to commence Phase 2 studies in two pain models, bunionectomy and migraine, by the end of 2005. It is anticipated that the injectable formulation will be studied in the management of moderate to severe acute pain in the clinical setting and as such, we believe, based on our discussions with the FDA, that long term cardiovascular safety studies may not be required for NDA approval of this formulation.

We will continue to evaluate and discuss with the FDA the clinical and non-clinical study requirements, including safety study requirements, anticipated for approval of our lornoxicam product candidates.

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

We have incurred direct development costs associated with the development of our lornoxicam program, for the nine month period ended September 30, 2005 and from inception to date, of $1.3 million and $3.9 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

MT 100. In July 2003, we submitted an NDA to the FDA for our product candidate MT 100, our combination of metoplopamide hydrochloride and naproxen sodium. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA. In August 2005, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee (“advisory committee”) concluded that the potential but unquantified risk of the occurrence of an involuntary neurological movement disorder known as tardive dyskinesia associated with the use of metoclopramide, one of the components of POZEN’s product candidate MT 100, would outweigh the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Based on the outcome of the FDA advisory committee, we have discontinued further development of our product candidate MT 100 in the United States and are reevaluating our European strategy for MT 100. As a part of that reevaluation, in September 2005 we terminated our license agreement with Nycomed for the development and commercialization of MT 100 in Denmark, Norway, Sweden and Finland, as well as a related supply agreement with Nycomed. We have begun to explore the possibility of selling or otherwise disposing of the MT 100 asset to a third party, although there can be no assurance that we will be successful in consummating such a transaction, should we elect to do so.

We are continuing to seek marketing approval in the U.K. In October 2002, we submitted a Market Authorization Application (“MAA”) for MT 100 to the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In September 2003, we received a letter of comments relating to our MAA from an MHRA advisory committee to which we subsequently responded. In January 2005, we were notified that the MHRA Advisory Committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided that we supply certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. In February 2005, we provided information to the MHRA advisory committee which we believe addresses all the conditions set forth by the MHRA advisory committee.

We are not currently conducting and do no not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100.

We have incurred direct development costs associated with the development of MT 100, during the nine months ended September 30, 2005 and from inception to date, of $0.8 million and $39.7 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In December 2002, we submitted to the FDA an NDA for approval of MT 300. In October 2003, we received a not-approvable letter from the FDA with respect to our NDA for MT 300. Based upon our understandings from our most recent communications with the FDA, in which the FDA reaffirmed its previously stated concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, and our understanding of the FDA’s current standards of approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions with Valeant NA regarding termination of our commercialization agreement. On July 21, 2005, POZEN received a letter from Valeant NA seeking payment of a $1 million withdrawal fee required if we withdraw the NDA for MT 300 for financial or commercial reasons under the conditions specified in the agreement with Valeant NA. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute or to give assurance that Valeant NA will agree to termination terms acceptable to us.

We are not currently conducting any clinical trials for MT 300. Given our current assessment that we do not believe we can reverse the not approvable status of the NDA for MT 300, we believe that we will not receive any future cash inflows from MT 300.

We have incurred direct development costs associated with the development of MT 300, during the nine months ended September 30, 2005 and from inception to date of $0.1 and $14.5 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Nycomed Danmark ApS

MT 100

In June 2003, we signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. As a result of our decision to discontinue development of MT 100 in the U.S. and to re-evaluate our MT 100 European strategy, we terminated this agreement and the related supply agreement with Nycomed in September 2005 pursuant to the terms of a termination agreement. The termination agreement provided for the immediate termination of the license and supply agreements and all rights and obligations of the parties under those agreements, subject to the survival of certain specified provisions, including under the license agreement, those related to confidentiality and indemnification obligations, ownership rights, and limitation of warranty and liability, and under the supply agreement, those related to confidentiality obligations. Subject to these surviving provisions and the parties’ obligations under the termination agreement, the parties also agreed to mutually release each other from any and all present and future claims resulting from events existing as of the date of the termination agreement. As consideration for Nycomed’s consent to enter into the termination agreement and the mutual release, we paid Nycomed $250,000.

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

Pursuant to the agreement, we paid Nycomed a total of $500,000 for upfront and milestone payments during the option period. We paid Nycomed a non-refundable $500,000 payment in August 2005 to exercise our option under the agreement. We will be obligated to pay additional milestone payments in an aggregate amount of up to $500,000 upon the occurrence of certain regulatory approvals. In addition, we will be obligated to pay Nycomed specified single digit royalties on all net sales of any licensed single-entity or combination lornoxicam products, with the amount of such royalties subject to reduction upon the occurrences of certain specified events. The obligation to pay such royalties expires on a product-by-product and country-by-country basis ten (10) years from the first commercial sale of a product in a given country. We are also obligated to pay Nycomed a specified single digit percentage of any upfront and milestone payments we may receive from our sublicensees up to a preset maximum amount per sub-licensee.

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

Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant of this situation and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant decides to assume development, it would be credited $1.0 million in development expense. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, POZEN received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

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

We can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the withdrawal fee of $1.0 million.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the audit committee of our board of directors. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We have historically discussed three critical accounting estimates: revenue recognition, accrued expenses and income taxes.

Revenue Recognition

Our licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, royalty payments based on future product sales and withdrawal fees if certain conditions are met. We recognize revenue under these agreements in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” as amended by SAB 104 “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Under SAB 101 recognition of revenue from non-refundable up-front payments is deferred by us upon receipt and recognized over the period ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. If regulatory approvals or other events relating to our product candidates are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products would prospectively be accelerated or reduced accordingly.

We recognize milestone payments as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue and only recognized as revenue when both criteria are met.

We have not previously received royalty revenue but such revenue will be recognized related to the manufacture, sale or use of our products or technology. For those arrangements where royalties are reasonably estimable, we will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Additionally, our licensing agreements may include payment for services provided by us on an hourly rate and direct expenses. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project.

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes in the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition.

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

In the years ended December 31, 2004, 2003 and 2002, we recognized $1.4 million, $0.8 million and $0.6 million respectively, for accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and budgeted costs. The variance, at each of these ending periods, between the actual expenses incurred and the expenses accrued has been less than $125,000.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish an annual valuation allowance. We have not recorded any tax provision or benefit for the years ended December 31, 2004, 2003, or 2002 and have provided a valuation allowance for the full amount of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods. Until we record a tax provision or benefit based upon anticipated utilization of the prior operating loss carry-forwards, no estimate of the effect of a change in our estimated effective tax rate will be made.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended September 30, 2005 was $(4.7) million or $(0.16) per share, as compared to a net loss of $5.8 million, or $0.20 per share, for the quarter ended September 30, 2004.

Revenue: We recognized $2.4 million of revenue for the quarter ended September 30, 2005 as compared to $1.9 million for the quarter ended September 30, 2004. Revenue for the period resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the quarter ended September 30, 2005 increased by $0.3 million due to the acceleration of the amortization of licensing fees for Trexima as a result of the NDA submission and $0.2 million due to the recognition of upfront fees for MT 100 as a result of the termination of our licensing agreement with Nycomed Danmark ApS. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $9.8 million remains in deferred revenue at September 30, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $1.0 million to $4.9 million for the third quarter of 2005, as compared to the same period of 2004. The decrease was due primarily to a decrease in direct development costs for Trexima offset by an increase in direct development costs for MT 100 and personnel related expenses as compared to the same period of 2004. Direct development costs for Trexima decreased by $1.9 million to $1.2 million, primarily due to Phase 3 clinical trial activities during the third quarter of 2004 as compared to the same period of 2005. Direct development costs for MT 100 increased by $0.3 million to $0.4 million primarily due to consulting costs incurred in preparation for the FDA’s Peripheral and Central Nervous Systems Drugs Advisory Committee meeting held in August 2005. Research and development personnel costs increased $0.6 million to $1.4 million as compared to the same period of 2004 primarily due to a $0.2 million non-cash compensation expense for the January 2005 grants of Trexima stock options to employees and an increase in personnel. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.4 million to $2.5 million for the third quarter of 2005, as compared to the same period of 2004. The increase was due primarily to a $0.3 million non-cash compensation expense for the January 2005 grants of Trexima stock options to employees and increases in the costs associated with our public company activities. Costs associated with our public company activities increased by $0.1 million to $0.8 million primarily due to increases in directors’ and officers’ insurance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income for the quarter ended September 30, 2005 and the quarter ended September 30, 2004 were $0.1 and $0.1 million, respectively. Investment income from bond amortization for the period ended September 30, 2005 totaled $0.2 million as compared to no investment income from bond amortization during the same period of 2004.

Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2004

Net income (loss) per share: Net loss attributable to common stockholders for the nine months ended September 30, 2005 was $(14.1) million or $(0.49) per share, as compared to net income of $3.2 million, or $0.11 per share, for the nine months ended September 30, 2004.

Revenue: We recognized $6.4 million of revenue for the nine months ended September 30, 2005 as compared to $20.7 million for the nine month period ended September 30, 2004. Revenue for the period resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the nine month period ended September 30, 2004 included a milestone payment of $15.0 million from GSK for commencement of Phase 3 clinical trial activities for Trexima. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $9.8 million remains in deferred revenue at September 30, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $2.6 million to $14.5 million for the nine months ended September 30, 2005, as compared to the same period of 2004. The increase was due primarily to an increase in direct development costs for the PN exploratory development program and increases in personnel costs. Direct development costs for the PN exploratory program increased by $0.9 million to $2.5 million primarily due to product development activities during the nine months ended September 30, 2005, as compared to the same period of 2004. Research and development personnel costs increased $1.3 million to $3.6 million as compared to the same period of 2004, primarily due to a $0.3 million non-cash compensation expense for the January 2005 grants of Trexima stock options to employees and an increase in personnel. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $1.1 million to $7.2 million for the nine months ended September 30, 2005, as compared to the same period of 2004. The increase was due primarily to a $0.4 million non-cash compensation expense for the January 2005 grants of Trexima stock options to employees and an increase in the cost associated with our public company activities. Costs associated with our public company activities increased by $0.6 million to $2.7 million, primarily due to increases in directors’ and officers’ insurance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income for the nine month periods ended September 30, 2005 and September 30, 2004 was $0.4 million and $0.3 million, respectively. Investment income from bond amortization for the period ended September 30, 2005 totaled $0.4 million as compared to no investment income from bond amortization during the same period of 2004.

Income Taxes

As of December 31, 2004, we had net operating loss carry-forwards of approximately $80.8 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2013 and 2024. We also have research and development tax credit carry-forwards of approximately $6.5 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate a cumulative net operating loss carry-forward of approximately $4.2 million for the twelve months ending December 31, 2005 and estimate an effective tax rate of 0% for the three and nine month periods ended September 30, 2005. Our effective tax rate was 0% for the three and nine month periods ended September 30, 2004. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

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

No operating cash was received during the nine-month period ended September 30, 2005. We expect milestone payments from GSK over the next several years in an aggregate amount of up to $40.0 million upon the satisfaction of specified regulatory and commercialization events for Trexima. These milestone payments include a $20 million payment payable upon the FDA’s acceptance for review of the Trexima NDA. The FDA’s acceptance occurred, and we received this payment, in October 2005.

Based upon the direct method of presenting cash flow, cash paid for operating activities totaled $21.4 million for the nine-month period ended September 30, 2005. The indirect method for presenting cash flow is used in the Statement of Cash Flows. Cash paid for operating activities in the fiscal years ended December 31, 2004, 2003, and 2002 was $26.4, $17.8 million and $23.7 million, respectively. Net cash paid for investing activities during the period totaled $19.7 million, reflecting investing activities associated with the purchase of short-term securities. Cash required for our operating activities during 2005 is projected to be slightly higher than our 2004 requirements due to the expected cash required to complete Phase 3 clinical trial activities for Trexima and to continue development of our exploratory programs.

As of September 30, 2005, we had $11.5 million in cash and cash equivalents and $19.8 million in short-term investments. If our operating expenses for the remainder of 2005 and 2006 are at the level of our currently expected operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements during 2005 and 2006, including in particular $20.0 million in remaining milestone payments payable by GSK related to the Trexima NDA and the commercialization of Trexima, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration of our regulatory filings for our product candidates. We are not currently obligated to make any milestone payments to third parties and do not currently have any other required material payment obligations during that period. However, regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, including to fund additional unplanned development activities. In February 2004, we filed with the Securities and Exchange Commission (SEC) a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Such registration statement has not yet been declared effective. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from sales of those shares made by the selling stockholders. The shares of our common stock covered by the registration statement can not be sold until the registration statement is declared effective by the SEC. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Risks Related to Our Business

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. In addition to the inability to obtain regulatory approval, many other factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including those discussed in the risk factors that follow as well as negative, inconclusive or otherwise unfavorable results from any studies or clinical trials, such as those that we obtained with respect to MT 500, which led to our decision to discontinue development of that product candidate in 2002. We have also decided to discontinue development of MT 100 in the U.S. and to explore the possibility of selling or otherwise disposing of the MT 100 asset, based upon the determination of an FDA Advisory Committee in August 2005. The Advisory Committee determined, following our receipt of a not approvable letter from the FDA in 2004, that the potential, but unquantified, risk of tardive dyskinesia, an involuntary movement disorder associated with the use of metoclopramide, one of the components of MT 100, outweighed the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Further, based upon our understandings from our recent communications with the FDA, in which the FDA restated its concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, we do not believe it is possible to reverse the not approvable status of MT 300 stated in the not approvable letter we received from the FDA in 2003.

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

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreement with GSK for Trexima. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

Changes in regulatory approval policy or regulations or in the regulatory environment during the development period of any of our product candidates may result in delays in the approval, or rejection, of the application for approval of one or more of our product candidates. If we fail to obtain approval, or are delayed in obtaining approval, of our product candidates, our ability to generate revenue will be severely impaired.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory (Advisory) based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. For example, we believe that long-term cardiovascular safety studies will be required for NDA approval of our oral lornoxicam product candidate. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our product candidates which contain NSAIDs.

If we, or our current or future collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates. Further, if we are delayed in obtaining or unable to obtain, any required approvals, our collaborators may be entitled to terminate their agreements with us or reduce or eliminate their payments to us under these agreements or we may be required to pay termination payments under these agreements.

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

In the United States, a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek outside the United States. For example, as described in the risk factor that follows, we are currently seeking to resolve issues raised by the MHRA related to our MAA for MT 100 in the UK.

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our current collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. We have begun discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement.

We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

If we are unable to address satisfactorily the comments we received on our Marketing Authorization Application (MAA) for MT 100 in the UK and do not receive marketing approval of MT 100 in the UK, it would not be possible to market MT 100 in the UK or to use the mutual recognition procedure in the European Union. Further, our ability to sell MT 100 to a third party may be adversely affected.

In September 2003, we received a letter of comments relating to the MAA we submitted for MT 100 from an MHRA Advisory Committee. The most significant comment in the MHRA Advisory Committee’s letter of comments was that we provide additional data to support the benefits of the combination of metoclopramide hydrochloride and naproxen sodium in MT 100. We provided additional data and supplemental information to the MHRA Advisory Committee in 2004 to address the MHRA Advisory Committee’s questions and, in January 2005, the MHRA Advisory Committee advised us in a letter that it was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided we supply certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. These conditions and the additional information requested generally relate to minor modifications to the Summary of Product Characteristics and to the patient leaflet and labeling information, and an update of certain areas of the pharmaceutical data. The MHRA is not bound by the MHRA Advisory Committee’s comments, and, although we believe we have addressed the requests of the MHRA Advisory Committee as set forth in its letter to us, we can give no assurance that the MHRA Advisory Committee will accept the supplemental information we supplied or that the MHRA will follow the MHRA Advisory Committee’s recommendations. Without approval of our MAA in the UK by the MHRA, MT 100 could not be marketed in the UK. Further, it would not be possible to use the mutual recognition process to obtain approval of MT 100 in other European Union countries without first obtaining approval in another country in the European Union, which would result in increased expenses and time delays. As a part of our reevaluation of our European strategy for MT 100 following our decision to discontinue further development of MT 100 in the United States, we have begun to explore the possibility of selling or otherwise disposing of the MT 100 asset to a third party. Our inability to obtain market approval of MT 100 in the UK may adversely affect our ability to consummate such a transaction, or the value we may be able to realize in such a transaction should it be consummated. There can be no assurance that we will be successful in consummating such a transaction should we elect to do so.

Because we do not believe it is possible to convince the FDA to reverse its conclusion as stated in its not-approvable letter for MT 300, we do not expect to receive any revenue from sales of MT 300 in the United States.

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300. The letter was issued based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Further, the FDA noted that the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. Since our receipt of the not-approvable letter, we have had continuing communications with the FDA regarding the MT 300 NDA. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the MT 300 NDA. Therefore, we do not believe that we will receive any revenue from sales of MT 300 in the US.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the United States and a collaboration with Valeant NA in the United States for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason. Additionally, GSK may reduce the royalties on net sales of products payable to us under the agreement if generic competitors attain a pre-determined share of the market for products marketed under the agreement, or if GSK owes a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreement. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us if we choose to withdraw the NDA for MT 300 for commercial or financial reasons under the conditions specified in the agreement. Due to our belief that the FDA will not approve the NDA for MT 300, we have begun discussions with Valeant NA regarding termination of our agreement and Valeant NA has demanded payment of the $1.0 million withdrawal fee.

If our current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and commercialize our product candidates. Moreover, any future collaborations or license arrangements we may enter into may not be on terms favorable to us.

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

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, and clinical trials for our product candidates. Any unanticipated results, unforeseen costs or delays in the conduct of these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could reduce, delay or eliminate our receipt of revenues for one or more of our product candidates and adversely affect our ability to achieve profitability.

Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA or the regulatory authorities in other countries. Our existing and future product candidates are and will be in various stages of clinical development. Depending upon the type of product candidate and the stage of the development process of a product candidate, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, as well as clinical trials, on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. For example, long-term cardiovascular safety studies, such as those the FDA has indicated will be required for approval of certain product candidates containing NSAIDs, typically take approximately three years. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs.

It should be noted that the results of our clinical trials are not necessarily predictive of results we will obtain in subsequent clinical trials. This may occur for many reasons, including, among others, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, our results from the first of our two Phase 3 pivotal clinical trial of Trexima differed from the results of our second Phase 3 clinical trial and the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Trexima failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

Further, even though we may have completed all planned clinical trials for a product candidate and submitted an NDA for such product candidate, the FDA may require us to conduct additional clinical trials, studies or investigations to support our NDAs. We may also determine from time to time that it would be necessary to seek to persuade the FDA to evaluate the results of a study or trial in a manner that differs from the way the FDA initially evaluated the results, or customarily evaluates results. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies for Trexima or other MT 400 product candidates we may develop.

Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs on May 28, 2004 and October 17, 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 in the U.S.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. Our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., Astra Zeneca, Johnson & Johnson and Pfizer, Inc.), biotechnology companies, universities and public and private research institutions. Based upon their migraine portfolios and the overall competitiveness of our industry, we believe that we face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology.

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

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied.

In September 2004, two derivative actions were filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the same product candidates MT 100 and MT 300 that are referenced in the various purported class action lawsuits. The cases have been consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, we filed a motion to dismiss the consolidated and amended complaint. On August 9, 2005, oral arguments were made before the North Carolina Business Court. The Court has not yet ruled on the motion to dismiss.

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

For fiscal years 2002 through 2004, our average annual operating expenses (including average non-cash deferred compensation of $2.2 million) were $24.6 million. We are currently expecting operating expenses for the 2005 fiscal year to be between $28.0 million and $30.0 million, excluding any non-cash compensation expense that would result from the award of stock options upon the adoption of SFAS 123(R). As of September 30, 2005, we had $31.3 million in cash and cash equivalents and short-term investments. If our operating expenses in 2005 and 2006 are at the level of our currently expected operating expenses for 2005 and if we do not receive any additional milestone payments under any of our collaboration agreements, in particular $20.0 million in remaining milestone payments payable by GSK related to the Trexima NDA and the commercialization of Trexima, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an employment agreement with us on April 1, 1999, as amended and restated on July 25, 2001, for a three-year term with automatic one-year renewal terms. We also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, Kristina M. Adomonis, Senior Vice President, Business Development, or Dr. W. James Alexander, Senior Vice President, Product Development, or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	developments in new or pending litigation;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through September 15, 2005, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 34% of our standing shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the Securities and Exchange Commission, and are seeking effectiveness of, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. These shares will not be registered until the registration statement is declared effective by the Securities and Exchange Commission. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied.

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

The plaintiffs in the derivative actions have filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, we filed a motion to dismiss the consolidated amended complaint. Oral arguments were made to the North Carolina Business Court on August 9, 2005. The Court has not yet ruled on the motion to dismiss.

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

POZEN Inc. (Registrant)

November 9, 2005	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 9, 2005	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 9, 2005	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.