Form 10-K/A
period 2004-12-31
POZEN INC /NC
filed 2005-12-13
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

POZEN INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 of POZEN Inc. is filed solely for the purpose of amending and restating (a) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to include (i) disclosure relating to the uncertainties in applying critical accounting policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions is material to investors; and (ii) disclosure in liquidity and capital resources clarifying the offering of 8,540,00 shares of common stock covered by the shelf registration statement on Form S-3; and (b) Part II, Item 8 Financial Statements and Supplementary Data, to include (i) a revised Report of Independent Auditors; and (ii) revised revenue recognition disclosure in Note 1 Significant Accounting Policies. In addition, in connection with the filing of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004, and pursuant to the rules of the Securities and Exchange Commission, we are including certain currently dated certifications. Except as described above, no other changes have been made to the Annual Report on Form 10-K for the year ended December 31, 2004. This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 continues to speak as of the date of the Annual Report on Form 10-K for the year ended December 31, 2004, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 to reflect any events that occurred at a date subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2004. The filing of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 is not a representation that any statements contained in items of the Annual Report on Form 10-K for the year ended December 31, 2004 other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report on Form 10-K for the year ended December 31, 2004.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations is replaced in its entirety with the following:

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

MT 100. In July 2003, we submitted an NDA to the FDA for MT 100. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA. Since the issuance of the not-approvable letter, we have had continuing communications with the staff of the FDA to seek to persuade the FDA that MT 100 should be approved based upon the data that we submitted in the NDA for MT 100. We and the FDA have agreed to present MT 100 data, with particular emphasis on the potential risk of tardive dyskinesia, to an FDA advisory committee. The FDA has advised us that the meeting with the advisory committee, which we previously reported had been tentatively scheduled for May 2005, has been postponed due to FDA scheduling conflicts. We do not know when the meeting will be rescheduled, however we have been informed by the FDA that the rescheduled meeting date will be available, in advance, when published in the Federal Register.

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

We have incurred direct development costs associated with the development of our exploratory programs, the lornoxicam and PN product candidates, for the fiscal year ended December 31, 2004 and from inception date to of $2.5 million and $4.3 million, respectively. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the audit committee of our board of directors. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. The Company has historically discussed three critical accounting estimates; revenue recognition, accrued expenses and income taxes.

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

Under SAB 101 recognition of revenue from non-refundable up-front payments is deferred by us upon receipt and recognized over the period ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. If regulatory approvals or other events relating to the Company’s product candidates are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products would prospectively be accelerated or reduced accordingly.

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

Royalty revenue has not previously been received but will be recognized related to the manufacture, sale or use of our products or technology. For those arrangements where royalties are reasonably estimable, we will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Additionally, our licensing agreements may include payment for services provided by us on an hourly rate and direct expenses. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project.

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes to the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition.

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

As of December 31, 2004, we had $51.8 million in cash and cash equivalents. If our operating expenses in 2005 and 2006 are at the level of our currently expected operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements, during 2005 and 2006, we will not have sufficient cash reserves to maintain our level of business activities throughout 2006. Further, our expenses might increase in 2005 and 2006 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for MT 100, MT 300 and Trexima. We do not currently have any milestone or other required material payment obligations during that period. However, our efforts to reverse the FDA’s not-approvable letters on MT 100 and MT 300 and other regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, including to fund additional unplanned development activities. In February 2004, we filed with the Securities and Exchange Commission (SEC) a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Such registration statement has not yet been declared effective. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from sales of those shares made by the selling stockholders. The shares of our common stock covered by the registration statement can not be sold until the registration statement is declared effective by the SEC. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements and notes thereto are included elsewhere in this Amendment No. 1 to Annual Report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

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

Registrant: POZEN Inc.

Date: December 12, 2005	By:	/s/ John R. Plachetka
John R. Plachetka Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 12, 2005

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration (Chief Financial Officer)	December 12, 2005

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Financial and Accounting Officer)	December 12, 2005

/s/ James R. Butler James R. Butler	Director	December 12, 2005

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	December 12, 2005

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	December 12, 2005

/s/ Paul J. Rizzo Paul J. Rizzo	Director	December 12, 2005

/s/ Bruce A. Tomason Bruce A. Tomason	Director	December 12, 2005

/s/ Peter J. Wise Peter J. Wise	Director	December 12, 2005

/s/ Ted G. Wood Ted G. Wood	Director	December 12, 2005

POZEN Inc.

(A Development Stage Company)

Audited Financial Statements

The Audited Financial Statements were replaced in its entirety as follows:

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

The Company’s independent auditors, Ernst & Young, LLC, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on page 34 in this annual report on Form 10-K.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from September 25, 1996 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period from September 25, 1996 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

Raleigh, North Carolina

March 7, 2005, except for the revenue recognition section of Note 1 as to which the date is November 9, 2005

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from September 25, 1996 (inception) through December 31, 2004 and our report dated March 7, 2005, except for the revenue recognition section of Note 1 as to which the date is November 9, 2005, expressed an unqualified opinion thereon.

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

In June 2003, the Company signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid the Company an upfront fee of $500,000. The Company is eligible to receive milestone payments in an aggregate amount of between $500,000 and $1.0 million upon the occurrence and timing of certain regulatory approvals, including the approval of the MAA in the UK and in the other countries where Nycomed has rights. In addition, Nycomed is obligated to pay the Company a specified royalty on all sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the latter of the expiration of the last to expire issued applicable patent in the particular country or 15 years. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The license agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if the Company defaults under the agreement or the MAA is not approved by a specified date or is withdrawn. Nycomed can terminate the applicability of the agreement to a particular country if the Company withdraws the required regulatory application in that country. If the Company withdraws a regulatory application in any of the countries identified in the agreement, it will be required to pay a withdrawal fee in amounts that range from $112,500 to $400,000. In September 2003, the Company received a letter of comments on the MAA from the MHRA Advisory Committee. In March 2004, the Company submitted its complete response to the concerns identified by the MHRA Advisory Committee and met with the MHRA Advisory Committee in January 2005 to answer questions concerning the Company’s response. In January 2005 the Company was notified that the MHRA Advisory Committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided the Company supplied certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. The Company has provided the information which it believes addresses all the conditions set forth by the MHRA Advisory Committee. Assuming the issues raised in the September 2003 MAA comment letter are satisfactorily resolved and the Company receives unconditional approval of the MAA from the MHRA, the Company intends to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

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
	($ in thousands)
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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.*

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.2	Stock Option Plan of the Registrant.*

10.3	First Amendment to Stock Option Plan dated February 14, 1997.*

10.4	License Agreement dated September 24, 1999 between the Registrant and F. Hoffman-La Roche Ltd. *

10.7	2000 Equity Compensation Plan of the Registrant, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed July 30, 2004).***

10.8	Form of incentive stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed July 30, 2004).***

10.9	Form of nonqualified stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed July 30, 2004).***

10.10	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 14, 2001). †

10.11	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed October 31, 2001).***

10.12	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed October 31, 2001).***

10.13	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed October 31, 2001).***

10.14	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2004).***

10.15	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.16	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q filed October 31, 2001).***

10.17	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Form 10-Q filed October 31, 2001).***

10.18	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Form 10-K filed April 1, 2002).†

10.19	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Form 10-K filed April 1, 2002).

10.20	First Amendment of 2000 Equity Compensation Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K filed March 28, 2003).***

10.21	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 12, 2003).†

Exhibit No.	Description
10.22	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 12, 2003).†

10.23	License Agreement dated June 30, 2003 between the Registrant and Nycomed Danmark ApS. (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 12, 2003).†

10.24	Collaboration and Licensing Agreement dated September 3, 2003 between POZEN and Xcel Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 6, 2003).†

10.25	Form of Non-Qualified Stock Option Agreement Under Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

21.1	List of subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Form 10-K filed March 9, 2005).

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
****	The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.