Form 10-K/A
period 2004-12-31
POZEN INC /NC
filed 2006-01-11
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

POZEN INC.

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2004 of POZEN Inc. is filed solely for the purpose of amending and restating Part II, Item 8 Financial Statements and Supplementary Data, to include a revised Report of Independent Auditors. In addition, in connection with the filing of this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2004, and pursuant to the rules of the Securities and Exchange Commission, we are including certain currently dated certifications. Except as described above, no other changes have been made to the Annual Report on Form 10-K for the year ended December 31, 2004, as previously amended. This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2004 continues to speak as of the date of the Annual Report on Form 10-K for the year ended December 31, 2004, and we have not updated the disclosures contained in this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2004 to reflect any events that occurred at a date subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2004. The filing of this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2004 is not a representation that any statements contained in items of the Annual Report on Form 10-K for the year ended December 31, 2004 other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report on Form 10-K for the year ended December 31, 2004.

PART II

Item 8. Financial Statements and Supplementary Data

Our financial statements and notes thereto are included elsewhere in this Amendment No. 2 to Annual Report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules:

1. Financial Statements

The following financial statements and reports of independent auditors are included herein:

2. Financial Statement Schedules

    Not applicable.

3. List of Exhibits

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: POZEN Inc.

Date: January 10, 2006	By:	/s/ John R. Plachetka
John R. Plachetka Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 10, 2006

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration (Chief Financial Officer)	January 10, 2006

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Financial and Accounting Officer)	January 10, 2006

/s/ James R. Butler James R. Butler	Director	January 10, 2006

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	January 10, 2006

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	January 10, 2006

/s/ Paul J. Rizzo Paul J. Rizzo	Director	January 10, 2006

/s/ Bruce A. Tomason Bruce A. Tomason	Director	January 10, 2006

/s/ Peter J. Wise Peter J. Wise	Director	January 10, 2006

/s/ Ted G. Wood Ted G. Wood	Director	January 10, 2006

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 7, 2005, except for the revenue recognition section of Note 1 as to which the date is November 9, 2005.

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

In June 2003, the Company signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries. Under the terms of the agreement, Nycomed will have exclusive rights in Denmark, Sweden, Norway and Finland to commercialize MT 100 upon its approval in these countries. Upon execution of the agreement, Nycomed paid the Company an upfront fee of $500,000. The Company is eligible to receive milestone payments in an aggregate amount of between $500,000 and $1.0 million upon the occurrence and timing of certain regulatory approvals, including the approval of the MAA in the UK and in the other countries where Nycomed has rights. In addition, Nycomed is obligated to pay the Company a specified royalty on all sales of MT 100, based upon the higher of an agreed percentage of sales on a country-by-country basis, subject to reduction in the event of generic competition, or an agreed dollar amount per unit sold subject to reduction under certain conditions, until the latter of the expiration of the last to expire issued applicable patent in the particular country or 15 years. The scheduled expiration date of the patent that is currently applicable in Sweden, Finland and Denmark is November 12, 2016. There is no applicable patent in Norway. The license agreement will expire on a country-by-country basis upon the later of (a) the date of expiration of all royalty obligations in a particular country, which is scheduled for November 12, 2016 in Sweden, Finland and Denmark, and (b) 15 years after the date of first commercial sale of MT 100 in such country under the agreement. Nycomed has the right to terminate the agreement if the Company defaults under the agreement or the MAA is not approved by a specified date or is withdrawn. Nycomed can terminate the applicability of the agreement to a particular country if the Company withdraws the required regulatory application in that country. If the Company withdraws a regulatory application in any of the countries identified in the agreement, it will be required to pay a withdrawal fee in amounts that range from $112,500 to $400,000.In September 2003, the Company received a letter of comments on the MAA from the MHRA Advisory Committee. In March 2004, the Company submitted its complete response to the concerns identified by the MHRA Advisory Committee and met with the MHRA Advisory Committee in January 2005 to answer questions concerning the Company’s response. In January 2005 the Company was notified that the MHRA Advisory Committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided the Company supplied certain additional information and meet certain conditions, as outlined by the MHRA Advisory Committee. The Company has provided the information which it believes addresses all the conditions set forth by the MHRA Advisory Committee. Assuming the issues raised in the September 2003 MAA comment letter are satisfactorily resolved and the Company receives unconditional approval of the MAA from the MHRA, the Company intends to seek approval of MT 100 in Denmark, Sweden, Norway and Finland through the European Union Mutual Recognition Procedure.

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