Form 10-K
period 2005-12-31
POZEN INC /NC
filed 2006-03-08
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Title of each class
Common Stock Preferred Share Purchase Right

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2005 was $204,067,579. As of March 1, 2006, there were outstanding 29,135,519 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

POZEN INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “ Item1A - Risk Factors.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. We are also exploring the development of product candidates in other pain-related therapeutic areas. We intend to enter into collaboration agreements to commercialize our product candidates, and have entered into, and expect to continue to enter into such collaborations. We have not obtained regulatory approval to market any of our product candidates in the United States (U.S.). The United Kingdom’s (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) has issued a marketing authorization for our product candidate MT 100 for the acute treatment of migraine in the UK.

Our business activities to date have included:

•	product candidate research and development;

•	designing and funding clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

Our Principal Product Candidates

We are currently developing TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and received confirmation from the FDA in October 2005 that the NDA had been accepted for review. We anticipate receiving an “action letter” on the NDA from the FDA in June 2006.

We are also exploring the development of product candidates that combine an acid inhibitor with an NSAID. These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, with fewer gastrointestinal complications compared to an NSAID taken alone. We currently have two PN product candidates in development that combine a proton pump inhibitor (PPI) with an NSAID in a single tablet – PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. We expect to begin Phase 3 studies for at least one of our PN product candidates in the middle of 2006. A third product candidate under this exploratory program, PA 325, a combination of a PPI and aspirin, is currently in formulation development.

In addition, we are exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan). These product candidates, which are being developed under an exclusive license agreement with Nycomed Danmark ApS (Nycomed) granting us certain rights to develop and commercialize products containing lornoxicam, are intended to treat pain or other pain-related indications. We have filed Investigational New Drug Applications (INDs) with the FDA for an oral and an injectable lornoxicam formulation.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2005, our accumulated deficit was approximately $112.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. In the year ended December 31, 2005, our research and development expenses represented approximately 67% of our total operating expenses.

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Trexima and our other product candidates in the clinical and regulatory process;

•	the establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	costs related to the pending class action lawsuit against us and our president and chief executive officer relating to the approvability of MT 100 and MT 300.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and currently plan to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing drugs for the treatment of acute and chronic pain and other pain-related conditions. The principal elements of our business strategy are to:

•	Develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is the clinical development and regulatory approval of Trexima. A key element of our strategy is to establish collaborations with leading corporations to commercialize our product candidates, and we have entered into and expect to continue to enter into such commercialization collaborations. Where appropriate, we may also elect to develop sales and distribution capabilities internally in order to commercialize (alone or with a partner) one or more of our product candidates. In certain instances, we may also promote our products in collaboration with other pharmaceutical companies.

•	Build a product pipeline through innovation, in-licensing and acquisition. We intend to build our product pipeline through innovation, in-licensing and/or acquisition of select proprietary product candidates. We will focus primarily on developing other products for the treatment of acute and chronic pain and other pain-related conditions with significant commercial potential in which members of our management team have development or other relevant expertise. These will include novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

•	Leverage development efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted and plan to contract with third parties for product candidate testing, development and manufacturing.

Status of Our Product Candidates and Exploratory Programs

Migraine

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

Despite these shortcomings, in 2005, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, total triptan sales in the U.S. were approximately $2.0 billion. Imitrex®, marketed by GSK, is the leading triptan product. There are currently three types of triptan formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for Imitrex of all three of these formulations totaled approximately $1.1 billion in 2005. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

MT 400/Trexima

Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID for the U.S. market. The combinations covered by the agreement are among the combinations of our MT 400 technology. Trexima is the proposed brand name for the combination of GSK’s sumatriptan and naproxen sodium in a single tablet being developed pursuant to our agreement with GSK.

We commenced a Phase 3 clinical program for Trexima in the second half of 2004.

As part of our Phase 3 program, we conducted two Phase 3 pivotal trials using a formulation of Trexima developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Trexima, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours; we believe that this is the current FDA standard for establishing efficacy of migraine products. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Trexima (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination is sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine.

In February 2005, we completed the first Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<.001) and, with the exception of the incidence of nausea-free at two hours, all other regulatory endpoints were met (p <.001). Trexima did reach statistical significance for the nausea endpoint compared to placebo by three hours and maintained superiority through twenty-four hours. All of the active treatments (Trexima, sumatriptan and naproxen) had a similar incidence of nausea at two hours compared to placebo. In April 2005, we completed the second Phase 3 pivotal trial, in which Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

We met with the FDA in April 2005 to discuss the results of our two Phase 3 pivotal trials, along with other information required for the submission of the Trexima NDA. The Trexima NDA submission was made in August 2005 and was accepted for review by the FDA in October 2005. Based upon discussions at the April 2005 pre-NDA meeting, we believe that no additional pre-clinical or clinical trials are necessary; however, we cannot guarantee that additional studies will not be necessary following the FDA’s review of the NDA. In October 2005, we received a $20.0 million payment from GSK, payable under our collaboration agreement with GSK upon the FDA’s acceptance for review of the Trexima NDA.

In addition to our Phase 3 pivotal studies, we have completed two additional pharmacokinetic Phase 1 studies requested by the FDA and these were submitted to the FDA within the Trexima NDA. We also completed a long-term, twelve-month open label safety study for Trexima. The final results of this study were submitted to the NDA, as previously agreed with FDA, in December 2005 in the 120-day safety update report. Further, GSK has funded and continues to conduct pre-approval market support studies for Trexima under our IND. Additional safety data from two of these GSK-sponsored studies were submitted to the FDA within the 120-day safety update report, and the final reports of these studies will be filed to the IND during the first quarter of 2006. We do not believe that the submission of these additional data will affect the timing of the FDA’s review of the Trexima NDA.

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

MT 100

In July 2003, we submitted an NDA to the FDA for our product candidate MT 100, a combination of metoclopramide hydrochloride and naproxen sodium. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA. After the issuance of the not-approvable letter, we had continuing communications with the FDA seeking to persuade the FDA that MT 100 should be approved. In August 2005, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee (Advisory Committee) concluded that the potential but unquantified risk of the occurrence of an involuntary neurological movement disorder known as tardive dyskinesia associated with the use of metoclopramide would outweigh the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Based on the outcome of the FDA Advisory Committee, we decided in September 2005 to discontinue further development of MT 100 in the U.S. and to reevaluate our MT 100 European strategy. As a part of that reevaluation, in September 2005 we terminated our license agreement with Nycomed for the development and commercialization of MT 100 in Denmark, Norway, Sweden and Finland in exchange for a payment to Nycomed of $250,000. We are exploring the possibility of selling or otherwise disposing of the MT 100 asset to a third party, although there can be no assurance that we will, or will be able to, consummate such a transaction.

In October 2002, we submitted a Market Authorization Application (MAA) for MT 100 for the acute treatment of migraine to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK). We responded to comments relating to our MAA we had received in September 2003 from an MHRA advisory committee. In January 2005, we were notified that the MHRA advisory committee was prepared to advise the MHRA that a marketing authorization could be granted for MT 100 in the UK, provided that we supply certain additional information and meet certain conditions, as outlined by the MHRA advisory committee. We responded to the request, and in November 2005 received notification that the MHRA had granted us marketing approval for MT 100 in the UK.

We are not currently conducting and do no not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. Subsequently, we continued our communications with the FDA throughout 2004 and 2005 regarding the NDA and the not-approvable letter. Based upon our understandings from our most recent communications with the FDA, in which the FDA affirmed its previously stated concerns that approval of the NDA was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, and our understanding of the current FDA standards for approving migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300.

We have, therefore, begun discussions with Valeant NA regarding termination of our MT 300 commercialization agreement. In July, 2005, we received a letter from Valeant NA seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. We do not believe that the withdrawal fee is payable under the circumstances of receipt of a not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300.

PN/PA Program

We have begun exploratory formulation development and clinical studies for combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, with fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We have designated this program as our PN/PA suite of product candidates. Our current PN product candidates in this program are PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. Our PA product candidate, PA 325, which is currently in formulation development, is a combination of a PPI and aspirin.

In late 2004, we requested a pre-IND meeting with the FDA to discuss our exploratory proprietary tablet formulations containing a traditional non-selective NSAID and a PPI. Our studies in human volunteers have suggested that such fixed combinations could provide a degree of protection against the development of gastric ulcers in patients who require the daily use of an NSAID drug for arthritis or other chronic inflammatory conditions. We met with the FDA in January 2005 and discussed our proposals for studies to obtain approval of PN 100. At a second meeting with the FDA in September 2005, we reaffirmed our understandings and discussed our development plans for studies to pursue FDA approval of PN 200. At each of the meetings in 2005, the FDA agreed that by including naproxen as the NSAID within the PN formulation, POZEN could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of naproxen. Pharmacokinetic data from a study in volunteers, while not conducted as a formal bioequivalence study, provided data that we believe suggests that a formal bioequivalence study will confirm that the PN product is bioequivalent to marketed naproxen. Based on our discussions with the FDA, we believe we should be able to initiate Phase 3 studies for our PN product candidates in mid-2006. We currently plan to take only one PN product candidate into Phase 3 in 2006.

At our September 2005 meeting with the FDA, we also discussed implications of the FDA’s guidance issued in June 2005 concerning labeling of NSAID-containing products, which resulted from an FDA advisory committee meeting held in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on these discussions, we believe that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN and PA product candidates.

We submitted a Special Protocol Assessment (SPA) to the FDA, in February 2006, for our pivotal Phase 3 studies for PN 200. A response from the FDA is anticipated in the second quarter of 2006.

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PN/PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PN/PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

Lornoxicam Program

In this program, we have begun development work and conducted clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. Our exploratory and development work is being conducted under an exclusive license agreement with Nycomed, pursuant to which Nycomed licensed to us certain rights to develop and commercialize products containing lornoxicam. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates.

Oral Tablet Formulation. We filed an IND with the FDA in 2003 for an oral lornoxicam tablet formulation and completed our first human study with this formulation in 2004 in patients undergoing dental surgery. This single-site trial evaluated the efficacy and safety of single doses of lornoxicam (at three different dose strengths), ibuprofen and placebo in 125 patients undergoing dental surgery for impacted third molars. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided evidence of efficacy in this pain model. In September 2004, we met with the FDA to review the results of this study, to discuss information provided in the IND and to discuss non-clinical issues and potential additional clinical studies. We provided additional analyses and information requested by the FDA following that meeting. As a result of the FDA advisory committee meeting, described above, that was held in February 2005 to address the safety and cardiovascular risks of NSAIDs, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our oral tablet lornoxicam product candidate.

Injectable Formulation. We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. These studies include a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of post-operative bunionectomy pain and the pain of migraine headache. It is anticipated that the injectable formulation will be studied in the management of moderate to severe acute pain in the clinical setting and as such, we believe, based on our discussions to date with the FDA, that long term cardiovascular safety studies may not be required for NDA approval of this formulation. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and discuss with the FDA the clinical and non-clinical study requirements for approval of this and our other lornoxicam product candidates.

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

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. GSK has proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, being developed under the agreement. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to us in an amount up to $20.0 million upon the achievement of specified regulatory milestones relating to the NDA and upon notification of intent to commercialize Trexima. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle POZEN to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

Nycomed Danmark ApS (Nycomed)

Lornoxicam

In May 2003, we entered into a development, option and license agreement with Nycomed pursuant to which we obtained an exclusive license to certain development rights during the option period and an exclusive option to license certain rights to develop, manufacture and commercialize products containing lornoxicam. In July 2005, we exercised the option and were granted an exclusive license, with the right to sublicense, develop, manufacture and commercialize single-entity products and combination products containing lornoxicam in the U.S. (and its territories) and Canada (the Exclusive Territory). We were granted a non-exclusive license to develop and commercialize combination products containing lornoxicam in Belgium, Germany, Greece, France, Ireland, Luxembourg, The Netherlands, Austria, Finland, Denmark, United Kingdom, Sweden, Armenia, Azerbaijan, Belarus, Estonia, Georgia, Iceland, Kazakhstan, Kyrgyzstan, Latvia, Liechtenstein, Lithuania, Moldova, Norway, Russia, Switzerland, Tajikistan, Turkmenistan, Ukraine and Uzbekistan (the Limited Territory). We were granted a non-exclusive license to manufacture single-entity and combination products containing lornoxicam outside of the Exclusive Territory, excluding certain countries. We granted Nycomed a right of first refusal with respect to the development, manufacturing and commercialization, in Iceland, Denmark, Norway, Finland, Sweden, Lithuania, Latvia, Estonia, Azerbaijan, Armenia, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan and Ukraine, of certain combination lornoxicam products that we may develop under the agreement.

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

As a part of the agreement, Nycomed will supply us with all of our required clinical supply of active drug substance, and may also supply some clinical trial materials under certain conditions. Under the agreement, subject to Nycomed’s ability to meet a specified percentage of our and each of our sublicensee’s requirements, we and each of our sublicensees (each, a buyer) must purchase all of their required commercial supply of active drug substance from Nycomed for a minimum of five years. For each buyer, this exclusive 5-year purchase commitment for each of the Exclusive Territory and the Limited Territory begins with the buyer’s first commercial sale of its first licensed lornoxicam product in a particular specified country within the Exclusive Territory and the Limited Territory, respectively, as applicable.

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

MT 100

In June 2003, we signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries and received an initial license fee of $500,000. As a result of our decision to discontinue development of MT 100 in the U.S. and to re-evaluate our MT 100 European strategy, we terminated this agreement and the related supply agreement with Nycomed in September 2005 pursuant to the terms of a termination agreement. The termination agreement provided for the immediate termination of the license and supply agreements and all rights and obligations of the parties under those agreements, subject to the survival of certain specified provisions, including under the license agreement, those related to confidentiality and indemnification obligations, ownership rights, and limitation of warranty and liability, and under the supply agreement, those related to confidentiality obligations. Subject to these surviving provisions and the parties’ obligations under the termination agreement, the parties also agreed to mutually release each other from any and all present and future claims resulting from events existing as of the date of the termination agreement. As consideration for Nycomed’s consent to enter into the termination agreement and the mutual release, we paid Nycomed $250,000.

Valeant Pharmaceuticals North American (Valeant NA) (formerly Xcel Pharmaceuticals Inc.)

In September 2003, we signed an agreement with Valeant NA for the further development and commercialization of MT 300. In March 2005, Valeant Pharmaceuticals International (Valeant International) acquired Valeant NA. Under the terms of the agreement, Valeant NA would have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Valeant NA paid us an upfront fee of $2.0 million. Upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300, potential milestone payments of up to $8.0 million would be due. Valeant NA is also obligated to pay us royalties on all combined net sales of MT 300 and Valeant NA’s D.H.E. 45® (dihydroergotamine mesylate) Injection, upon commercialization of MT 300, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Valeant NA pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300, under the conditions described below. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Valeant NA must indemnify us for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while we must indemnify Valeant NA for any damages arising from such development, manufacture or use prior to the effective date. We must also indemnify Valeant NA for any use by us or any sub licensee of certain technology owned by Valeant NA.

Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant of this situation and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant decides to assume development, it would be credited $1.0 million in development expense. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions regarding termination of our commercialization agreement with Valeant NA. In July 2005, POZEN received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

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

We can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the withdrawal fee of $1.0 million described above.

Manufacturing

We currently have no manufacturing capability and we do not intend to establish internal manufacturing capabilities.

To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged clinical trial materials. We believe our current supplier agreements should be sufficient to complete our planned clinical trials. Pursuant to our development and commercialization agreement with GSK for MT 400, GSK supplies us with the required clinical trial materials to conduct our MT 400 clinical trials covered under the agreement. Use of third-party manufacturers enables us to focus on our clinical development activities, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third-party manufacturers for the commercial scale manufacturing of our products.

In January 2001, we entered into a Commercial Supply Agreement with DSM Pharmaceuticals, Inc. (DSM, formerly Catalytica Pharmaceuticals, Inc.) under which DSM is to supply us with all MT 100 for domestic and non-domestic commercial sale. We, or our commercial partners, are required to purchase all commercial supply of MT 100 from DSM for the initial term of the agreement (the first three years after FDA approval) and any extension thereof, unless DSM is unable to meet our, or our commercial partners’, requirements. We have the right to terminate the agreement under certain circumstances after the initial term.

In October 2001, we entered into a Commercial Supply Agreement with Lek Pharmaceuticals Inc. (Lek), a subsidiary of Novartis Pharma AG, under which Lek agreed to provide us with DHE, the active pharmaceutical ingredient of MT 300. We agreed to purchase DHE exclusively from Lek, which exclusivity is dependent upon Lek’s ability to meet our supply requirements and certain other conditions. Lek will supply to us solely and exclusively, under certain circumstances, until July 15, 2006, after which time Lek may, upon 90 days’ notice to us, convert its exclusive supply obligation under the agreement to a non-exclusive obligation. The agreement provides that we will pay Lek, under certain circumstances, a fee in addition to the agreed supply price for DHE, based on a percentage of MT 300 sales revenue. The initial term of the agreement terminates on the fifteenth (15th) anniversary of the date of the first commercial sale of MT 300, but is automatically renewed on an annual basis thereafter unless canceled or terminated. Either party may cancel the agreement upon a material breach. We may terminate the agreement if we elect to stop development or commercialization of MT 300, or after a period of time specified in the agreement. In addition, Lek may terminate the agreement after a certain period of time, under agreed transition, supply and know-how transfer provisions, if Lek decides to permanently cease the manufacture of DHE.

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2005, total triptan sales in the U.S. were approximately $2.0 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $1.1 billion in 2005, according to IMS.

Narcotics such as codeine and drugs containing analgesic/narcotic combinations, along with other non-narcotic pain medications, are also used for the treatment of migraine. If approved, our migraine product candidates will most likely compete with one or more of these existing migraine therapeutics, as well as any therapies developed in the future. Based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals will be our principal competitors if the Company’s migraine product candidates are approved.

The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral NSAIDs was approximately $3.6 billion in 2005, of which 49% was accounted for by the COX-2 inhibitors, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

Our lornoxicam product candidates represent a potential portfolio of oral and injectable products addressing unmet needs in several markets in the pain category. We are currently conducting proof of concept studies with injectable lornoxicam for migraine and pain applications. According to IMS in 2005, the injectable migraine and injectable non-narcotic analgesic market segments, where lornoxicam has potential applications, totaled approximately $208 million (primarily Imitrex injectable) and $50 million (primarily ketorolac), respectively, in the U.S. The oral pain segments, where lornoxicam has potential as a single entity or combination product, include the oral narcotic analgesic, oral NSAID/non-narcotic analgesic and oral muscle relaxant segments, which totaled approximately $4.6 billion, $4.2 billion, and $0.9 billion, respectively, in the U.S. in 2005 according to IMS.

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

We have seven issued U.S. patents and nine pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 400

We have three issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Europe, Hong Kong and Japan, and patent applications relating to our MT 400 technology pending in Canada and Japan. Oppositions were filed against the issued European patent in October 2005 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. We anticipate filing a response to these oppositions during 2006. The opposition proceedings and related appeals may take several years to conclude, during which time we cannot be certain whether the European patent protection will be maintained. During the time that the proceedings are ongoing, we believe that we have the right to enforce the patent against potential infringers. The expected expiration date of the issued patents relating to MT 400 is August 14, 2017. We have also filed U.S. and foreign patent applications with claims directed to formulations of MT 400.

PN/PA

We have one issued U.S. patent with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patent also has claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDs and to various treatment methods involving such compositions. The issued U.S. patent will expire on February 28, 2023. Additional patents which issue from the pending applications would be expected to expire on May 31, 2022.

MT 100

We have two issued U.S. patents and one allowed patent application, one with claims relating to dosage forms that can be used in administering metoclopramide and a long-acting NSAID to a patient with migraine headache and one with claims relating to various pharmaceutical compositions and treatment methods that can be used with migraine patients. Within these issued U.S. patents are also claims relating to a method of manufacturing a specific type of dosage form. We submitted one of our issued U.S. patents for reissue after determining that certain specified claims that are not central to our protection of MT 100 should not have been issued. A third party has filed a protest regarding the reissuance of that MT 100 patent. The reissue application is pending. We have issued patents in Australia, Europe and Canada and an allowed patent application in Japan, as well as an additional application pending in Japan. The expected expiration date of all the issued U.S. and foreign patents relating to MT 100 is November 10, 2016. Additional U.S. and foreign patents, if issued, are expected to expire in a similar timeframe.

MT 300

With respect to MT 300, we received U.S., European and Australian patents relating to a high potency formulation of DHE and formulations of DHE in a pre-filled syringe. We also have pending U.S., Canadian, Japanese and Australian patent applications with claims relating to high potency formulations and therapeutic packages, and we have patent applications pending in other major markets worldwide. The expected expiration date of all of the U.S. and foreign patents relating to MT 300 is March 15, 2020. Additional U.S. and foreign patents, if issued, would be expected to expire in a similar timeframe. We anticipate abandoning some or all of our foreign issued patents and some or all of our foreign pending patent applications relating to MT 300 during 2006.

Exploratory Programs

We have filed U.S. and international patent applications with claims directed to novel compositions and formulations for new product concepts that are currently in the exploratory stage. If we pursue these provisional applications into prosecution as regular patent applications, any patents which issue from these applications would be expected to expire between 2026 and 2027.

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

The steps required before a new drug product candidate may be distributed commercially in the U.S. generally include:

•	conducting appropriate preclinical laboratory evaluations of the product candidate’s chemistry, formulation and stability and preclinical studies in animals to assess the potential safety and efficacy of the product candidate;

•	submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an IND;

•	initiating clinical trials under the IND and addressing any safety or regulatory concerns of the FDA;

•	obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

Phase 1:	The product is initially introduced into human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

Phase 2:	The product candidate is studied in patients to identify possible adverse effects and safety risks, to determine dosage tolerance and the optimal dosage, and to collect some efficacy data;

Phase 3:	The product candidate is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring primary and secondary endpoints established at the outset of the study;

•	submitting the results of preclinical studies, and clinical trials as well as chemistry, manufacturing and control information on the product candidate to the FDA in a NDA; and

•	obtaining FDA approval of the NDA prior to any commercial sale or shipment of the product candidate.

This process can take a number of years and require substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, product candidate supply and financial support.

Even after FDA approval has been obtained, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, a supplement to our NDA may be required to be submitted to the FDA and approved.

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

The status of the NDAs we have submitted to the FDA for Trexima, MT 100 and MT 300 is discussed above in “Migraine Product Candidates – Trexima”, “Migraine Product Candidates – MT 100” and “Migraine Product Candidates – MT 300.”

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

Any product candidates manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product candidate. In addition to continued compliance with standard regulatory requirements, the FDA may also require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product candidate must be reported to the FDA. Product approvals may be affected and even withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

Before a medicinal product can be supplied in the European Union (EU), it must first be granted a marketing authorization. There are three routes by which this may be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU or the decentralized (DC) or mutual recognition (MRP) procedures through which the views of one national authority (Reference Member State – RMS) are “recognized” by other authorities (Concerned Member States – CMS) when conducting their reviews; the DC applies if the medicinal product in question has not yet received a marketing authorization in any member state at the time of the application whereas the MRP applies to a currently approved medicinal product. These processes lead to individual licenses in each member state for the supply of products in that country only. The centralized route is compulsory for biotechnology products and is optional for certain so-called ‘high technology’ products and products containing entirely new active substances. All products which are not authorized by the centralized route must be authorized by the DC or MRP unless the product is designed for use in a single country in which case a National Application can be made.

In the UK, the regulation of medicinal products is governed by the Medicines Act of 1968 and subsequent delegated legislation. Essentially all applications, which must include full details of the product and the research that has been carried out to establish its efficacy, safety and quality, must be presented for review by the competent authority, the MHRA.

The MHRA will assess the data presented to ensure that the product satisfies the appropriate requirements for efficacy, safety and quality. They may seek additional evaluation by an advisory committee, the Commission on Human Medicines. The Commission on Human Medicines may, if it wishes, advise the MHRA to refuse an application.

Fixed combination medicinal products that incorporate two previously approved active ingredients, such as certain of our combination product candidates, are only considered acceptable by the MHRA if the proposed combination is based on valid therapeutic principles. The possibility of interactions between the substances is assessed and to establish that either interactions do not occur, or if they do occur, they are clearly established and defined. Furthermore, special safety and efficacy requirements apply to fixed combination products in that the dosage of each active ingredient within the combination product must have a documented contribution within the combination and the combination should demonstrate a level of efficacy above that achieved by a single substance with an acceptable safety profile.

The status of our MAA for MT 100 is discussed above under “Migraine Product Candidates — MT 100.”

In making an application for a new medicinal product not governed compulsorily by the centralized procedure, typically use will be made of the DC although the MRP would be used if a marketing authorization were first secured in an RMS. The procedural steps for the DC and the MRP are governed by Directive 2001/83/EC, as amended, and are described in the Notice to Applicants, Volume 2A Chapter 2 - Mutual Recognition (updated version - November 2005). The procedures provide for set time periods for each process (DC - 120 days; MRP – 90 days) but if consensus is not reached between all the CMS and the RMS in that time, one has the option to withdraw the application from the dissenting country(ies) or support arbitration through the Co-ordination Group for Mutual Recognition and Decentralised Procedures (CMD) with referral to the Committee for Human Medicinal Products (CHMP). If a referral is made, the procedure is suspended; marketing of the product would only be possible in the RMS in the case of an MRP. The opinion of the CMD/CHMP, which is binding, could support or reflect the objections or alternatively reach a compromise position acceptable to all EU countries concerned. Arbitration can be avoided if the application is withdrawn in the objecting country, but once the application has been referred to arbitration it cannot be withdrawn. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

Internet Information

We maintain a website at www.pozen.com and make available free of charge through this website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.pozen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

As of January 31, 2006, we had a total of 35 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 35 employees, 19 hold advanced degrees, including nine with either M.D., Pharm.D. or Ph.D. degrees.

Executive Officers

Our current executive officers, and their ages as of February 1, 2006, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	52	Chairman, President and Chief Executive Officer

William L. Hodges	51	Senior Vice President, Finance and Administration, Chief Financial Officer

Marshall E. Reese, Ph.D.	60	Executive Vice President, Product Development

Kristina M. Adomonis	51	Senior Vice President, Business Development

W. James Alexander, M.D., M.P.H., F.A.C.P.	56	Senior Vice President, Product Development

John E. Barnhardt	56	Vice President, Finance and Administration

John R. Plachetka, Pharm.D. is Chairman of the Board of Directors, a co-founder, President and Chief Executive Officer of POZEN and has held such positions since our inception in 1996. Prior to founding POZEN, Dr. Plachetka was Vice President of Development at Texas Biotechnology Corporation from 1993 to 1995 and was President and Chief Executive Officer of Clinical Research Foundation-America, a leading clinical research organization, from 1990 to 1992. From 1981 to 1990, he was employed at Glaxo Inc. Dr. Plachetka received his B.S. in Pharmacy from the University of Illinois College of Pharmacy and his Doctor of Pharmacy from the University of Missouri-Kansas City.

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

Item 1A. Risk Factors

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. In addition to the inability to obtain regulatory approval, many other factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including those discussed in the risk factors that follow as well as negative, inconclusive or otherwise unfavorable results from any studies or clinical trials, such as those that we obtained with respect to MT 500, which led to our decision to discontinue development of that product candidate in 2002. We have also decided to discontinue development of MT 100 in the U.S. and to explore the possibility of selling or otherwise disposing of the MT 100 asset, based upon the determination of an FDA Advisory Committee in August 2005. The FDA Advisory Committee determined, following our receipt of a not approvable letter from the FDA in 2004 for our NDA for MT 100, that the potential, but unquantified, risk of tardive dyskinesia, an involuntary movement disorder associated with the use of metoclopramide, one of the components of MT 100, outweighed the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Further, based upon our understandings from our recent communications with the FDA, in which the FDA restated its concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, we do not believe it is possible to reverse the not approvable status of MT 300 stated in the not approvable letter we received from the FDA in 2003.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred losses in each year since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $112.5 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

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

Changes in regulatory approval policy or statutory or regulatory requirements, or in the regulatory environment, during the development period of any of our product candidates may result in delays in the approval, or rejection, of the application for approval of one or more of our product candidates. If we fail to obtain approval, or are delayed in obtaining approval, of our product candidates, our ability to generate revenue will be severely impaired.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. None of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved.

In the U.S., a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek outside the U.S.

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our current collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. We have begun discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300. The letter was issued based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Further, the FDA noted that the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. Since our receipt of the not-approvable letter, we have had continuing communications with the FDA regarding the MT 300 NDA. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the MT 300 NDA. Therefore, we do not believe that we will receive any revenue from sales of MT 300 in the U.S.

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

In addition, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into license or other collaborative agreements with others, including pharmaceutical companies and research institutions, such as our license and development agreement with Nycomed pursuant to which we obtained an exclusive license to certain rights to develop, manufacture and commercialize products containing lornoxicam. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the U.S. and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason. Additionally, GSK may reduce the royalties on net sales of products payable to us under the agreement if generic competitors attain a pre-determined share of the market for products marketed under the agreement, or if GSK owes a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreement. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us if we choose to withdraw the NDA for MT 300 for commercial or financial reasons under the conditions specified in the agreement. Due to our belief that the FDA will not approve the NDA for MT 300, we have begun discussions with Valeant NA regarding termination of our agreement and Valeant NA has demanded payment of the $1.0 million withdrawal fee.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determines, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Trexima clinical trials. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization would delay or eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreement with GSK, GSK has the first right to enforce our MT 400 patents and would have exclusive control over such enforcement litigation.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies for Trexima or other MT 400 product candidates we may develop.

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

The FDA may also require data in certain subpopulations, such as pediatric use, or, if such studies were not previously completed, may require long-term carcinogenicity studies, prior to NDA approval, unless we can obtain a waiver of such a requirement. We face similar regulatory hurdles in other countries to those that we face in the U.S.

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

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied.

In September 2004, two derivative actions were filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina. These actions allege violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the same product candidates MT 100 and MT 300 that are referenced in the various purported class action lawsuits. The cases were consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. In May 2005, we filed a motion to dismiss the consolidated and amended complaint. In August 2005, oral arguments were made before the North Carolina Business Court and, in a decision entered on November 10, 2005, the Court dismissed the consolidated and amended complaint “with prejudice”.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above. Furthermore, we will have to incur expenses in connection with this lawsuit, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. In addition, due to the extensive time needed to develop and test our products, any patents that we obtain may expire in a short time after commercialization. This would reduce or eliminate any advantages that such patents may give us. In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. Such is the case with our MT 400 patent in Europe, which is subject to opposition by Merck and Almirall Prodesfarma. Such opposition proceedings may not resolved for several years, and may result in the revocation of the issued patent.

In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. Such opposition proceedings may not be resolved for several years, and may result in the revocation of the issued patent.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringement. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreement with GSK, GSK has the first right to enforce our patents.

If we are found to infringe the patent rights of others, then we may be forced to pay damages in an amount that might irreparably harm our business and/or be prevented from continuing our product development and marketing activities. Additionally, if we or our development or commercialization collaborator seek to enforce our patents and are unsuccessful, we may be subject to claims for bringing a failed enforcement action, including claims alleging various forms of antitrust violations (both state and federal) and unfair competition. If we are found to be liable for such claims, then we may be forced to pay damages in an amount that might irreparably harm our business and/or be prevented from continuing our product development and commercialization activities. Even if we are successful in defending any such claims of infringement or in asserting claims against third parties, such litigation is expensive, may have a material effect on our operations, and may distract management from our business operations. Regardless of its eventual outcome, any lawsuit that we enter into may consume time and resources that would impair our ability to develop and market our product candidates.

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

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved healthcare product. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance.

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

For fiscal years 2003 through 2005, our average annual operating expenses (including average non-cash deferred compensation of $0.6 million) were $25.4 million. We are currently expecting operating expenses for the 2006 fiscal year to be between $32.0 million and $36.0 million, excluding any non-cash compensation expense that would result from the award of stock options upon the adoption of SFAS 123(R). As of December 31, 2005, we had $45.8 million in cash and cash equivalents and short-term investments. If our operating expenses in 2006 and 2007 are at the level of our currently expected operating expenses for 2006 and if we do not receive any additional milestone payments under any of our collaboration agreements, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations, including in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable under our MT 300 collaboration agreement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through March 1, 2006, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 34% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 2002, our corporate facilities have been located in 17,000 square feet in the Exchange Office Building in Chapel Hill, North Carolina under a lease commencing in March 2002 and expiring in 2010. We have the option to renew this lease for two additional four year terms for a total of up to eight years. We believe that the Exchange Office Building facility is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint in December 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied.

We and the other defendant believe that the allegations in this class action lawsuit are without merit and intend to continue to defend this case vigorously. While we cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operation or financial condition.

In September 2004, two derivative actions were also filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning our product candidates, MT 100 and MT 300, that are referenced in the class action lawsuit described above. The two cases were consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. In May 2005, we filed a motion to dismiss the consolidated amended complaint. Oral arguments were made to the North Carolina Business Court in August 2005, and, in a decision entered on November 10, 2005, the Court dismissed the consolidated and amended complaint “with prejudice”.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Price of and Dividends on the Registrant’s Common Equity

The Company’s common stock began trading on The Nasdaq National Market under the symbol “POZN” on October 11, 2000. As of March 1, 2006, we estimate that we had approximately 102 stockholders of record and approximately 3,777 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The Nasdaq National Market for the periods indicated.

	Price Range
2005 Fiscal Year	High	Low
First Quarter	$8.02	$4.84
Second Quarter	$8.75	$3.50
Third Quarter	$11.05	$7.25
Fourth Quarter	$11.02	$9.10

	Price Range
2004 Fiscal Year	High	Low
First Quarter	$18.46	$9.46
Second Quarter	$15.14	$5.07
Third Quarter	$10.00	$5.78
Fourth Quarter	$9.38	$6.48

On March 1, 2006, the closing price for our common stock as reported by The Nasdaq National Market was $17.78. We paid no cash dividends in 2005. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,					Period from September 26, 1996 (inception) through December 31,
	2001	2002	2003	2004	2005	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$3,717	$23,088	$28,647	$55,452
Operating expenses:
General and administrative	6,455	6,833	9,211	8,661	9,185	50,073
Research and development	18,627	18,762	9,904	20,399	18,769	126,009

Total operating expenses	25,082	25,595	19,115	29,060	27,954	176,082
Interest income (expense), net	3,380	1,040	535	711	1,266	9,043

Net income (loss)	(21,702)	(24,555)	(14,863)	(5,261)	1,959	(111,587)
Non-cash preferred stock charge	—	—	—	—	—	27,617
Preferred stock dividends	—	—	—	—	—	934
Common stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(21,702)	$(24,555)	$(14,863)	$(5,261)	$1,959	$(140,138)

Basic net income (loss) per common share	$(0.78)	$(0.87)	$(0.52)	$(0.18)	$0.07

Shares used in computing basic net income (loss) per common share	27,955	28,110	28,329	28,749	28,939

Diluted net income per common share	$(0.78)	$(0.87)	$(0.52)	$(0.18)	$0.07

Shares used in computing diluted net income per common share	27,955	28,110	28,329	28,749	29,623

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$73,959	$50,056	$60,481	$51,764	$45,838
Total assets	74,144	51,035	61,513	53,296	46,687
Total liabilities	3,523	1,836	25,883	21,585	12,788
Accumulated deficit	(69,801)	(94,356)	(109,219)	(114,480)	(112,521)
Total stockholders’ equity	70,621	49,199	35,630	31,711	33,899

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine.

Since inception, our business activities have included:

•	product candidate research and development;

•	designing and conducting clinical trials for our product candidates;

•	regulatory and clinical affairs;

•	intellectual property prosecution and expansion; and

•	business development, including product acquisition and/or licensing and collaboration activities.

We are currently developing Trexima in collaboration with GSK. Trexima is the proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the treatment of migraine. We have received marketing authorization in the UK from the MHRA for our other migraine product candidate, MT 100, a combination of metoclopramide hydrochloride and naproxen sodium. We have not obtained regulatory approval for any of our product candidates in the U.S. We are also exploring the development of product candidates in other pain and pain-related therapeutic areas under our PN/PA and lornoxicam development programs described below.

We have financed our operations and internal growth primarily through private placements of preferred stock, our initial public offering and, beginning in 2003, payments received under our collaborations. Beginning in the third quarter of 2003, we began recognizing revenue from initial payments received under our collaboration agreements. We currently have collaboration agreements with GSK for the development and commercialization in the U.S. of proprietary combinations of one or more of GSK’s triptans and a long-acting NSAID, and with Valeant NA for the further development and commercialization of MT 300 in the U.S. We also have entered into a development and license agreement with Nycomed, pursuant to which we have licensed certain rights to develop and commercialize products containing lornoxicam. We plan to continue to seek additional partnering opportunities to commercialize our product candidates.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2005, our accumulated deficit was $112.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates MT 100, MT 300 and Trexima, research and development costs associated with our exploratory programs and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. For the year ended December 31, 2005, our research and development expenses represented approximately 67% of our total operating expenses.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	the progress of Trexima and our other product candidates in the clinical and regulatory process;

•	the establishment of new collaborations and progress of our existing collaborations for the development and commercialization of any of our product candidates;

•	the acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	our costs related to the class action lawsuit that is pending against us and our president and chief executive officer relating to the approvability of MT 100 and MT 300. The status of this lawsuit is discussed under “Item 3. Legal Proceedings” herein.

Our ability to generate revenue is dependent upon our ability, alone or with others, to achieve the milestones set forth in our collaboration agreements and successfully develop our migraine and other product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $7.2 million for the fiscal year ended December 31, 2003, $16.2 million for the fiscal year ended December 31, 2004 and $13.4 million for the fiscal year ended December 31, 2005. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.1 million for the fiscal year ended December 31, 2003, $3.2 million for the fiscal year ended December 31, 2004 and $4.6 million for the fiscal year ended December 31, 2005. Other research and development department costs were $0.6 million for the fiscal year ended December 31, 2003, $1.0 million for the fiscal year ended December 31, 2004 and $0.8 million for the fiscal year ended December 31, 2005.

Trexima. In May 2004, we commenced a Phase 3 clinical program for Trexima. As part of the Phase 3 program, we have completed two Phase 3 pivotal trials designed to determine the effectiveness and safety of Trexima for the acute treatment of migraine as well as to satisfy the requirements of the FDA’s combination drug rule. In addition, we conducted a long-term, open label safety study. Along with these program trials, GSK has funded and continues to conduct pre-approval market support studies for Trexima under our IND. We filed an NDA for Trexima in August 2005 and the FDA accepted it for review in October 2005. Upon the FDA’s acceptance for review of the NDA, we received a $20.0 million milestone payment from our partner GSK. We anticipate receiving an “action letter” on the NDA from the FDA in June 2006.

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

We have incurred direct development costs associated with the development of MT 400/Trexima of $0.9 million for the fiscal year ended December 31, 2003, $10.9 million for the fiscal year ended December 31, 2004, $5.4 million for the fiscal year ended December 31, 2005 and $24.4 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN/PA Program. We currently have two PN product candidates in development under this development program – PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. A third product candidate, PA 325, a combination of a PPI and aspirin, is currently in formulation development.

Based on our discussions with the FDA during 2005 relating to the development plans for our PN product candidates, we believe we should be able to initiate Phase 3 studies for our PN product candidates in mid-2006. We currently plan to take only one PN product candidate into Phase 3 in 2006. We also had discussions with the FDA concerning the implications of the FDA’s guidance concerning labeling of NSAID-containing products issued in June 2005 as a result of an FDA advisory committee meeting held in February 2005 to address the safety of NSAIDs and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on those discussions, we believe that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN and PA product candidates.

We have incurred direct development costs associated with the development of our PN/PA program of $4.4 million for the fiscal year ended December 31, 2005 and $8.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

In May 2005, we submitted an IND to the FDA for an injectable lornoxicam formulation and, in June 2005, received FDA approval to conduct the first human study with this formulation under our IND. Phase 1 studies have been initiated for this injectable formulation, and we commenced Phase 2 studies in two pain models, bunionectomy and migraine, in December 2005. It is anticipated that the injectable formulation will be studied in the management of moderate to severe acute pain in the clinical setting and as such, we believe, based on our discussions with the FDA, that long term cardiovascular safety studies may not be required for NDA approval of this formulation. However, we cannot guarantee that such studies will not be required.

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

We have incurred direct development costs associated with the development of our lornoxicam program of $2.6 million for the fiscal year ended December 31, 2005 and $5.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

MT 100. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100, which we had filed in July 2003. In September 2005, after an FDA advisory committee concluded that the potential risk of tardive dyskinesia associated with the use of metoclopramide, one of the components of MT 100, outweighed the risks of the MT 100 combination, we decided to discontinue further development of MT 100 in the U.S. In November 2005, we received notification that the MHRA had granted us marketing approval for MT 100 in the UK, based on our MAA for MT 100 submitted in 2002 to the MHRA. We are exploring the possibility of selling or otherwise disposing of the MT 100 asset.

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We have incurred direct development costs associated with the development of MT 100 of $3.2 million for the fiscal year ended December 31, 2003, $0.8 million for the fiscal year ended December 31, 2004, $0.9 million for the fiscal year ended December 31, 2005 and $39.8 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In December 2002, we submitted to the FDA an NDA for approval of MT 300. In October 2003, we received a not-approvable letter from the FDA with respect to our NDA for MT 300. Subsequently, we submitted additional responses to the not-approvable letter and continued our communications with the FDA relative to the NDA. Based on our most recent discussions with the FDA, and our understanding of the current FDA standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300.

We are not currently conducting any clinical trials for MT 300. Given our current assessment that we do not believe we can reverse the not-approvable status of the NDA, we believe that we will not receive cash inflows from MT 300. The additional costs that we may incur include expenses relating to clinical trials, formulation, manufacturing and labeling of our product and regulatory consulting expenses required to address the FDA’s response to our application.

We have incurred direct development costs associated with the development of MT 300 of $0.8 million for the fiscal year ended December 31, 2003, $0.3 million for the fiscal year ended December 31, 2004, $0.1 million for the fiscal year ended December 31, 2005 and $14.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the audit committee of our board of directors. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We have historically discussed and continue to discuss three critical accounting estimates: revenue recognition, accrued expenses and income taxes.

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

We have not previously received royalty revenue but we anticipate such revenue will be recognized related to the manufacture, sale or use of our products or technology. For those arrangements where royalties are reasonably estimable, we will recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Additionally, our licensing agreements may include payment for services provided by us on an hourly rate and direct expenses. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project.

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes in the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition. Further, if regulatory approval for Trexima is accelerated, delayed or not ultimately obtained, then the amortization of revenues for this product would prospectively be accelerated or reduced accordingly.

As of December 31, 2005, we had deferred $7.6 million of revenue, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. We recognized revenue related to our collaborations of $28.6 million for the fiscal year ended December 31, 2005, $23.1 million for the fiscal year ended December 31, 2004 and $3.7 million for the fiscal year ended December 31, 2003.

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

Our management believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the level of services performed on or before a given date and the cost of such services involves subjective judgments and often must be based upon information provided by third parties. In the event that we do not identify certain contract costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported accrued expenses for such period would be too low or too high, as the case may be.

We recognized accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs, of $1.0 million for the fiscal year ended December 31, 2005, $1.4 million for the fiscal year ended December 31, 2004 and $0.8 million for the fiscal year ended December 31, 2003. The variance, at each of these ending periods, between the actual expenses incurred and the expenses accrued has been less than $125,000.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish an annual valuation allowance. We have not recorded any tax provision or benefit for the fiscal years ended December 31, 2005, 2004, or 2003 and have provided a valuation allowance for the full amount of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods. Until we record a tax provision or benefit based upon anticipated utilization of the prior operating loss carry-forwards, no estimate of the effect of a change in our estimated effective tax rate will be made.

Historical Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income (loss) per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2005 was $2.0 million or $0.07 per share (basic and diluted), as compared to net loss of $(5.3) million, or $(0.18) per share, for the fiscal year ended December 31, 2004.

Revenue: We recognized $28.6 million of revenue for the fiscal year ended December 31, 2005 as compared to $23.1 million for the fiscal year ended December 31, 2004. Revenue for the periods resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the year ended December 31, 2005 included a milestone payment of $20.0 million from GSK for acceptance of the Trexima NDA by the FDA in October 2005. Revenue for the year ended December 31, 2004 included milestone payments from GSK of $15.0 million we received at the commencement of Trexima Phase 3 clinical trial activities and $0.5 million we received for conducting Trexima Phase 1 clinical trial activities. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $7.6 million remains in deferred revenue at December 31, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $1.6 million to $18.8 million for the fiscal year ended December 31, 2005, as compared to the fiscal year ended December 31, 2004. The decrease was due primarily to a decrease in direct development costs for Trexima, partially offset by an increase in costs for the PN development program and increases in personnel costs. Direct development costs for Trexima decreased by $5.6 million to $5.4 million primarily due to a decrease in Phase 3 clinical trial activities during 2005, as compared to the same period of 2004. Direct development costs for the PN development program increased by $2.1 million to $4.4 million primarily due to increased product development activities during 2005 as compared to the same period of 2004. Research and development personnel costs increased $1.4 million to $4.6 million as compared to the same period of 2004, primarily due to an increase in personnel and related expenses. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.5 million to $9.2 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase was due primarily to an increase in the costs associated with our public company activities. Costs associated with our public company activities increased by $0.3 million to $3.4 million, primarily due to increases in directors’ and officers’ insurance, and increases in other consulting related costs, including auditing related activities. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.7 million for the fiscal year ended December 31, 2005 and $0.7 million for the fiscal year ended December 31, 2004. Investment income from bond amortization for the fiscal year ended December 31, 2005 totaled $0.6 million as compared to no investment income from bond amortization during the fiscal year ended December 31, 2004.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Net income (loss) per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2004 was $(5.3) million or $(0.18) per share (basic and diluted), as compared to a net loss of $(14.9) million, or $(0.52) per share, for the fiscal year ended December 31, 2003.

Revenue: We recognized $23.1 million of licensing revenue for the fiscal year ended December 31, 2004 as compared to $3.7 million for the fiscal year ended December 31, 2003. The $19.4 million increase resulted from the amortization of upfront payments we received in 2003 pursuant to development and commercialization agreements relating to MT 100, MT 300 and MT 400, from a $15.0 million milestone payment we received from GSK at the commencement of Trexima Phase 3 clinical trial activities in the second quarter of 2004 and from a $0.8 million payment from GSK for conducting Trexima Phase 1 clinical trial activities in the fourth quarter of 2004. Our license agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. Approximately $16.4 million remained in deferred revenue at December 31, 2004. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by 106% to $20.3 million for the fiscal year ended December 31, 2004, as compared to $9.9 million for the fiscal year ended December 31, 2003. The $10.5 million increase was due primarily to an increase in direct development costs for Trexima and our exploratory programs, and other departmental expenses, offset by a decrease in direct development costs associated with MT 100 and MT 300. Direct development costs associated with Trexima increased by $10.0 million to $10.9 million, primarily due to Phase 3 clinical trial activities during 2004, as compared to the same period of 2003. Direct development costs associated with our exploratory programs increased by $2.0 million to $4.1 million, primarily due to Phase 2 clinical trial activities for our lornoxicam program and pharmaceutical development activities for the lornoxicam and our other exploratory programs during 2004, as compared to 2003. MT 100 direct development costs decreased by $2.4 million to $0.8 million, primarily due to costs incurred in preparing and filing an NDA with the FDA in 2003, as compared to the same period of 2004. Direct development costs associated with MT 300 decreased by $0.5 million to $0.3 million, primarily due to MT 300 product supply expenses incurred during 2003 as compared to the same period of 2004. Research and development departmental expenses increased by $1.4 million to $4.2 million, primarily due to an increase in personnel related costs associated with our product development activities and legal and consulting costs incurred for MT 100 and MT 300 regulatory activities. We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by 6% to $8.6 million for the fiscal year ended December 31, 2004, as compared to $9.2 million for the fiscal year ended December 31, 2003. The $0.5 million decrease was due primarily to a decrease in the costs associated with our business development activities and personnel related expenses offset by an increase in costs related to our public company activities. Business development expenses decreased by $0.9 million to $1.9 million, primarily due to a greater level of pre-commercialization activities for MT 100 and MT 300 in 2003, as compared to the same period of 2004. Administrative expenses decreased by $0.7 million to $3.7 million in 2004, as compared to the 2003 period, primarily due to the payment of $1.0 million for incentive compensation to our chief executive officer in 2003. Costs associated with our public company activities increased by $1.1 million to $3.0 million, primarily due to legal fees associated with the class action litigation pending against us and other professional consulting fees incurred in preparing for Sarbanes-Oxley regulatory compliance. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Interest income: Interest income increased to $0.7 million for the fiscal year ended December 31, 2004, from $0.5 million for the same period of 2003. This increase was due to an increase in interest rates and our average cash balance available for investing during 2004, as compared to the same period of 2003.

Income Taxes

As of December 31, 2005, we had net operating loss carry-forwards of approximately $86.8 million for federal and state income tax purposes, which are available, subject to applicable limitations, to offset future federal and state taxable income, if any, which expire between 2013 and 2024. We also have research and development tax credit carry-forwards of approximately $7.8 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate a cumulative net operating loss carry-forward of approximately $5.8 million for the twelve months ending December 31, 2005 for income tax purposes and estimate an effective tax rate of 0% for the twelve months ended December 31, 2005. Our effective tax rate was 0% for the twelve-month period ended December 31, 2004. The estimated effective rate was based upon income for the fiscal year and estimates of our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash inflows of $63.3 million. At December 31, 2005, cash and cash equivalents, along with short-term investments, totaled $45.8 million, a decrease of $5.9 million compared to December 31, 2004. Our cash and cash equivalents are invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

During the first quarter of 2005, we moved $20.0 million into a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to less than twelve months, limits concentration to 5% or less and requires credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

Operating cash received during the twelve month period ended December 31, 2005 totaled $20.0 million. The $20.0 million was a milestone payment received from GSK in October 2005 as a result of the FDA’s acceptance for review of the Trexima NDA. We expect additional milestone payments from GSK in the aggregate amount of $20.0 million upon the approval of the Trexima NDA and GSK’s intent to commercialize Trexima. Cash received from financing activities during the period totaled $0.2 million reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash paid for operating activities totaled $27.4 million for the twelve-month period ended December 31, 2005. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash paid for operating activities was $27.4 million for the fiscal year ended December 31, 2005, $26.4 million for the fiscal year ended December 31, 2004 and $18.4 million for the fiscal year ended December 31, 2003. Net cash paid for investing activities during the period totaled $18.2 million, reflecting investing activities associated with the purchase of short-term securities. Cash required for our operating activities during 2006 is projected to be slightly higher than our 2005 requirements due to the expected cash required to continue development of our exploratory programs.

                As of December 31, 2005, we had $27.5 million in cash and cash equivalents and $18.4 million in short-term investments. If our operating expenses for 2006 and 2007 are at the level of our operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements during 2006 and 2007, including in particular $20.0 million in remaining milestone payments from GSK related to FDA approval of and GSK’s intent to commercialize Trexima, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for any of our product candidates. We are not currently obligated to make any milestone payments to third parties and do not currently have any other required material payment obligations during that period. However, regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable.

If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, including to fund additional unplanned development activities. We have filed with the Securities and Exchange Commission (SEC), and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success in obtaining regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer relating to MT 100 and MT 300.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2005, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	After 2010
	($ in thousands)
Operating leases[1]	$1,659	$385	$795	$479	$—
Product development agreements[2]	2,167	2,102	65	—	—

Total contractual obligations	$3,826	$2,487	$860	$479	$—

[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]	Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2005. These agreements may be terminated by us at any time without incurring a termination fee.

Recent Accounting Pronouncements

As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the revised FASB 123’s (“FASB 123(R)”) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FASB 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FASB 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our financial statements reflected in Item 8 in this annual report on Form 10-K. FASB 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the decrease in operating cash flows which would have been recognized for such excess tax deductions was $0.6 million and $0.9 million in 2005 and 2004, respectively.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from our initial public offering, private placements and revenue from our collaboration agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government and Government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

Our financial statements and notes thereto are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See Item 15 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Our management’s report on internal control over financial reporting procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) is included with the financial statements reflected in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

(c) No change in our internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Executive Officers of the Company” contained in Part I, Item 1of this annual report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the audit committee of our board of directors, our audit committee financial expert and our Code of Business Conduct and Ethics is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Corporate Governance” section of our website, www.pozen.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ National Market.

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the section entitled “Executive and Director Compensation” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the sections entitled “Principal Stockholders” and “Stock Ownership of Directors, Nominees for Director, and Executive Officers” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related-Party Transactions” and “Compensation of our Directors and Executive Officers” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the section entitled “ Audit and Other Fees” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent auditors are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.*

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	2000 Equity Compensation Plan of the Registrant, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.4	Form of incentive stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.5	Form of nonqualified stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.6	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2001). †

10.7	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.8	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.10	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.11	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.12	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

Exhibit No.	Description
10.13	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.14	Summary of Non-Employee Director Compensation.** ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.17	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.18	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.19	Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.20	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.21	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: POZEN Inc.

Date: March 8, 2006	By:	/s/ John R. Plachetka
John R. Plachetka Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2006

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration (Chief Financial Officer)	March 8, 2006

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 8, 2006

/s/ James R. Butler James R. Butler	Director	March 8, 2006

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	March 8, 2006

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	March 8, 2006

/s/ Paul J. Rizzo Paul J. Rizzo	Director	March 8, 2006

/s/ Bruce A. Tomason Bruce A. Tomason	Director	March 8, 2006

/s/ Peter J. Wise Peter J. Wise	Director	March 8, 2006

/s/ Ted G. Wood Ted G. Wood	Director	March 8, 2006

POZEN Inc.

(A Development Stage Company)

Audited Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Management of POZEN Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, Ernst & Young, LLC, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on page F-4 in this annual report on Form 10-K.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of POZEN Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

Raleigh, North Carolina	/s/ Ernst & Young LLP

February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

POZEN Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that POZEN Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that POZEN Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.

Raleigh, North Carolina	/s/ Ernst & Young LLP

February 23, 2006

POZEN Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27,467,789	$51,764,129
Short-term investments	18,370,701	—
Prepaid expenses and other current assets	613,682	1,064,032

Total current assets	46,452,172	52,828,161
Property and equipment, net of accumulated depreciation	234,839	467,688

Total assets	$46,687,011	$53,295,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,443,676	$2,330,349
Accrued compensation	2,591,633	1,182,848
Accrued expenses	1,201,023	1,626,829
Deferred revenue	6,552,000	8,680,092

Total current liabilities	11,788,332	13,820,118
Long-term liabilities:
Deferred revenue	1,000,000	7,764,978

Total liabilities	12,788,332	21,585,096
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,002,306 and 28,852,743 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	29,002	28,853
Additional paid-in capital	146,399,373	146,161,655
Accumulated other comprehensive loss	(8,551)	—
Deficit accumulated during the development stage	(112,521,145)	(114,479,755)

Total stockholders’ equity	33,898,679	31,710,753

Total liabilities and stockholders’ equity	$46,687,011	$53,295,849

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31,
	2005	2004	2003	2005
Revenue	$28,647,374	$23,087,908	$3,717,000	$55,452,282
Operating expenses:
General and administrative	9,185,251	8,660,832	9,211,341	50,072,951
Research and development	18,769,223	20,398,748	9,904,347	126,009,200

Total operating expenses	27,954,474	29,059,580	19,115,688	176,082,151

Interest and other income	1,265,710	711,200	535,370	9,043,202

Net income (loss)	1,958,610	(5,260,472)	(14,863,318)	(111,586,667)
Non-cash preferred stock charge	—	—	—	(27,617,105)
Preferred stock dividends	—	—	—	(934,478)

Net income (loss) attributable to common stockholders	$1,958,610	$(5,260,472)	$(14,863,318)	$(140,138,250)

Basic net income (loss) per common share	$0.07	$(0.18)	$(0.52)

Shares used in computing basic net income (loss) per common share	28,939,302	28,748,540	28,329,339

Diluted net income (loss) per common share	$0.07	$(0.18)	$(0.52)

Shares used in computing diluted net income (loss) per common share	29,623,207	28,748,540	28,329,339

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

Statements of Stockholders’ Equity	Preferred Stock	Common Stock	Additional Paid-In Capital	Common Stock Warrants	Receivable From Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated other Comprehensive Loss	Total Stockholders’ Equity
Issuance of common stock	$—	$5,814	$(1,504)	$—	$(4,310)	$—	$—	—	$—
Issuance of preferred stock	2,106	—	6,231,314	—	(1,000,000)	—	—	—	5,233,420
Issuance of preferred stock warrants	—	—	—	242,000	—	—	—	—	242,000
Deferred compensation	—	—	190,385	—	—	(190,385)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	28,267	—	—	28,267
Net Loss	—	—	—	—	—	—	(101,334)	—	(101,334)

Balance at December 31, 1996	2,106	5,814	6,420,195	242,000	(1,004,310)	(162,118)	(101,334)	—	5,402,353
Proceeds from stockholders’ receivable	—	—	—	—	1,004,310	—	—	—	1,004,310
Issuance of preferred stock	1,135	—	4,195,865	—	—	—	—	—	4,197,000
Issuance of preferred stock warrants	—	—		139,000	—	—	—	—	139,000
Deferred compensation	—	—	1,001,629	—	—	(1,001,629)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	214,272	—	—	214,272
Net Loss	—	—	—	—	—	—	(3,803,030)	—	(3,803,030)

Balance at December 31, 1997	3,241	5,814	11,617,689	381,000	—	(949,475)	(3,904,364)	—	7,153,905
Issuance of preferred stock	567	—	2,187,758	—	—	—	—	—	2,188,325
Issuance of preferred stock warrants	—	—	—	35,000	—	—	—	—	35,000
Exercise of common stock options	—	30	5,525	—	—	—	—	—	5,555
Deferred compensation	—	—	362,489	—	—	(362,489)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	401,468	—	—	401,468
Net Loss	—	—	—	—	—	—	(8,737,631)	—	(8,737,631)

Balance at December 31, 1998	3,808	5,844	14,173,461	416,000	—	(910,496)	(12,641,995)	—	1,046,622
Issuance of preferred stock	2,594	—	11,522,406	—	—	—	—	—	11,525,000
Issuance of preferred stock warrants	—	—	—	925,000	—	—	—	—	925,000
Exercise of common stock options	—	4	621	—	—	—	—	—	625
Deferred compensation	—	—	3,045,666	—	—	(3,045,666)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	612,909	—	—	612,909
Net Loss	—	—	—	—	—	—	(12,145,446)	—	(12,145,446)

Balance at December 31, 1999	6,402	5,848	28,742,154	1,341,000	—	(3,343,253)	(24,787,441)	—	1,964,710
Proceed from sale of common stock	—	750	10,461,750	—	—	—	—	—	10,462,500
Proceeds from sale of common stock in IPO, net of offering costs	—	5,000	67,798,052	—	—	—	—	—	67,803,052
Conversion of preferred stock to common stock	(6,402)	15,488	27,347,019	—	—	—	—	—	27,356,105
Exercise of common stock options	—	208	74,861	—	—	—	—	—	75,069
Exercise of common stock warrants	—	369	1,805,682	(914,952)	—	—	—	—	891,099
Preferred Stock Dividend	—	—	—	—	—	—	(934,478)	—	(934,478)
Dividends	—	69	772,114	—	—	—	—	—	772,183
Deferred compensation	—	—	6,328,492	—	—	6,328,492	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,054,286	—	—	3,054,286
Net Loss	—	—	—	—	—	—	(22,376,628)	—	(22,376,628)

Balance at December 31, 2000	—	27,732	143,330,124	426,048	—	6,617,459	(48,098,547)	—	89,067,898
Exercise of common stock options	—	187	109,408	—	—	—	—	—	109,595
Exercise of common stock warrants	—	50	115,240	(115,240)	—	—	—	—	50
Forfeiture of common stock options	—	—	(42,213)	—	—	42,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,145,870	—	—	3,145,870
Net Loss	—	—	—	—	—	—	(21,702,508)	—	(21,702,508)

Balance at December 31, 2001	—	27,969	143,512,559	310,808	—	(3,429,376)	(69,801,055)	—	70,620,905
Exercise of common stock options	—	159	224,291	—	—	—	—	—	224,450
Exercise and forfeiture of common stock warrants	—	19	310,808	(310,808)	—	—	—	—	19
Forfeiture of common stock options	—	—	(11,167)	—	—	11,167	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,908,079	—	—	2,908,079
Net Loss	—	—	—	—	—	—	(24,554,910)	—	(24,554,910)

Balance at December 31, 2002	—	28,147	144,036,491	—	—	(510,130)	(94,355,965)	—	49,198,543
Exercise of common stock options	—	345	784,739	—	—	—	—	—	785,084
Amortization of deferred compensation	—	—	—	—	—	510,130	—	—	510,130
Net Loss	—	—	—	—	—	—	(14,863,318)	—	(14,863,318)

Balance at December 31,2003	—	28,492	144,821,230	—	—	—	(109,219,283)	—	35,630,439
Exercise of common stock options	—	361	1,340,425	—	—	—	—	—	1,340,786
Net Loss	—	—	—	—	—	—	(5,260,472)	—	(5,260,472)

Balance at December 31, 2004	—	28,853	146,161,655	—	—	—	(114,479,755)	—	31,710,753
Exercise of common stock options	—	287	237,718	—	—	—	—	—	238,005
Redemption of common stock	—	(138)	—	—	—	—	—	—	(138)
Unrealized loss on investments	—	—	—	—	—	—	—	(8,551)	(8,551)
Net Income	—	—	—	—	—	—	1,958,610	—	1,958,610

Balance at December 31,2005	$—	$29,002	$146,399,373	$—	$—	$—	$(112,521,145)	$(8,551)	$33,898,679

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31, 2005
	2005	2004	2003
Operating activities
Net income (loss)	$1,958,610	$(5,260,472)	$(14,863,318)	$(111,586,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	152,960	163,129	129,560	841,418
Write-down of impaired assets	122,009	6,072	—	155,576
Bond amortization income	(571,680)	—	—	(571,680)
Noncash compensation expense	961,308	400,388	510,130	12,236,977
Noncash financing charge	—	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	450,350	(365,823)	(144,838)	(613,682)
Accounts payable and accrued expenses	(865,002)	2,640,060	263,130	3,874,636
Deferred revenue	(8,893,070)	(7,337,908)	23,782,978	7,552,000

Net cash (used in) provided by operating activities	(6,684,515)	(9,754,554)	9,677,642	(87,661,422)

Investment activities
Purchase of equipment	(42,120)	(302,793)	(38,287)	(1,231,833)
Purchase of investments	(47,007,573)	—	—	(47,007,573)
Sale of investments	29,200,000	—	—	29,200,000

Net cash used in investing activities	(17,849,693)	(302,793)	(38,287)	(19,039,406)

Financing activities
Proceeds from issuance of preferred stock	—	—	—	48,651,850
Proceeds from issuance of common stock	237,868	1,340,786	785,084	81,674,752
Proceeds from collections of stockholders’ receivables	—	—	—	1,004,310
Proceeds from notes payable	—	—	—	3,000,000
Payment of dividend	—	—	—	(162,295)

Net cash provided by financing activities	237,868	1,340,786	785,084	134,168,617

Net (decrease) increase in cash and cash equivalents	(24,296,340)	(8,716,561)	10,424,439	27,467,789
Cash and cash equivalents at beginning of period	51,764,129	60,480,690	50,056,251	—

Cash and cash equivalents at end of period	$27,467,789	$51,764,129	$60,480,690	$27,467,789

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$538	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements

1. Significant Accounting Policies

Development Stage Company

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since inception, the company has focused its efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize our product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States. The United Kingdom’s (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) has issued a marketing authorization for the Company’s product candidate MT 100 for the acute treatment of migraine in the UK. Statement of Financial Accounting Standards Board No. (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of December 31, 2005, the Company had $27.5 million in cash and cash equivalents and $18.4 million in short-term investments. If the Company’s operating expenses for 2006 and 2007 are at the level of its operating expenses in 2005, and if the Company does not receive any additional milestone payments under any of its collaboration agreements during 2006 and 2007, including in particular $20.0 million in remaining milestone payments from GSK related to FDA approval of and GSK’s intent to commercialize Trexima, the Company will not have sufficient cash reserves to maintain that level of business activities throughout 2007. Further, the Company’s expenses might increase in 2006 and 2007 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of the Company’s product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays or unforeseen developments in the development of the Company’s existing and future product candidates may increase the Company’s cash requirements beyond its currently assumed needs.

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

The June 2003 $500,000 licensing fee for MT 100 received from Nycomed Danamark ApS (“Nycomed”) has been amortized over 30 months. (Note: The Nycomed agreement was terminated in September 2005 and any deferred revenue which the Company was entitled to recognize as income was no longer deferred, but was recognized in the third quarter of 2005. As consideration for Nycomed’s consent to enter into the termination agreement and the mutual release, we paid Nycomed $250,000.)

The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline (“GSK”) have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (“FDA”) of the Trexima New Drug Application (“NDA”) which was earlier than anticipated. The decrease in the amortization period resulted in a $716,000 increase in 2005 amortization for a 2005 total amortization of $7.9 million.

The September 2003 $1.0 million licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (“Valeant NA”), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated amortization period was increased from an original estimate of 20 months to 32 months ending in April 2006, resulting in a $14,000 decrease in 2003 amortization for a total amortization of $125,000.

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

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project.

Investment

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the twelve month period ended December 31, 2005, the Company had $0.6 million of bond amortization and $8,551 of unrealized losses on investments included in other income for the period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities. Cash is restricted to the extent of a $124,000 letter of credit, maintained in compliance with the terms of the Company’s office lease.

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

Comprehensive Income (Loss)

The Company follows the provisions of SFAS 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $8,551 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at December 31, 2005.

Comprehensive income (loss) consists of the following components for the year ended December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	2005	2004
Net income (loss)	$1,958,610	$(5,260,472)
Unrealized gain (loss) on marketable securities	(8,551)	—

Total comprehensive income (loss)	$1,950,059	$(5,260,472)

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation for the periods ended December 31, 2004 and 2005 totaled $0.5 million.

Research and Development Costs, including clinical trial expenses

Research and development costs are charged to operations as incurred. The Company has included in research and development expenses the personnel costs associated with research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. Due to the short-term nature of these financial instruments, their fair values approximate their respective carrying values.

Cash and cash equivalents are of a highly liquid nature and are insured by the respective financial institutions up to $100,000 per account. Amounts in excess of $100,000 are uninsured.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share.” In accordance with SFAS 128, basic and diluted net income (loss) per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the years ended December 31, 2005, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the years ended December 31, 2004 and 2003, because the effect would be anti-dilutive. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred. The following table illustrates the calculation of dilutive shares outstanding:

	Years ended December 31,
	2005	2004	2003
Weighted-average shares used in computing basic net income (loss) per share	28,939,302	28,748,540	28,329,339
Effect of dilutive securities	683,905	—	—

Weighted-average shares used in computing diluted net income (loss) per share	29,623,207	28,748,540	28,329,339

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments and accounts payable. The carrying values of cash and cash equivalents and accounts payable approximate the fair value due to the short-term nature of such instruments.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Stock-Based Compensation

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Statement of Financial Accounting Standards (“SFAS”) No. 123 Share Based Payments. APB 25 states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation and amortized as compensation expense over the vesting period of the options.

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

As a result of the performance based options, the Company is required to apply variable stock-based compensation accounting for the Trexima grants until the underlying options are vested or forfeited. The Company is only subject to compensation expense for such options when the Company’s stock price is greater than the exercise price of the options. For the twelve months ended December 31, 2005, the Company recorded $561,000 in stock-based compensation expense because its common stock price on December 31, 2005 exceeded the options’ exercise price of $7.06.

The Company recorded $400,000 of restricted stock compensation expense for each of the twelve-month periods ended December 31, 2005 and 2004 for a restricted stock unit award made in May 2004 to its chief executive officer. The Company amortized deferred compensation of $510,000 in the twelve-month period ended December 31, 2003. The deferred compensation recognized in the 2003 period related to the grant of stock options and was recorded as a component of stockholders’ equity. This deferred compensation was amortized as charges to operations over the vesting periods of the options using the straight-line method. The vesting periods of the options are generally three or four years. The restricted stock unit award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31,
	2005	2004	2003
Net income (loss) attributed to common stockholders as reported	$1,958,610	$(5,260,472)	$(14,863,318)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	961,309	400,388	510,130
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(5,690,861)	(4,306,553)	(3,338,823)

Pro forma net loss attributed to common stockholders	$(2,770,942)	$(9,166,637)	$(17,69,011)

Earnings per share
Basic net income (loss) per common share as reported	$0.07	$(0.18)	$(0.52)
Basic net income (loss) per common share pro forma	$(0.10)	$(0.32)	$(0.62)
Diluted net income (loss) per common share as reported	$0.07	$(0.18)	$(0.52)
Diluted net income (loss) per common share pro forma	$(0.09)	$(0.32)	$(0.62)
Weighted average shares used in computing basic net income (loss) per common share	28,939,302	28,748,540	28,329,339

Weighted average shares used in computing diluted net income (loss) per common share	29,623,207	28,748,540	28,329,339

Contingencies

Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. A lead plaintiff has been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005. The Company and the defendant believe that the allegations in this action are without merit and intend to defend this case vigorously.

While the Company cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

In September 2004, two derivative actions were also filed against certain of the Company’s current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the Company’s product candidates, MT 100 and MT 300, that are referenced in the purported class action lawsuits. The two cases were consolidated and assigned to the North Carolina Business Court.

The plaintiffs in the derivative actions filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. In May 2005, the Company filed a motion to dismiss the consolidated amended complaint and in November 2005, the consolidated amended complaint was dismissed with prejudice.

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

Recently Issued Accounting Pronouncements

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company has reviewed Statement 123(R) and the additional guidance regarding assumptions and option-pricing models and has adopted Statement 123(R) as of January 1, 2006 using the modified prospective method.

As permitted by FASB 123, the Company currently has accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net (loss) income and earnings (loss) per share in Note 1 above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the decrease in operating cash flows which would have been recognized for such excess tax deductions was $0.6 million and $0.9 million in 2005 and 2004, respectively.

2. License Agreements

The Company has entered into and plans to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture its product candidates. The Company’s existing commercialization collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, the Company signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. The Company is responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. GSK has proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, being developed under the agreement. Pursuant to the terms of the agreement, the Company received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, the Company received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, the Company received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to the Company in an amount up to $20.0 million upon the achievement of specified development and regulatory milestones relating to an NDA and commercialization progress for the first product. In addition, GSK will pay the Company sales performance milestones of up to $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay the Company royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to the Company if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to the Company for any reason or no reason. Among the contract breaches that would entitle POZEN to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, the Company has the right, at its own expense, to bring the appropriate action. With regard to certain other patent infringements, the Company has the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. The Company also has a duty to indemnify GSK for damages arising from the Company’s development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

Nycomed Danmark ApS (Nycomed)

Lornoxicam

In May 2003, the Company entered into a development, option and license agreement with Nycomed pursuant to which the Company obtained an exclusive license to certain development rights during the option period and an exclusive option to license certain rights to develop, manufacture and commercialize products containing lornoxicam. In July 2005, the Company exercised the option and was granted an exclusive license, with the right to sublicense, develop, manufacture and commercialize single-entity products and combination products containing lornoxicam in the U.S. (& its territories) and Canada (the “Exclusive Territory”). The Company was granted a non-exclusive license to develop and commercialize combination products containing lornoxicam in Belgium, Germany, Greece, France, Ireland, Luxembourg, The Netherlands, Austria, Finland, Denmark, United Kingdom, Sweden, Armenia, Azerbaijan, Belarus, Estonia, Georgia, Iceland, Kazakhstan, Kyrgyzstan, Latvia, Liechtenstein, Lithuania, Moldova, Norway, Russia, Switzerland, Tajikistan, Turkmenistan, Ukraine and Uzbekistan (the “Limited Territory”). The Company was granted a non-exclusive license to manufacture single-entity and combination products containing lornoxicam outside of the Exclusive Territory, excluding certain countries. The Company granted Nycomed a right of first refusal with respect to the development, manufacturing and commercialization, in Iceland, Denmark, Norway, Finland, Sweden, Lithuania, Latvia, Estonia, Azerbaijan, Armenia, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Uzbekistan and Ukraine, of certain combination lornoxicam products that the Company may develop under the agreement.

Pursuant to the agreement, the Company paid Nycomed a total of $500,000 for upfront and milestone payments during the option period. The Company paid Nycomed a non-refundable $500,000 payment in August 2005 to exercise its option under the agreement. The Company will be obligated to pay additional milestone payments in an aggregate amount of up to $500,000 upon the occurrence of certain regulatory approvals. In addition, the Company will be obligated to pay Nycomed specified single digit royalties on all net sales of any licensed single-entity or combination lornoxicam products, with the amount of such royalties subject to reduction upon the occurrences of certain specified events. The obligation to pay such royalties expires on a product-by-product and country-by-country basis ten (10) years from the first commercial sale of a product in a given country. The Company is also obligated to pay Nycomed a specified single digit percentage of any upfront and milestone payments the Company may receive from our sublicensees up to a preset maximum amount per sub-licensee.

As a part of the agreement, Nycomed will supply the Company with all of its required clinical supply of active drug substance, and may also supply some clinical trial materials under certain conditions. Under the agreement, subject to Nycomed’s ability to meet a specified percentage of the Company’s and each of its sublicensee’s requirements, the Company and each of its sublicensees (each, a buyer) must purchase all of their required commercial supply of active drug substance from Nycomed for a minimum of 5 years. For each buyer, this exclusive 5-year purchase commitment for each of the Exclusive Territory and the Limited Territory begins with the buyer’s first commercial sale of its first licensed lornoxicam product in a particular specified country within the Exclusive Territory and the Limited Territory, respectively, as applicable.

Each party generally has the duty to indemnify the other for damages arising from each party’s breach of its representations, warranties and obligations under the agreement, as well as for gross negligence or willful misconduct. In addition, the Company must indemnify Nycomed for any claim brought by a third party arising from the Company’s development, testing, manufacture or sale of any licensed product. Further, each party has a duty to maintain commercially reasonable insurance coverage commensurate with its obligations under the agreement. Nycomed has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If Nycomed does not bring any such action within a certain time frame, the Company has the right, but not the obligation, at its own expense, to bring the appropriate action. The agreement terminates upon the date of expiration of all royalty obligations unless terminated earlier by either party for material breach or upon the bankruptcy, insolvency or dissolution of either party, or by the Company if it determines in good faith that it is not commercially or scientifically feasible to continue development and commercialization efforts with respect to products using the licensed technology. Nycomed also may terminate the agreement if the Company or any sublicensee initiates a lawsuit challenging the validity of any licensed patent.

MT 100

In June 2003, the Company signed a license agreement with Nycomed for the commercialization of MT 100 in four Nordic countries and received an initial license fee of $500,000. As a result of the Company’s decision to discontinue development of MT 100 in the U.S. and to re-evaluate its MT 100 European strategy, the Company terminated this agreement and the related supply agreement with Nycomed in September 2005 pursuant to the terms of a termination agreement. The termination agreement provided for the immediate termination of the license and supply agreements and all rights and obligations of the parties under those agreements, subject to the survival of certain specified provisions, including under the license agreement, those related to confidentiality and indemnification obligations, ownership rights, and limitation of warranty and liability, and under the supply agreement, those related to confidentiality obligations. Subject to these surviving provisions and the parties’ obligations under the termination agreement, the parties also agreed to mutually release each other from any and all present and future claims resulting from events existing as of the date of the termination agreement. As consideration for Nycomed’s consent to enter into the termination agreement and the mutual release, the Company paid Nycomed $250,000.

Valeant Pharmaceuticals North American (Valeant NA) (formerly Xcel Pharmaceuticals Inc.)

In September 2003, the Company signed an agreement with Valeant NA for the further development and commercialization of MT 300. In March 2005, Valeant Pharmaceuticals International (Valeant International) acquired Valeant NA. Under the terms of the agreement, Valeant NA would have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations. Pursuant to the terms of the agreement, Valeant NA paid the Company an upfront fee of $2.0 million. The Company is amortizing $1.0 million over 32 months and the remaining $1.0 million is recorded as long-term deferred revenue. Upon certain future regulatory approvals, including the FDA’s approvals relating to MT 300, and the achievement of a predetermined sales threshold on MT 300, potential milestone payments of up to $8.0 million would be due. Valeant NA is also obligated to pay the Company royalties on all combined net sales of MT 300 and Valeant NA’s D.H.E. 45® (dihydroergotamine mesylate) Injection, upon commercialization of MT 300, until at least the expiration of the last to expire issued applicable patent (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent), subject to reduction in certain instances of generic competition, or in the event that Valeant NA pays royalties to one or more third parties to license rights from such third parties to commercialize MT 300. The agreement terminates on the date of expiration of all royalty obligations (2020, based upon the scheduled expiration of the last to expire currently issued applicable patent) unless earlier terminated by either party for a material breach or in the event that either party determines not to pursue approval of MT 300, under the conditions described below. Under certain circumstances, the agreement provides for the terminating party to facilitate the assumption of its responsibilities by the non-terminating party. Generally, each party must indemnify the other for damages arising from such party’s breach of its representations, warranties and obligations under the agreement, as well as for the gross negligence or willful misconduct by either party. Additionally, Valeant NA must indemnify the Company for damages arising from the development, manufacture or use of any product after the effective date of the agreement, while the Company must indemnify Valeant NA for any damages arising from such development, manufacture or use prior to the effective date. The Company e must also indemnify Valeant NA for any use by the Company or any sub licensee of certain technology owned by Valeant NA.

Under the agreement, if the Company determines that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed the Company’s financial resources available for MT 300, the Company may elect to withdraw the NDA. If the Company notifies Valeant of this situation and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and the Company would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant decides to assume development, it would be credited $1.0 million in development expense. Based upon the Company’s understandings from our most recent communications with the FDA and its understanding of the FDA’s current standards for approval of migraine drugs, the Company believes it is not possible to reverse the not approvable status of the NDA for MT 300 and the Company has begun discussions regarding termination of its commercialization agreement with Valeant NA. In July 2005, the Company received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. The Company does not believe that the withdrawal fee is payable based on its receipt of a not-approvable letter from the FDA with respect to the NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed the Company’s conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

Based upon the delays related to commercialization of MT 300 due to the Company’s receipt of the not-approvable letter for MT 300 and its efforts to address with the FDA the issues raised in that letter, the Company and Valeant NA had previously agreed to extend the time for certain activities under the agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. In the event of termination of the agreement, these obligations will not be relevant.

The Company can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to the Company or that the Company will not be required to pay Valeant NA the withdrawal fee of $1.0 million described above.

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

Shares Reserved for Future Issuance

In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing POZEN’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determines that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00 for each one one-thousandth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors.

At December 31, 2005, shares of common stock reserved for future issuance are as follows:

Shares available for grant under stock option plans	1,494,291
Shares issuable pursuant to options and restricted stock units granted under equity compensations plans	3,834,127
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	5,418,418

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

5. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2004
Research and development costs	$728,528	$1,384,598
Other	472,495	242,231

	$1,201,023	$1,626,829

6. Income Taxes

At December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $86.8 million and $80.1 million, respectively, and research and development credit carryforwards of approximately $7.8 million and $7.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2011 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. When, and if recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of net operating loss carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2005	2004
	($ in thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,260	$31,312
Research and development credits	7,843	7,178
Revenue recognition	2,983	6,414
Options activity/depreciation/other - net	728	195

Total deferred tax assets	45,814	45,099
Valuation allowance	(45,814)	(45,099)

Net deferred tax asset	$—	$—

The amount of the valuation allowance increased by $0.7 million and $3.0 million as of December 31, 2005 and 2004, respectively. The actual income tax expense for the years ended December 31, 2005, 2004 and 2003, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	2005	2004	2003
	($ in thousands)
Income (loss) before income tax	$1,959	$(5,260)	$(14,863)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	686	(1,841)	(5,202)
State tax provision	88	(210)	(590)

Increase (decrease) in income tax expense resulting from:
Research and development credits	(432)	(1,326)	(646)
Non-deductible expenses and other	(628)	844	55
Change in reserve	286	2,533	6,383

Tax expense	$—	$—	$—

7. Equity Plans

On November 20, 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. Awards were permitted to be made under the Option Plan to participants in the form of incentive and nonqualified stock options. Eligible participants under the Option Plan include executive and key employees of the Company. The vesting periods for options granted under the Option Plan range from immediate vesting at issuance to four years or immediately upon a significant change in ownership as defined by the plan document. The exercise price for incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are holders of 10% or more of the Company’s common stock).

In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000 after which time no further grants were made under the Option Plan. The Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards to employees, non-employee directors, advisors and consultants. The Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the Plan generally range from immediate vesting at issuance to four years or may vest immediately, as described in the Plan, upon a change of control as defined in the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for purposes of the Plan.

In May 2004 an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. Those restricted stock units are not reflected as stock options in the charts below.

In 2004, the Board of Directors adopted and the stockholders approved an amendment to and restatement of the Plan. The amendment to the Plan provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. In addition, the amendment to the Plan limited the number of shares that may be issued pursuant to grants other than options under the Plan to 2,000,000 shares and made certain other clarifying changes.

A summary of the Company’s stock option activity, and related information is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1996	88,562	$0.19
Options granted	470,127	0.19
Forfeited	(10,118)	0.19

Balance at December 31, 1997	548,571	0.19
Options granted	194,593	0.33
Exercised	(29,977)	0.19
Forfeited	(104,923)	0.19

Balance at December 31, 1998	608,264	0.23
Options granted	612,221	1.12
Exercised	(3,373)	0.19
Forfeited	(105,222)	0.88

Balance at December 31, 1999	1,111,890	0.66
Options granted	486,762	2.87
Exercised	(208,334)	0.36
Forfeited	(6,745)	1.48

Balance at December 31, 2000	1,383,573	1.49
Options granted	808,591	9.45
Exercised	(187,837)	0.58
Forfeited	(8,545)	2.48

Balance at December 31, 2001	1,995,782	4.79
Options granted	697,453	5.08
Exercised	(158,987)	1.41
Forfeited	(105,452)	7.18

Balance at December 31, 2002	2,428,796	4.99
Options granted	954,792	7.01
Exercised	(345,162)	2.27
Forfeited	(395,124)	4.71

Balance at December 31, 2003	2,643,302	6.11
Options granted	974,875	9.51
Exercised	(360,542)	3.72
Forfeited	(217,351)	6.49

Balance at December 31, 2004	3,040,284	7.46
Options granted	1,269,291	7.24
Exercised	(286,795)	3.86
Forfeited	(286,788)	8.98

Balance at December 31, 2005	3,735,992	$7.59

The options outstanding and exercisable at December 31, 2005 are as follows:

Options Outstanding			Weighted-Average
Exercise Price	Number Outstanding	Vested Options	Exercise Price	Remaining Contractual Life (In years)
$ 0.19-$ 3.74	227,432	227,432	$1.14	2.8
$ 4.25-$ 8.88	2,324,738	779,511	$6.45	7.7
$ 9.01-$11.84	899,248	286,844	$10.29	8.0
$12.00-$17.45	284,574	226,824	$13.50	6.1

	3,735,992	1,520,611	$7.59	7.4

As allowed by the provisions of SFAS 123, the Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Pro forma net income (loss) information set forth in Note 1 is required to be disclosed by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

	2005	2004	2003	2002
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate range	3.36%-4.46%	3.73%-4.32%	2.72%-4.20%	1.73%-4.26%
Expected life	5.4 years	7.4 years	10 years	10 years
Expected volatility	0.76-0.98	0.98-1.02	1.03-1.08	1.08

8. Leases

The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $358,000, $354,000, $356,000, and $1,815,000 for the years ended December 31, 2005, 2004, and 2003 and for the period September 25, 1996 (inception) through December 31, 2005, respectively. The following is a schedule of future minimum lease payments for operating leases at December 31, 2005:

($ in thousands)
2006	$385
2007	393
Thereafter	881

$1,659

9. Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. For the year ended December 31, 2000, the Company did not make any contribution to the Plan. During the years ended December 31, 2005, 2004, and 2003, and for the period September 25, 1996 (inception) through December 31, 2005, the Company made contributions of $217,291, $185,132, $123,701, and $737,119, respectively, to the Plan.

10. Summary of Operations by Quarters (Unaudited)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,052,490	$1,958,885	$2,399,000	$22,236,999
Operating expenses	7,724,371	6,332,099	7,374,081	6,523,923
Net income (loss)	(5,400,208)	(4,087,683)	(4,685,778)	16,132,279
Net income (loss) per share of common stock
Basic	$(0.19)	$(0.14)	$(0.16)	$0.56

Net income (loss) per share of common stock
Diluted	$(0.19)	$(0.14)	$(0.16)	$0.54

Number of shares used in per share calculation
Basic	28,912,721	28,915,511	28,929,503	28,999,471
Number of shares used in per share calculation
Diluted	28,912,721	28,915,511	28,929,503	30,042,801

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,889,500	$16,889,500	$1,891,499	$2,417,409
Operating expenses	4,370,016	5,679,553	7,925,188	11,084,823
Net income (loss)	(2,354,366)	11,344,770	(5,831,320)	(8,419,556)
Net income (loss) per share of common stock
Basic	$(0.08)	$0.39	$(0.20)	$(0.29)

Net income (loss) per share of common stock
Diluted	$(0.08)	$0.38	$(0.20)	$(0.29)

Number of shares used in per share calculation
Basic	28,555,654	28,786,486	28,799,277	28,852,743
Number of shares used in per share calculation
Diluted	28,555,654	29,704,675	28,799,277	28,852,743

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.*

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	2000 Equity Compensation Plan of the Registrant, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.4	Form of incentive stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.5	Form of nonqualified stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.6	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2001). †

10.7	Amended and Restated Executive Employment Agreement with John R. Plachetka dated July 25, 2001 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.8	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.10	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.11	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.12	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.13	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.14	Summary of Non-Employee Director Compensation.** ***

10.15	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.16	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.17	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

Exhibit No.	Description
10.18	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.19	Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.20	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.21	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.