Form 10-Q
period 2006-03-31
POZEN INC /NC
filed 2006-05-02
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

☐  Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of April 28, 2006 was 29,160,508.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three Months Ended March 31, 2006

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,161,995	$27,467,789
Short-term investments	24,409,925	18,370,701
Prepaid expenses and other current assets	551,923	613,682

Total current assets	40,123,843	46,452,172
Property and equipment, net of accumulated depreciation	222,970	234,839

Total assets	$40,346,813	$46,687,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,437,087	$1,443,676
Accrued compensation	369,657	2,591,633
Accrued expenses	1,662,026	1,201,023
Deferred revenue	4,315,000	6,552,000

Total current liabilities	7,783,770	11,788,332
Long-term liabilities:
Deferred revenue	1,000,000	1,000,000

Total liabilities	8,783,770	12,788,332
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,159,248 and 29,002,306 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	29,159	29,002
Additional paid-in capital	150,520,044	146,399,373
Accumulated other comprehensive loss	(20,224)	(8,551)
Deficit accumulated during the development stage	(118,965,936)	(112,521,145)

Total stockholders’ equity	31,563,043	33,898,679

Total liabilities and stockholders’ equity	$40,346,813	$46,687,011

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	March 31, 2006	March 31, 2005	Period From Inception (September 26, 1996) Through March 31, 2006
Revenue	$2,237,000	$2,052,490	$57,689,282
Operating expenses:
General and administrative	3,652,470	2,396,586	53,725,421
Research and development	5,488,178	5,327,785	131,497,378

Total operating expenses	9,140,648	7,724,371	185,222,799

Interest and other income	458,857	271,673	9,502,059

Net loss	(6,444,791)	(5,400,208)	(118,031,458)
Non-cash preferred stock charge	—	—	(27,617,105)
Preferred stock dividends	—	—	(934,478)

Net loss attributable to common stockholders	$(6,444,791)	$(5,400,208)	$(146,583,041)

Basic net loss per common share	$(0.22)	$(0.19)

Shares used in computing basic net loss per common share	29,114,570	28,912,721

Diluted net loss per common share	$(0.22)	$(0.19)

Shares used in computing diluted net loss per common share	29,114,570	28,912,721

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from September 26, 1996 (inception) through March 31, 2006
	2006	2005
Operating activities
Net income (loss)	$(6,444,791)	$(5,400,208)	$(118,031,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	24,660	44,995	866,078
Write-down of impaired assets	—	—	155,576
Bond amortization income	(244,895)	(86,511)	(816,575)
Noncash compensation expense	1,920,467	100,098	14,172,662
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,759	258,850	(551,923)
Accounts payable and accrued expenses	(405,866)	(1,572,524)	3,468,770
Deferred revenue	(2,237,000)	(2,052,490)	5,315,000

Net cash used in operating activities	(7,325,666)	(8,707,790)	(94,987,088)
Investment activities
Purchase of equipment	(12,791)	(32,055)	(1,244,624)
Purchase of investments	(13,406,002)	(18,575,883)	(60,413,575)
Sale of investments	7,600,000	—	36,800,000

Net cash used in investing activities	(5,818,793)	(18,607,938)	(24,858,199)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	838,665	4	82,513,417
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	838,665	4	135,007,282

Net (decrease) increase in cash and cash equivalents	(12,305,794)	(27,315,724)	15,161,995
Cash and cash equivalents at beginning of period	27,467,789	51,764,129	—

Cash and cash equivalents at end of period	$15,161,995	$24,448,405	$15,161,995

Supplemental schedule of cash flow information

Cash paid for interest	$—	$—	$191,328
Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States. The United Kingdom’s (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) has issued a marketing authorization for the Company’s product candidate MT 100 for the acute treatment of migraine in the UK.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of March 31, 2006, the Company had $15.2 million in cash and cash equivalents and $24.4 million in short-term investments. If the Company’s operating expenses for 2006 and 2007 are at the level of its operating expenses in 2005, and if the Company does not receive any additional milestone payments under any of its collaboration agreements during 2006 and 2007, including in particular $20.0 million in remaining milestone payments from GlaxoSmithKline (GSK) related to FDA approval of and GSK’s intent to commercialize Trexima, the Company will not have sufficient cash reserves to maintain that level of business activities throughout 2007. Further, the Company’s expenses might increase in 2006 and 2007 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of the Company’s product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays or unforeseen developments in the development of the Company’s existing and future product candidates may increase the Company’s cash requirements beyond its currently assumed needs.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K, filed on March 8, 2006. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•	The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (FDA) of the Trexima New Drug Application (NDA) which was earlier than anticipated. The decrease in the deferred period resulted in a $357,000 increase in amortization in future quarters as compared to the second quarter 2005 amortization.

•	The September 2003 $1.0 licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (Valeant NA), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006, resulting in a $14,000 decrease in the fourth quarter 2003 amortization from the third quarter 2003 estimate.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month periods ended March 31, 2005 and 2006, the Company had $0.1 million and $0.2 million of bond amortization and $11,983 and $20,244 of unrealized losses on investments included in other income (loss) for each period, respectively.

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $11,983 and $20,244 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2005 and 2006, respectively.

Comprehensive income consists of the following components for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net loss	$(6,444,791)	$(5,400,208)
Unrealized (loss) on marketable securities	(20,244)	(11,983)

Total comprehensive loss	$(6,465,035)	$(5,412,191)

Stock-based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Option No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method. Accordingly, prior to January 1, 2006 we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost based on the graded-vesting method.

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the three months ended March 31, 2006 includes the following stock-based compensation expense:

Three months ended March 31, 2006
Research and development	$733,000
General and administrative	1,187,400

Operating loss	(1,920,400)
Tax benefit	—

Net loss	$(1,920,400)

Unrecognized stock-based compensation expense, including time-based and performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.46 years was $14.3 million at March 31, 2006. Unrecognized stock-based compensation expense expected to be recognized over the period ending December 31, 2006 was $5.0 million at March 31, 2006. The stock-based compensation expense for the three months ended March 31, 2006 included a one-time adjustment of $308,000 resulting from the performance-based option expensing method conversion to SFAS No. 123(R) for the options granted under the Trexima incentive program, as described below.

Stock Plans

On November 20, 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. Awards were permitted to be made under the Option Plan to eligible employees, officers, consultants and non-employee directors in the form of incentive or nonqualified stock options. Eligible participants under the Option Plan include executive and key employees of the Company. The vesting periods for options granted under the Option Plan range from immediate vesting at issuance to four years or immediately upon a significant change in ownership as defined by the plan document. The exercise price for incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are holders of 10% or more of the Company’s common stock).

In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. The Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards to employees, non-employee directors, advisors and consultants. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the Plan generally range from immediate vesting at issuance to four years or may vest immediately, as described in and in accordance with the Plan, upon a change of control as defined in the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the Plan.

In 2004, the Board of Directors adopted and the stockholders approved an amendment to and restatement of the Plan. The amendment to the Plan provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. In addition, the amendment to the Plan limited the number of shares that may be issued pursuant to grants other than options under the Plan to 2,000,000 shares and made certain other clarifying changes. These plans are discussed in more detail in Note 7 to our financial statements for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K filed on March 8, 2006.

In May 2004 an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. The restricted stock award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007 and is payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan upon a change of control.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. As of March 31, 2006, due to forfeitures resulting from employee terminations, options to purchase an aggregate of 438,135 shares of common stock remain outstanding under the Trexima incentive program. Each performance-based option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2006 are shown in the following table:

(In thousands)	Three months ended March 31, 2006
Expected volatility	76.0 – 77.8%
Expected dividends	0%
Expected terms	6.25 Years
Risk-free interest rate	4.3 - 4.5%

The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over a four year period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2006	3,317	$7.67
Granted	826	10.91
Exercised	157	5.34
Forfeited or expired	49	9.28

Outstanding at March 31, 2006	3,937	8.42	7.6	$32,663

Exercisable at March 31, 2006	1,927	$7.38	6.2	$17,968

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1.78 million.

Restricted Stock

As of March 31, 2006, there was $0.3 million in unrecognized compensation expense related to unvested restricted stock units under the May 2004 award of 98,135 restricted stock units granted to our chief executive officer described above. That cost is expected to be recognized over the period ending December 31, 2006. The grant-date fair value of these restricted stock units was $12.24 per share. There were 32,712 unvested restricted stock units outstanding at March 31, 2006 and no time-based restricted stock was granted nor forfeited during the three months ended March 31, 2006.

Performance-Based Awards

The fair value of each performance-based option granted under the Trexima incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards in the three months ended March 31, 2006, are the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

As of March 31, 2006, there was $0.7 million in unrecognized compensation related to performance-based awards granted under the Trexima incentive program. That cost is expected to be recognized over the period ending December 31, 2006. The grant-date fair value of these performance-based options was $3.77 per share. There were 438,135 unvested performance-based options outstanding at March 31, 2006. No performance-based awards were granted nor exercised during the three months ended March 31, 2006; 5,276 awards were forfeited during the three months ended March 31, 2006. At March 31, 2006 the performance-based options had an intrinsic value of $4.2 million and a remaining contractual life of 8.8 years.

First Quarter Fiscal 2005

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three months ended March 31, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

Three Months Ended March 31, 2005
Net loss attributable to common stockholders as reported	$(5,400,208)
Add: Stock-based employee compensation expense reflected in reported net loss, net of related tax effects	100,098
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,375,407)

Pro forma net loss attributable to common stockholders	$(6,675,517)

Earnings per share
Net loss per common share as reported-basic and diluted	$(0.19)
Net loss per common share pro forma-basic and diluted	$(0.23)
Weighted-average shares used in computing basic and diluted net loss per common share	28,912,721

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal 2005: a risk-free interest rate of approximately 4.0%; a dividend yield of 0%; a weighted-average expected life of 7.0 years; and a volatility rate of 97%. The expected volatility was estimated using the historical volatility over a period of four years preceding the applicable period. The weighted-average fair value of options granted in the first quarter of fiscal 2005 was $7.06.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2005 and 2006. During the three months ended March 31, 2005 and 2006, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2005 and 2006. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January, 2006. SFAS No. 123(R) requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB 25 intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options as such options had an exercise price equal to the market price of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. We have not restated our financial results from prior periods as a result of our adoption of SFAS No. 123(R).

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we will recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates.

Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

In September 2004, two shareholder derivative actions were also filed against certain of the Company’s current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning the Company’s product candidates, MT 100 and MT 300, that are referenced in the purported class action lawsuits. The two cases were consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. In May 2005, the Company filed a motion to dismiss the consolidated amended complaint and in November 2005, the consolidated amended complaint was dismissed with prejudice.

Under its commercialization collaboration with Valeant NA, related to MT 300, if the Company chooses to withdraw the MT 300 NDA for commercial or financial reasons under the conditions specified in the agreement, it could be required to pay a withdrawal fee of $1.0 million. As a result of this contingency, $1.0 million of the $2.0 million upfront payment received by the Company from Valeant NA pursuant to the agreement has not been recognized as revenue and will not be recognized as revenue until the conditions in the agreement have been satisfied or resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 8, 2006.

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in this Quarterly Report on Form 10-Q, Part II, under the heading “Item 1A. Risk Factors” and elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

We are also exploring the development of product candidates that combine an acid inhibitor with an NSAID. These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, with fewer gastrointestinal complications compared to an NSAID taken alone. We currently have two PN product candidates in development that combine a proton pump inhibitor (PPI) with an NSAID in a single tablet – PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. We expect to begin Phase 3 studies for at least one of our PN product candidates in the middle of 2006. A third product candidate under this development program, PA 325, a combination of a PPI and aspirin, is currently in formulation development.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of March 31, 2006, our accumulated deficit was approximately $119.0 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 71% of our total operating expenses. For the three months ended March 31, 2006, our research and development expenses represented approximately 60% of our total operating expenses.

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the three month period ended March 31, 2006 were $1.9 million. Other research and development department costs for the three month period ended March 31, 2006 were $0.1 million.

MT 400/Trexima

As part of our Phase 3 clinical program for Trexima, we conducted two Phase 3 pivotal trials using a formulation of Trexima developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Trexima, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours; we believe that this is the current FDA standard for establishing efficacy of migraine products. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Trexima (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination is sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine.

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

In addition to our Phase 3 pivotal studies, we have completed two additional pharmacokinetic Phase 1 studies requested by the FDA and these were submitted to the FDA within the Trexima NDA. We also completed a long-term, twelve-month open label safety study for Trexima. The final results of this study were submitted to the NDA, as previously agreed with FDA, in December 2005 in the 120-day safety update report. Further, GSK has funded and continues to conduct pre-approval market support studies for Trexima under our IND. Additional safety data from two of these GSK-sponsored studies were submitted to the FDA within the 120-day safety update report, and the final reports of these studies were filed to the IND during the first quarter of 2006. We do not believe that the submission of these additional data will affect the timing of the FDA’s review of the Trexima NDA.

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

We incurred no direct development costs associated with the development of MT 400/Trexima for the three-month period ended March 31, 2006 and we have incurred $24.4 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 100

In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium. In September 2005, after an FDA advisory committee concluded that the potential but unquantified risk of the occurrence of an involuntary neurological movement disorder known as tardive dyskinesia associated with the use of metoclopramide would outweigh the benefits of the MT 100 combination, we decided to discontinue further development of MT 100 in the U.S. and to reevaluate our MT 100 European strategy. As a part of that reevaluation, in September 2005 we terminated our license agreement with Nycomed for the development and commercialization of MT 100 in Denmark, Norway, Sweden and Finland in exchange for a payment to Nycomed of $250,000. We are exploring the possibility of selling or otherwise disposing of the MT 100 asset to a third party, although there can be no assurance that we will, or will be able to, consummate such a transaction.

In October 2002, we submitted a Market Authorization Application (MAA) for MT 100 for the acute treatment of migraine to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK). In November 2005, we received notification that the MHRA had granted us marketing approval for MT 100 in the UK.

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred no direct development costs associated with the development of MT 100 for the three-month period ended March 31, 2006 and we have incurred $39.8 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. Subsequently, we continued our communications with the FDA relative to the NDA. Based upon our most recent discussions with the FDA, in which the FDA affirmed its previously stated concerns that approval of the NDA was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, and our understanding of the current FDA standards for approving migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300.

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

We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300. Given our current assessment that we do not believe we can reverse the not-approvable status of the NDA for MT 300, we believe that we will not receive any cash inflows from MT 300.

We incurred no direct development costs associated with the development of MT 300 for the three-month period ended March 31, 2006 and we have incurred $14.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN/PA Program

We have completed formulation development and initiated clinical studies for combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, with fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We have designated this program as our PN/PA suite of product candidates. Our current PN product candidates in this program are PN 100, a combination of lansoprazole and naproxen, and PN 200, a combination of omeprazole and naproxen. Our PA product candidate, PA 325, which is currently in formulation development, is a combination of a PPI and aspirin.

In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, POZEN could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of naproxen. Pharmacokinetic data from a study in volunteers, while not conducted as a formal bioequivalence study, provided data that we believe suggests that a formal bioequivalence study will confirm that the PN product is bioequivalent to marketed naproxen. Based on our discussions with the FDA, we believe we should be able to initiate Phase 3 studies for our PN product candidates in mid-2006. We currently plan to take only one PN product candidate into Phase 3 in 2006. We submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200 in the first quarter of 2006. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. On April 21, 2006 we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers.

In 2005, we also had discussions with the FDA concerning the implications of the FDA’s guidance issued in June 2005 concerning labeling of NSAID-containing products, which resulted from an FDA advisory committee meeting held in February 2005. The advisory committee addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on our discussions with the FDA reviewing division for PN products, we believe that long-term cardiovascular safety studies will not be required at this time for FDA approval of our PN product candidates containing naproxen. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN and PA product candidates.

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

We incurred direct development costs associated with the development of our PN/PA program of $1.4 million during the three-month period ended March 31, 2006 and we have incurred $10.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Lornoxicam Program

In this program, we have begun development work and conducted clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. Our exploratory and development work is being conducted under an exclusive license agreement with Nycomed, pursuant to which Nycomed licensed to us certain rights to develop and commercialize products containing lornoxicam in the U.S. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates.

Oral Tablet Formulation. We filed an IND with the FDA in 2003 for an oral lornoxicam tablet formulation and completed our first human study with this formulation in 2004 in patients undergoing dental surgery. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided preliminary evidence of efficacy in this pain model. As a result of the FDA advisory committee meeting held in February 2005 addressing the safety and cardiovascular risks of NSAIDs, described above, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our oral tablet lornoxicam product candidate.

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

We incurred direct development costs associated with the development of our lornoxicam program of $2.0 million during the three-month period ended March 31, 2006, and we have incurred $7.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

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

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes in the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition. Further, if regulatory approval of Trexima is accelerated, delayed or not ultimately obtained, then the amortization of revenues for this product would prospectively be accelerated or reduced accordingly.

As of March 31, 2006, we had deferred $5.3 million of revenue, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. We recognized revenue related to our collaborations of $2.2 million for the three month period ended March 31, 2006, $28.6 million for the fiscal year ended December 31, 2005, $23.1 million for the fiscal year ended December 31, 2004 and $3.7 million for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Option No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method. Therefore, prior to January 1, 2006 we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over a four year period. The expected term was estimated based on a simplified method as allowed under SEC Staff Accounting Bulletin No. 107 averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2006 was based on historical rates.

Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish an annual valuation allowance. We have not recorded any tax provision or benefit for the years ended December 31, 2005, 2004, or 2003 and have provided a valuation allowance for the full amount of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods. Until we record a tax provision or benefit based upon anticipated utilization of the prior operating loss carry-forwards, no estimate of the effect of a change in our estimated effective tax rate will be made.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended March 31, 2006 was $(6.4) million or $(0.22) per share as compared to a net loss of $(5.4) million, or $(0.19) per share, for the quarter ended March 31, 2005. The net loss for the quarter ended March 31, 2006 reflected an increase in operating expenses due primarily to a $1.9 million or ($0.07) per share charge for non-cash stock-based compensation expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $2.2 million of revenue for the quarter ended March 31, 2006 as compared to $2.1 million for the quarter ended March 31, 2005. Revenue for the three months ended March 31, 2006 resulted from amortization of upfront payments we received pursuant to development and commercialization agreements relating to MT 300 and Trexima. Revenue for the period ended March 31, 2005 resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $5.3 million remains in deferred revenue at March 31, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $0.2 million to $5.5 million for the quarter ended March 31, 2006, as compared to the same period of 2005. The increase was due primarily to a $0.7 million non-cash compensation charge in 2006 for stock option expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006, and an increase in direct development costs for the lornoxicam and the PN/PA programs, offset by a decrease in direct development costs for Trexima, as compared to the same period of 2005. Direct development costs for the lornoxicam program increased by $1.5 million to $2.0 million, primarily due to Phase I/II clinical trial activities during the first quarter of 2006 as compared to the same period of 2005. Direct development costs for the PN/PA program increased by $1.1 million to $1.4 million, primarily due to product development activities including the formulation and development of clinical trial materials during the first quarter of 2006, as compared to the same period of 2005. Direct development costs for Trexima decreased by $3.0 primarily due to the completion of clinical trial activities during 2005. Research and development expenses increased $0.8 million to $2.0 million as compared to the same period of 2005, primarily due to a $0.7 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. The $0.7 million non-cash compensation expense for the three months ended March 31, 2006 included a one-time adjustment of $0.2 million resulting from the performance-based option expensing method conversion to SFAS No. 123(R). We have included in our research and development expenses the personnel costs associated with our research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $1.3 million to $3.7 million for the first quarter of 2006, as compared to the same period of 2005. The increase was due primarily to a $1.2 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. The $1.2 million non-cash compensation expense for the three months ended March 31, 2006 included a one-time adjustment of $0.1 million resulting from the performance-based option expensing method conversion to SFAS No. 123(R). Cost associated with our business development activities increased by $0.2 million to $0.7 million, primarily due to increased legal expenses and other related consulting expenses. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.2 million for the quarters ended March 31, 2006 and March 31, 2005. Investment income from bond amortization for the period ended March 31, 2006 totaled $0.2 million as compared to $0.1 million from bond amortization during the same period of 2005.

Income Taxes

As of December 31, 2005, we had net operating loss carry-forwards of approximately $86.8 million for federal and state income tax purposes, which are available to offset future federal and state taxable income, if any, which expire between 2011 and 2024. We also have research and development tax credit carry-forwards of approximately $7.8 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate a cumulative net operating loss carry-forward of approximately $12.0 million for the twelve months ending December 31, 2006 and estimate an effective tax rate of 0% for the three month period ended March 31, 2006. Our effective tax rate was 0% for the three month period ended March 31, 2005. The estimated effective rate was based upon estimates of income for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash inflows of $63.3 million. At March 31, 2006, cash and cash equivalents, along with short-term investments, totaled $39.6 million, a decrease of $6.3 million compared to December 31, 2005. Our cash and cash equivalents are invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

During the first quarter of 2006, we moved an additional $5.0 million into a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to less than twelve months, limits concentration to 5% or less and requires credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We did not receive any operating cash during the three month period ended March 31, 2006. We expect milestone payments from GSK in the aggregate amount of $20.0 million upon and subject to the approval of the Trexima NDA and upon GSK’s intent to commercialize Trexima. Cash received from financing activities during the period totaled $0.8 million reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash paid for operating activities totaled $7.4 million for the three-month period ended March 31, 2006. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash paid for operating activities was $27.4 million for the fiscal year ended December 31, 2005, $26.4 million for the fiscal year ended December 31, 2004 and $18.4 million for the fiscal year ended December 31, 2003. Net cash paid for investing activities during the period totaled $5.8 million, reflecting investing activities associated with the purchase of short-term securities. Cash required for our operating activities during 2006 is projected to be slightly higher than our 2005 requirements due to the expected cash required to continue the progress of our development programs. During the first quarter of 2006 we recorded non-cash stock-based compensation expense of $1.9 million as a result of adopting SFAS No. 123(R) on January 1, 2006. We also reclassified, from current liabilities to additional paid-in capital, $1.4 million of prior year accrued compensation related to the expensing of restricted stock units and performance based options granted under the Trexima incentive program. This reclassification also resulted from our adoption of SFAS No. 123(R).

As of March 31, 2006, we had $15.2 million in cash and cash equivalents and $24.4 million in short-term investments. If our operating expenses for 2006 and 2007 are at the level of our operating expenses in 2005, and if we do not receive any additional milestone payments under any of our collaboration agreements during 2006 and 2007, including in particular $20.0 million in remaining milestone payments from GSK related to FDA approval of and GSK’s intent to commercialize Trexima, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 if any regulatory agency requires us to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of our regulatory filings for any of our product candidates. We are not currently obligated to make any milestone payments to third parties and do not currently have any other required material payment obligations during that period. However, regulatory delays or unforeseen developments in the development of our existing and future product candidates may increase our cash requirements beyond our currently assumed needs. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable.

If any of the foregoing occurs, we may seek to raise additional funds. Sources of such funds may not be available on terms favorable to us. We regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission (SEC), and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from our initial public offering and, private placements and revenue from our collaboration agreements have been invested, in accordance with our investment policy, in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government and Government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied and the case is now in the discovery phase.

On September 13, 2004, two shareholder derivative actions were also filed against certain of our current and former directors and officers in the Superior Court for the County of Orange in the State of North Carolina, alleging violations of state law, including breaches of fiduciary duties and insider sales, relating to the same allegedly misleading statements concerning our product candidates, MT 100 and MT 300, that are referenced in the various purported class action lawsuits. The two cases were consolidated and assigned to the North Carolina Business Court. The plaintiffs in the derivative actions filed a consolidated amended complaint asserting the same claims as were asserted in the original complaints. On May 31, 2005, we filed a motion to dismiss the consolidated amended complaint and in November 2005, the consolidated amended complaint was dismissed “with prejudice.”

We believe that the allegations in the class action lawsuit are without merit and intend to defend this action vigorously. While we cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operation or financial condition.

Item 1A. Risk Factors

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

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

We have incurred significant losses since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $119.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. None of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved (except for MT100, which has been approved for sale in the UK).

In the U.S., a separate NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek in the future outside the U.S.

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our current collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. We have begun discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the U.S. and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK is entitled to terminate its agreement upon 90 days’ notice for any reason. Additionally, GSK may reduce the royalties on net sales of products payable to us under the agreement if generic competitors attain a pre-determined share of the market for products marketed under the agreement, or if GSK owes a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreement. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we have begun discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

If our current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and/or commercialize our product candidates. Moreover, any future collaborations or license arrangements we may enter into may not be on terms favorable to us.

A further risk we face with our collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Trexima clinical trials. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization would delay or eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreement with GSK, GSK has the first right to enforce our MT 400 patents and would have exclusive control over such enforcement litigation.

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

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, and clinical trials for our product candidates. Any negative or unanticipated results, unforeseen costs or delays in the conduct of these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could reduce, delay or eliminate our receipt of revenues for one or more of our product candidates and adversely affect our ability to achieve profitability.

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

It should be noted that the results of any of our clinical trials are not necessarily predictive of results we will obtain in subsequent clinical trials. This may occur for many reasons, including, among others, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, our results from the first of our two Phase 3 pivotal clinical trials of Trexima differed from the results of our second Phase 3 clinical trial and from the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Trexima failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations to support our marketing applications or could result in limits placed on the marketing of the product. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results that require us to reconsider the need for certain studies or trials. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies for Trexima or other MT 400 product candidates we may develop.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., Astra Zeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM) and the only remaining COX-2 inhibitor, Celebrex®.

Based upon their drug product and pipeline portfolios and the overall competitiveness of our industry, we believe that we face, and will continue to face, intense competition from other companies for securing collaborations with pharmaceutical companies, establishing relationships with academic and research institutions, and acquiring licenses to proprietary technology. Our competitors, either alone or with collaborative parties, may also succeed with technologies or products that are more effective than any of our current or future technologies or products. Many of our actual or potential competitors, either alone or together with collaborative parties, have substantially greater financial resources, and almost all of our competitors have larger numbers of scientific and administrative personnel than we do.

Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

•	developing product candidates;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of product candidates; and

•	manufacturing and marketing products.

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we are currently experiencing as a result of the not-approvable letters we have received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied and the case is now in the discovery phase.

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

Our operating expenses for the three-month period ended March 31, 2006 totaled $9.1 million, including non-cash compensation expense of $1.9 million related to stock options and other stock-based awards, associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2003 through 2005, our average annual operating expenses (including average non-cash deferred compensation of $0.6 million) were $25.4 million. We are currently expecting operating expenses for the 2006 fiscal year to be between $39.0 million and $43.0 million, including non-cash compensation expenses, related to stock options and other stock-based awards expected to be in the range of $7.0 million to $7.2 million resulting from our adoption of SFAS 123(R) on January 1, 2006. As of March 31, 2006, we had $39.6 million in cash and cash equivalents and short-term investments. If our operating expenses in 2006 and 2007 are at the level of our currently expected operating expenses for 2006 and if we do not receive any additional milestone payments under any of our collaboration agreements, we will not have sufficient cash reserves to maintain our level of business activities throughout 2007. Further, our expenses might increase in 2006 and 2007 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations, including in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, Kristina M. Adomonis, Senior Vice President, Business Development, or Dr. W. James Alexander, Senior Vice President, Product Development, or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through March 31, 2006, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 34% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, as we recently announced, beginning in September 2006 our chief executive officer and one of our directors may sell up to an aggregate of 1,010,000 shares pursuant to Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

POZEN Inc. (Registrant)

May 2, 2006	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 2, 2006	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 2, 2006	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.