Form 10-Q
period 2006-06-30
POZEN INC /NC
filed 2006-08-08
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 29,176,866.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Six Months Ended June 30, 2006

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of June 30, 2006	1

	Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 and Period From Inception (September 26, 1996) Through June 30, 2006	2

	Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and Period From Inception (September 26, 1996) Through June 30, 2006	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to Vote of Security Holders	37

Item 6.	Exhibits	38

Signature and Certifications		39

Exhibit Page		40

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,303,594	$27,467,789
Short-term investments	18,559,186	18,370,701
Prepaid expenses and other current assets	296,895	613,682

Total current assets	32,159,675	46,452,172
Equipment, net of accumulated depreciation	220,626	234,839

Total assets	$32,380,301	$46,687,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214,385	$1,443,676
Accrued compensation	851,033	2,591,633
Accrued expenses	1,349,663	1,201,023
Deferred revenue	3,428,200	6,552,000

Total current liabilities	6,843,281	11,788,332
Long-term liabilities:
Deferred revenue	1,000,000	1,000,000

Total liabilities	7,843,281	12,788,332
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,176,866 and 29,002,306 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	29,177	29,002
Additional paid-in capital	151,904,842	146,399,373
Accumulated other comprehensive loss	(10,290)	(8,551)
Deficit accumulated during the development stage	(127,386,709)	(112,521,145)

Total stockholders’ equity	24,537,020	33,898,679

Total liabilities and stockholders’ equity	$32,380,301	$46,687,011

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30,
	2006	2005	2006	2005	2006
Revenue	$886,800	$1,958,885	$3,123,800	$4,011,375	$58,576,082
Operating expenses:
General and administrative	3,078,544	2,328,632	6,731,014	4,725,218	56,803,965
Research and development	6,659,465	4,003,467	12,147,643	9,331,252	138,156,843

Total operating expenses	9,738,009	6,332,099	18,878,657	14,056,470	194,960,808
Other income:
Interest and other income	430,436	285,531	889,293	557,204	9,932,495

Net loss	(8,420,773)	(4,087,683)	(14,865,564)	(9,487,891)	(126,452,231)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net loss attributable to common stockholders	$(8,420,773)	$(4,087,683)	$(14,865,564)	$(9,487,891)	$(155,003,814)

Basic net loss per common share	$(0.29)	$(0.14)	$(0.51)	$(0.33)

Shares used in computing basic net loss per common share	29,164,333	28,915,511	29,139,452	28,914,116

Diluted net loss per common share	$(0.29)	$(0.14)	$(0.51)	$(0.33)

Shares used in computing diluted net loss per common share	29,164,333	28,915,511	29,139,452	28,914,116

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from Inception (September 26, 1996) Through June 30, 2006
	2006	2005
Operating activities:
Net (loss) income	$(14,865,564)	$(9,487,891)	$(126,452,231)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	53,570	90,348	894,988
Write-down of impaired asset	—	69,272	155,576
Gain on sale of investments	—	49,717	—
Bond amortization	(508,772)	(219,615)	(1,080,452)
Noncash compensation expense	3,268,149	340,549	15,505,126
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Prepaid expenses, and other current assets	316,787	618,568	(296,895)
Accounts payable and accrued expenses	(459,556)	(2,135,632)	3,415,080
Deferred revenue	(3,123,800)	(4,007,070)	4,428,200

Net cash used in operating activities	(15,319,186)	(14,681,754)	(102,980,608)
Investment activities:
Purchase of equipment	(39,357)	(35,639)	(1,271,190)
Purchase of investments	(18,281,452)	(25,655,235)	(65,289,025)
Sale of investments	18,600,000	6,350,283	47,800,000

Net cash provided by (used in) investing activities	279,191	(19,340,591)	(18,760,215)
Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	875,799	4	82,550,551
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)

Net cash provided by financing activities	875,799	4	135,044,416

Net (decrease) increase in cash and cash equivalents	(14,164,195)	(34,022,341)	13,303,594
Cash and cash equivalents at beginning of period	27,467,789	51,764,129	—

Cash and cash equivalents at end of period	$13,303,594	$17,741,788	$13,303,594

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,379

Conversion of preferred stock warrants to common stock	$—	$—	$1,080,001

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

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of June 30, 2006, the Company had $13.3 million in cash and cash equivalents and $18.6 million in short-term investments. If the Company’s operating expenses for 2006 and 2007 remain at the level of its operating expenses in 2005, the Company believes it will have sufficient cash reserves to maintain that level of business activities throughout 2007 provided that, under the terms of the Company’s August 1, 2006 Collaboration and License Agreement (Agreement) with AstraZeneca AB (AstraZeneca), the Company receives an upfront license fee of $40 million which is payable to the Company following the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and provided that certain development expenses are paid by AstraZeneca, as outlined in the Agreement. The Company’s expenses might increase in 2006 and 2007 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company is currently experiencing related to the approvable letter the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 related to the Company’s New Drug Application (NDA) for Trexima, or unforeseen developments in the development of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•	The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Trexima NDA which was earlier than anticipated. The decrease in the deferred period resulted in a $357,000 increase in amortization in future quarters as compared to the second quarter 2005 amortization. During the second quarter of 2006 the remaining amortization period of 6 months was increased to 15 months based upon the June 2006 receipt of an approvable letter from the FDA related to the Trexima NDA and an estimated extension of 9 months, which represents what the Company believes to be the conclusion of any obligation on its part under the agreement. The increase in the deferred period resulted in a $1.3 million decrease in amortization in future quarters as compared to the first quarter 2006 amortization.

•	The September 2003 $1.0 licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (Valeant NA), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006, resulting in a $14,000 decrease in the fourth quarter 2003 amortization from the third quarter 2003 estimate.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the six month periods ended June 30, 2005 and 2006, the Company had $0.2 million and $0.5 million of bond amortization and $7,485 and $10,290 of unrealized losses on investments included in other income (loss) for each period, respectively.

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $7,485 and $10,290 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at June 30, 2005 and 2006, respectively.

Comprehensive income consists of the following components for the six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(8,420,773)	$(4,087,683)	$(14,865,564)	$(9,487,891)
Unrealized gain (loss) on marketable securities	9,934	4,498	(10,290)	(7,485)

Total comprehensive loss	$(8,410,839)	$(4,083,185)	$(14,875,854)	$(9,495,376)

Stock-based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion No. 25 (“APB 25”),

“Accounting for Stock Issued to Employees,” intrinsic value method. Accordingly, prior to January 1, 2006 we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance or market condition.

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the six months ended June 30, 2006 includes the following stock-based compensation expense:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$386,900	$1,119,800
General and administrative	960,800	2,148,300

Operating loss	(1,347,700)	(3,268,100)
Tax benefit	—	—

Net loss	$(1,347,700)	$(3,268,100)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.20 years was $11.0 million at June 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2006 was $3.0 million at June 30, 2006.

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

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. As of June 30, 2006, due to forfeitures resulting from employee terminations, options to purchase an aggregate of 388,593 shares of common stock remain outstanding under the Trexima incentive program. Each performance-based option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the six months ended June 30, 2006 are shown in the following table:

(In thousands)	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected volatility	76.6 – 80.0%	76.0 – 80.0%
Expected dividends	0%	0%
Expected terms	6.25 Years	6.25 Years
Risk-free interest rate	5.0 - 5.1%	4.3 - 5.1%

The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over a four year period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six month periods ended June 30, 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2006	3,317	$7.67
Granted	826	10.91
Exercised	157	5.34
Forfeited or expired	49	9.28

Outstanding at March 31, 2006	3,937	8.42	7.6	$32,663

Exercisable at March 31, 2006	1,927	$7.38	6.2	$17,968

Granted	57	12.81
Exercised	18	2.10
Forfeited or expired	288	10.41

Outstanding at June 30, 2006	3,688	8.36	7.3	$944

Exercisable at June 30, 2006	1,816	$7.31	5.9	$2,445

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three and six month periods ended June 30, 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 was $0.1 million and $0.8 million, respectively.

Restricted Stock

As of June 30, 2006, there was $0.2 million in unrecognized compensation expense related to unvested restricted stock units under the May 2004 award of 98,135 restricted stock units granted to our chief executive officer described above. That cost is expected to be recognized over the period ending December 31, 2006. The grant-date fair value of these restricted stock units was $12.24 per share. There were 32,712 unvested restricted stock units outstanding at June 30, 2006 and no time-based restricted stock was granted nor forfeited during the three and six month periods ended June 30, 2006.

Performance-Based Awards

The fair value of each performance-based option granted under the Trexima incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards in the six months ended June 30, 2006, are the same as those noted above under Time-Based Stock Awards.

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

As of June 30, 2006, there was $0.4 million in unrecognized compensation related to performance-based awards granted under the Trexima incentive program. That cost is expected to be recognized over the period ending June 30, 2007. The grant-date fair value of these performance-based options was $3.77 per share. There were 388,593 unvested performance-based options outstanding at June 30, 2006. No performance-based awards were granted nor exercised during the six months ended June 30, 2006; 49,542 and 54,818 awards were forfeited during the three and six month periods ended June 30, 2006. At June 30, 2006 the performance-based options had no intrinsic value and a remaining contractual life of 8.5 years.

2005 Stock-Based Compensation

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss attributable to common stockholders as reported	$(4,087,683)	$(9,487,891)
Add: Stock-based employee compensation expense reflected in reported net loss, net of related tax effects	$240,451	$340,549
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,434,949)	(3,043,864)

Pro forma net loss attributable to common stockholders	$(5,282,181)	$(12,191,206)

Earnings per share
Basic net income (loss) per common share as reported	$(0.14)	$(0.33)
Basic net income (loss) per common share pro forma	$(0.18)	$(0.42)
Diluted net income (loss) per common share as reported	$(0.14)	$(0.33)
Diluted net income (loss) per common share pro forma	$(0.18)	$(0.42)

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the six month period ended June 30, 2005: a risk-free interest rate of 3.90% to 4.05%; a dividend yield of 0%; a weighted-average expected life of 7.0 years; and a volatility rate of 97% to 98%. The expected volatility was estimated using the historical volatility over a period of four years preceding the applicable period. The weighted-average fair value of options granted in the three month and six month periods ended June 30, 2005 were $7.51 and $7.10 respectively.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2005 and 2006. During the six months ended June 30, 2005 and 2006, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended June 30, 2005 and 2006. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB 25 intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options as such options had an exercise price equal to the market price of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. We have not restated our financial results from prior periods as a result of our adoption of SFAS No. 123(R).

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

Contingencies—Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. A lead plaintiff has been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005 and the case is now in discovery phase. The Company and the defendant believe that the allegations in this action are without merit and intend to defend this case vigorously.

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

3. Subsequent Event

On August 2, 2006, the Company announced that it had signed an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) for the co-development and commercialization of proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. The initial product will be indicated for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

Under the terms of the agreement, AstraZeneca will pay the Company an upfront license fee of $40 million, which is payable following termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, with potential aggregate milestone payments of up to $160 million for certain development and regulatory milestones and up to $175 million of potential sales performance milestones, if specified thresholds are achieved. Royalties will be paid on net sales under a tiered royalty structure that ranges from mid-single digits to mid-teens. The Company will be responsible for the development and filing of any NDA in the U.S., while AstraZeneca will have full responsibility for development activities outside of the U.S. as well as all aspects of manufacturing, marketing, sales and distribution on a worldwide basis. AstraZeneca will also be responsible for all non-U.S. regulatory filings. The collaboration is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

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

We are currently developing Trexima™ in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT Technology™, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and on June 8, 2006, we received an approvable letter related to our NDA for Trexima requiring us to provide certain additional safety information relating to Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA on July 26, 2006 to discuss the approvable letter and we expect to submit a full response to the FDA’s approvable letter in the fourth quarter of the year. The FDA will then have up to six months to review the information contained in our response.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone. On August 2, 2006, we announced that we had entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology. Another candidate under this development program, PA 325, a combination of a PPI and aspirin, is currently in formulation development and is not covered under our agreement with AstraZeneca.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of June 30, 2006, our accumulated deficit was approximately $127.4 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 71% of our total operating expenses. For the six months ended June 30, 2006, our research and development expenses represented approximately 64% of our total operating expenses.

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the six month period ended June 30, 2006 were $3.6 million. Other research and development department costs for the six month period ended June 30, 2006 were $0.2 million.

MT 400/Trexima

On June 8, 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA has requested additional safety information on Trexima, some of which require new studies. We, along with GSK, met with the FDA on July 26, 2006 to discuss the approvable letter and we expect to submit a full response to the approvable letter providing additional safety information in the fourth quarter of the year. The FDA will have up to six months to review the information contained in our response. There are no guarantees that FDA will find the submission to be satisfactory, that the FDA will approve the NDA, or that additional testing will not be required for approval.

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

In addition to our Phase 3 pivotal studies, we completed two additional pharmacokinetic Phase 1 studies requested by the FDA and these were submitted to the FDA within the Trexima NDA. We also completed a long-term, twelve-month open label safety study for Trexima. The final results of this study were submitted to the NDA, as previously agreed with FDA, in December 2005 in the 120-day safety update report to the NDA. GSK has funded and continues to conduct pre-approval market support studies for Trexima under our IND. Additional safety data from two of these GSK-sponsored studies were submitted to the FDA within the 120-day safety update report, and the final reports of those studies were filed to the IND during the first quarter of 2006.

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

We incurred $24,000 in direct development costs associated with the development of MT 400/Trexima for the six-month period ended June 30, 2006 and we have incurred $24.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred $55,000 in direct development costs associated with the development of MT 100 for the six-month period ended June 30, 2006 and we have incurred $39.8 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We incurred $14,000 in direct development costs associated with the development of MT 300 for the six-month period ended June 30, 2006 and we have incurred $14.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN/PA Program

Under our PN program, we have completed formulation development and initiated clinical studies for combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. To date, we have conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our future development and commercialization efforts under the PN program will be covered under our exclusive collaboration agreement with AstraZeneca, which we announced on August 2, 2006, using the PPI esomeprazole magnesium and naproxen. Our PA product candidate, PA 325, currently in formulation development, is a combination of a PPI and aspirin and is not covered under the AstraZeneca agreement. We have retained all rights to this PA product candidate.

In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to enteric-coated naproxen. This study demonstrated that the PN formulation was bioequivalent to the reference drug, EC Naprosyn®.

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006 we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca, expect to meet with the FDA during the next few months to determine whether, notwithstanding the use of a different PPI, the core development program and the SPA already agreed upon will apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen. We plan to commence certain PN 200 trials in the third quarter of 2006 to test longer-term gastro-protection of the PN product concept. Additional trials with the naproxen/esomeprazole fixed combination will begin once the new product is formulated and clinical supplies manufactured, with Phase 3 clinical trials expected to start in the third quarter of 2007. We do not anticipate any material changes in the design of the overall Phase 3 program.

In 2005, we also had discussions with the FDA concerning the implications of the FDA’s guidance issued in June 2005 concerning labeling of NSAID-containing products, which resulted from an FDA advisory committee meeting held in February 2005. The advisory committee addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on our discussions with the FDA reviewing division for PN products, we believe that, unless new information about naproxen safety concerns becomes available, long-term cardiovascular safety studies will not be required at this time for FDA approval of our PN product candidates containing naproxen. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN and PA product candidates.

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PN or PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PN or PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PN/PA program of $4.5 million during the six-month period ended June 30, 2006 and we have incurred $13.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

Injectable Formulation. We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, the regulatory environment and commercial opportunities, we currently do not intend to pursue the migraine indications. It is anticipated that the injectable formulation will be studied in the management of moderate to severe acute pain in the clinical setting and as such, we believe, based on our discussions to date with the FDA, that long term cardiovascular safety studies may not be required for NDA approval of this formulation. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and discuss with the FDA the clinical and non-clinical study requirements for approval of this and our other lornoxicam product candidates.

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

We incurred direct development costs associated with the development of our lornoxicam program of $3.4 million during the six-month period ended June 30, 2006, and we have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. GSK has proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT Technology™, and naproxen sodium in a single tablet, being developed under the agreement. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to us in an aggregate amount of up to $20.0 million upon FDA approval of the Trexima NDA and upon notification of intent to commercialize Trexima. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

AstraZeneca AB (AstraZeneca)

On August 1, 2006, we entered into a collaboration and license agreement with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroproductive agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca may, at no additional cost, elect to include Japan in the licensed territory within two years after the effective date of the agreement.

Under the terms of the agreement, AstraZeneca will pay us an upfront license fee of $40 million. In addition, AstraZeneca has agreed to make milestone payments upon the achievement of certain development events and sales events. If all development milestones are achieved, total development milestone payments due us under the agreement will be $160 million. If all sales milestone events are achieved, total sales milestone payments due us under the agreement will be $175 million. We will also receive a royalty based on annual net sales by AstraZeneca, its affiliates or sublicensees under the agreement during the royalty term. The royalty rate varies based on the level of annual net sales of products made by AstraZeneca, its affiliates and sublicensees, with percentages ranging from the mid-single digits to the mid-teens. In addition, the agreement provides for certain reductions to the royalty rate based on qualified royalty payments to other third parties and loss of market share due to generic competition. Our right to receive royalties from AstraZeneca for the sale of such products expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

We retain responsibility for the development and filing of the New Drug Application (NDA) for the product in the United States. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We have agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement establishes joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees will operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

The agreement, unless earlier terminated, shall expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant of this situation and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant decides to assume development, it would be credited $1.0 million in development expense. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300 and we have begun discussions regarding termination of our commercialization agreement with Valeant NA. In July 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

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

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the audit committee of our board of directors. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We have a discussion below of four critical accounting estimates: revenue recognition, accrued expenses, stock-based compensation and income taxes.

Revenue Recognition

Our licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, royalty payments based on future product sales and withdrawal fees if certain conditions are met. We recognize revenue under these agreements in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” as amended by SAB 104, “Revenue Recognition” (“SAB 101”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

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

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes in the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition. Further, if regulatory approval of Trexima is accelerated, delayed or not ultimately obtained, then the amortization of revenues for this product would prospectively be accelerated or reduced accordingly. For example, as a result of our receipt in June 2006 of an approvable letter from the FDA related to our Trexima NDA, we have extended the amortization period for completion of our obligations under our Trexima collaboration agreement with GSK.

As of June 30, 2006, we had deferred $4.4 million of revenue, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. We recognized revenue related to our collaborations of $3.1 million for the six month period ended June 30, 2006, $28.6 million for the fiscal year ended December 31, 2005, $23.1 million for the fiscal year ended December 31, 2004 and $3.7 million for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method. Therefore, prior to January 1, 2006 we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance or market condition.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a four year period. The expected term was estimated based on a simplified method as allowed under SEC Staff Accounting Bulletin No. 107 averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the six months ended June 30, 2006 was based on historical rates.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net income (loss) per share: Net loss attributable to common stockholders for the quarter ended June 30, 2006 was $(8.4) million or $(0.29) per share as compared to a net loss of $(4.1) million, or $(0.14) per share, for the quarter ended June 30, 2005. The net loss for the quarter ended June 30, 2006 included $1.3 million or ($0.05) per share charge for non-cash stock-based compensation expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $0.9 million of revenue for the quarter ended June 30, 2006 as compared to $2.0 million for the quarter ended June 30, 2005. The decrease in revenue was primarily due to an extension of the amortization period of upfront payments we received pursuant to our development and commercialization agreement relating to Trexima. During the quarter, the remaining Trexima amortization period was increased from 6 months to 15 months based upon our receipt in June 2006 of an approvable letter from the FDA related to our Trexima NDA and an estimated additional 9 months which we believe represents the period required to conclude any obligations on our part. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $4.4 million remains in deferred revenue at June 30, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development total expenses increased by $2.7 million to $6.7 million for the quarter ended June 30, 2006, as compared to the same period of 2005. The increase was due primarily to an increase in direct development costs for the lornoxicam and the PN programs, partially offset by a decrease in direct development costs for Trexima, as compared to the same period of 2005. Direct development costs for the lornoxicam program increased by $1.2 million to $1.4 million, primarily due to Phase I/II clinical trial activities during the second quarter of 2006 as compared to the same period of 2005. Direct development costs for the PN/PA program increased by $1.9 million to $3.1 million, primarily due to product development activities including the formulation and development of clinical trial materials and other clinical trial activities during the second quarter of 2006, as compared to the same period of 2005. Direct development costs for Trexima decreased by $1.0 million primarily due to the completion of clinical trial activities during 2005. Research and development departmental expenses increased by $0.4 million to $1.8 million as compared to the same period of 2005, primarily due to a $0.4 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.7 million to $3.1 million for the second quarter of 2006, as compared to the same period of 2005. The increase was due primarily to a $1.0 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Cost associated with our business development activities increased by $0.2 million to $0.6 million, primarily due to increased legal expenses and other consulting expenses related to our licensing activities. Costs associated with our public company activities decreased by $0.2 million primarily due to a decrease in class action litigation legal fees. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.2 million for the quarters ended June, 2006 and June 30, 2005. Investment income from bond amortization for the period ended June 30, 2006 totaled $0.3 million as compared to $0.1 million from bond amortization during the same period of 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net income (loss) per share: Net loss attributable to common stockholders for the six months ended June 30, 2006 was $(14.9) million, or $(0.51) per share, as compared to a net loss of $(9.5) million, or $(0.33) per share, for the same period of 2005. The net loss for the quarter ended June 30, 2006 included $3.3 million, or $(0.11) per share, charge for non-cash stock-based compensation expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $3.1 million of revenue for the six months ended June 30, 2006, as compared to $4.0 million for the same period of 2005. The decrease in revenue was primarily due to the extension of the amortization period of the upfront payments we received pursuant to our development and commercialization agreement with GSK related to Trexima. During the quarter, the remaining Trexima amortization period was increased from 6 months to 15 months based upon our receipt in June 2006 of an approvable letter from the FDA related to our Trexima NDA and an estimated additional 9 months which we believe represents the period required to conclude any obligations on our part. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $4.4 million remains in deferred revenue at June 30, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development total expenses increased by $2.8 million to $12.1 million for the six months ended June 30, 2006, as compared to the same period of 2005. The increase was due primarily to a $1.1 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006 and an increase in direct development costs for the lornoxicam and the PN programs, partially offset by a decrease in direct development costs for Trexima, as compared to the same period of 2005. Direct development costs for the lornoxicam program increased by $2.7 million to $3.4 million, primarily due to Phase I/II clinical trial activities during the first half of 2006 as compared to the same period of 2005. Direct development costs for the PN/PA program increased by $2.9 million to $4.5 million, primarily due to product development activities including the formulation and development of clinical trial materials and other clinical trial activities during the first half of 2006, as compared to the same period of 2005. Direct development costs for Trexima decreased by $4.0 million primarily due to the completion of clinical trial activities during 2005. Research and development departmental expenses increased $1.2 million to $3.8 million as compared to the same period of 2005, primarily due to a $1.1 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. We have included in our research and development total expenses the personnel costs associated with our departmental research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $2.0 million to $6.7 million for the six month ended June 30, 2006, as compared to the same period of 2005. The increase was due primarily to a $2.1 million non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Costs associated with our business development activities increased by $0.4 million to $1.3 million, primarily due to increased legal expenses and other consulting expenses related to our licensing activities. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.4 million and $0.3 million for the six months ended June, 2006 and June 30, 2005, respectively. Investment income from bond amortization for the period ended June 30, 2006 totaled $0.5 million as compared to $0.2 million from bond amortization during the same period of 2005.

Income Taxes

As of December 31, 2005, we had net operating loss carry-forwards of approximately $86.8 million for federal and state income tax purposes, which expire between 2011 and 2024. We also have research and development tax credit carry-forwards of approximately $7.8 million for federal income tax reporting purposes that expire between 2012 and 2024. We currently estimate net operating income of approximately $10.8 million for the twelve months ending December 31, 2006 and estimate an effective tax rate of 0% for the six month period ended June 30, 2006 and was based upon financial results available at June 30, 2006. Our effective tax rate was 0% for the six month period ended June 30, 2005. The estimated effective rate was based upon estimates of loss for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes. In July 2006, the FASB issued interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies SFAS No. 109 “Accounting for Income Taxes” by providing specific guidance in reporting uncertain income taxes recognized in a company’s financial statements, including consistent recognition threshold, classification, interest and penalties and disclosures. FIN No. 48 is effective for us as of January 1, 2007. We have not yet determined the impact of the adoption of FIN No. 48 on our financial position, results of operations or cash flows; however, there is no impact on our current financial statements.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash inflows of $63.3 million. At June 30, 2006, cash and cash equivalents, along with short-term investments, totaled $31.9 million, a decrease of $14.0 million compared to December 31, 2005. Our cash and cash equivalents are invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

During the first quarter of 2006, we moved an additional $5.0 million into a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We did not receive any operating cash during the six month period ended June 30, 2006. Pursuant to the terms of our collaboration agreement with AstraZeneca, we expect to receive an upfront license fee of $40 million following termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act’s notification program. Cash received from financing activities during the period totaled $0.9 million reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash used in operating activities totaled $13.4 million for the six-month period ended June 30, 2006. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash used in operating activities was $27.4 million for the fiscal year ended December 31, 2005, $26.4 million for the fiscal year ended December 31, 2004 and $18.4 million for the fiscal year ended December 31, 2003. Net cash provided by investing activities during the six month period ended June 30, 2006 totaled $0.3 million, reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2006 is projected to approximate our 2005 requirements. During the six month period ended June 30, 2006 we recorded non-cash stock-based compensation expense of $3.3 million as a result of adopting SFAS No. 123(R) on January 1, 2006. We also reclassified, from current liabilities to additional paid-in capital, $1.4 million of prior year accrued compensation related to the expensing of restricted stock units and performance based options granted under the Trexima incentive program. This reclassification also resulted from our adoption of SFAS No. 123(R).

As of June 30, 2006, we had $13.3 million in cash and cash equivalents and $18.6 million in short-term investments. If our operating expenses for 2006 and 2007 remain at the level of our operating expenses in 2005, we believe that we will have sufficient cash reserves to maintain that level of business activities throughout 2007, provided that, under the terms of our collaboration agreement with AstraZeneca, we receive an upfront license fee of $40 million which is payable to us following the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We may issue shares of common stock in the future, to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission (SEC), and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer relating to MT 100 and MT 300.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, in June 2006 we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima which will require some additional studies. We expect to submit a full response to the FDA’s approvable letter in the fourth quarter of 2006. However, there can be no guarantee that the FDA will approve our NDA based on the information contained in our response to the approvable letter, or at all. Further, we have decided to discontinue development of MT 100 in the U.S. and to explore the possibility of selling or otherwise disposing of the MT 100 asset, based upon the determination of an FDA Advisory Committee in August 2005. The FDA Advisory Committee determined, following our receipt of a not approvable letter from the FDA in 2004 for our NDA for MT 100, that the potential, but unquantified, risk of tardive dyskinesia, an involuntary movement disorder associated with the use of metoclopramide, one of the components of MT 100, outweighed the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Further, based upon our understandings from our recent communications with the FDA, in which the FDA restated its concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, we do not believe it is possible to reverse the not approvable status of MT 300 stated in the not approvable letter we received from the FDA in 2003. In addition to the inability to obtain regulatory approval, many other factors could negatively affect the success of our efforts to develop and commercialize our product candidates, including those discussed in the risk factors that follow as well as negative, inconclusive or otherwise unfavorable results from any studies or clinical trials, such as those that we obtained with respect to MT 500, which led to our decision to discontinue development of that product candidate in 2002.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. We do not have a current source of product revenue.

We have incurred significant losses since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $127.4 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. Our remaining milestone payments under our collaboration agreement with GSK related to Trexima are payable upon FDA approval of and GSK’s intent to commercialize Trexima. As a result of our receipt in June 2006 of an approvable letter relating to our NDA for Trexima requesting certain additional safety information, we cannot guarantee when or if we will receive future payments under that agreement. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. None of our product candidates have been approved for sale in the U.S. or any foreign market (except for MT 100, which has been approved for sale in the UK) and they may never be approved. For example, in June 2006, we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima thereby delaying regulatory approval, and any subsequent commercial sales, if at all. We also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. Further, under our MT 300 collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. We have begun discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of the PPI esomeprozole magnesium and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their agreements upon 90 days’ notice for any reason. Substantial delays in obtaining regulatory approval to market Trexima, such as may result from our receipt in June 2006 of an approvable letter relating to our NDA for Trexima in which the FDA requested additional safety information, could increase this risk of termination of the GSK agreement. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under the respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we have begun discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Trexima clinical trials. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in commercialization we are currently experiencing as a result of the approvable letter we received from the FDA in June 2006 related to our Trexima NDA, would delay or eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under the respective agreements and would have exclusive control over such enforcement litigation.

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several early-stage compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Trexima or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. Any substantial delays in obtaining, or failure to obtain, regulatory approval from the FDA to market Trexima, including as a result of our receipt in June 2006 from the FDA of an approvable letter requesting additional safety information for Trexima, would exacerbate this risk. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, and clinical trials for our product candidates. Any negative or unanticipated results, unforeseen costs or delays in the conduct of these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could cause us to discontinue development of a product candidate or reduce, delay or eliminate our receipt of revenues for one or more of our product candidates and adversely affect our ability to achieve profitability.

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

It should be noted that the results of any of our preclinical and clinical trial testing are not necessarily predictive of results we will obtain in subsequent or more extensive clinical trials or testing. This may occur for many reasons, including, among others, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, our results from the first of our two Phase 3 pivotal clinical trials of Trexima differed from the results of our second Phase 3 clinical trial and from the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Trexima failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies for Trexima or other MT 400 product candidates we may develop.

Once submitted, an NDA requires FDA approval before we can distribute or commercialize the product described in the application. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA has requested additional safety information on Trexima in the approvable letter we received in June 2006 relating to our NDA for Trexima, which will require some additional studies. There is no guarantee that such studies will be successful or that the FDA will approve the NDA based on the additional information and study results contained in our submission in response to the FDA’s approvable letter, or at all. Further, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs on May 28, 2004 and October 17, 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 in the U.S.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we are currently experiencing as a result of the approvable letter we received from the FDA in June 2006 relating to the Trexima NDA, and as we previously experienced as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringement. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each have the first right to enforce our patents under their respective agreements.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our human clinical trials in an amount equal to up to $10.0 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our products and commercial sales of the product begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the six-month period ended June 30, 2006 totaled $18.9 million, including non-cash compensation expense of $3.9 million related to stock options and other stock-based awards, associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2003 through 2005, our average annual operating expenses (including average non-cash deferred compensation of $0.6 million) were $25.4 million. We are currently expecting operating expenses for the 2006 fiscal year to be between $33.0 million and $36.0 million, including non-cash compensation expenses, related to stock options and other stock-based awards expected to be $6.5 million, resulting from our adoption of SFAS 123(R) on January 1, 2006. As of June 30, 2006, we had an aggregate of $31.9 million in cash and cash equivalents and short-term investments. If our operating expenses for 2006 and 2007 are at the level of our operating expenses in 2005, and if we do not receive any payments under any of our collaboration agreements, including the upfront payment of $40 million and payments to reimburse us for certain development expenses, which are payable to us under our collaboration agreement with AstraZeneca, we will not have sufficient cash reserves to maintain our level of business activities through 2007. Further, our expenses might increase in 2006 and 2007 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations, including in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable under our MT 300 collaboration agreement.

We may be unable to raise additional equity funds when we desire to do so due to unfavorable market conditions in our industry or generally, or other unforeseen developments in our business. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy. Further, to the extent that we obtain additional funding through collaboration and licensing arrangements, it may be necessary for us to give up valuable rights to our development programs or technologies or grant licenses on terms that may not be favorable to us.

The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our research and development efforts.

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Kristina M. Adomonis, Senior Vice President, Business Development or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through June 30, 2006, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 4. Submission of Matters to Vote of Security Holders

Our annual meeting of stockholders was held on May 16, 2006. There were present at the annual meeting of stockholders in person or by proxy stockholders holding an aggregate of 27,378,173 shares of our common stock out of a total number of 29,160,448 shares of common stock issued and outstanding and entitled to vote at the meeting. Our stockholders voted on two matters, as follows:

1. The stockholders elected three Class III directors to each serve for a three year term (until our 2009 annual meeting of stockholders and until their successors have been duly elected and qualified) by the following votes (there were no abstentions or broker non-votes in connection with the election of the Class III directors):

	Number of Shares of Common Stock
	For:	Withheld:
John R. Plachetka	27,235,752	142,421
Peter J. Wise	26,855,551	522,622
James J. Mauzey	27,115,541	262,632

The other directors whose terms of office as director continued after the meeting are as follows: Arthur S. Kirsch, Kenneth B. Lee, Jr., Paul J. Rizzo, Bruce A. Tomason and Donald H. Namm. As we reported on a Current Report on Form 8-K filed on June 28, 2006, Dr. Namm notified us on June 27, 2006 of his resignation as a director, for personal reasons. Dr. Namm has no disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

Number of Shares of Common Stock
For:	Against:	Abstain:
27,245,112	132,359	702

Item 6. Exhibits

Exhibit Number	Description
10.1*	Confidential Separation Agreement and General Release dated June 15, 2006 between the Registrant and W. James Alexander, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

August 8, 2006	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 8, 2006	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 8, 2006	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Confidential Separation Agreement and General Release dated June 15, 2006 between the Registrant and W. James Alexander, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan