Form 10-Q
period 2006-09-30
POZEN INC /NC
filed 2006-11-03
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2006 was 29,353,082.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

For the Nine Months Ended September 30, 2006

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets as of September 30, 2006 and December 31, 2005	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 and Period From Inception (September 26, 1996) Through September 30, 2006	2
	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and Period From Inception (September 26, 1996) Through September 30, 2006	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 6.	Exhibits	40
Signature and Certifications		41
Exhibit Page		42

- i -

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,163,589	$27,467,789
Short-term investments	33,451,348	18,370,701
Accounts receivable	1,567,819	—
Prepaid expenses and other current assets	118,227	613,682
Total current assets	68,300,983	46,452,172
Property and equipment, net of accumulated depreciation	205,738	234,839
Total assets	$68,506,721	$46,687,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510,438	$1,443,676
Accrued compensation	1,125,847	2,591,633
Accrued expenses	1,196,140	1,201,023
Deferred revenue	14,571,200	6,552,000
Total current liabilities	17,403,625	11,788,332
Long-term liabilities:
Deferred revenue	28,000,000	1,000,000
Total liabilities	45,403,625	12,788,332
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,330,721 and 29,002,306 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	29,323	29,002
Additional paid-in capital	154,526,122	146,399,373
Accumulated other comprehensive income (loss)	566	(8,551)
Deficit accumulated during the development stage	(131,452,915)	(112,521,145)
Total stockholders’ equity	23,103,096	33,898,679
Total liabilities and stockholders’ equity	$68,506,721	$46,687,011

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30,
	2006	2005	2006	2005	2006

Revenue	$3,424,819	$2,399,000	$6,548,619	$6,410,374	$62,000,901
Operating expenses:
General and administrative	3,662,984	2,473,439	10,393,998	7,198,656	60,466,949
Research and development	4,275,168	4,900,642	16,422,811	14,231,894	142,432,011
Total operating expenses	7,938,152	7,374,081	26,816,809	21,430,550	202,898,960
Other income:
Interest and other income	447,127	289,303	1,336,420	846,507	10,379,622
Net loss	(4,066,206)	(4,685,778)	(18,931,770)	(14,173,669)	(130,518,437)
Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478
Net loss attributable to common stockholders	$(4,066,206)	$(4,685,778)	$(18,931,770)	$(14,173,669)	$(159,070,020)
Basic net loss per common share	$(0.14)	$(0.16)	$(0.65)	$(0.49)

Shares used in computing basic net loss per common share	29,240,696	28,929,503	29,173,200	28,919,245

Diluted net loss per common share	$(0.14)	$(0.16)	$(0.65)	$(0.49)

Shares used in computing diluted net loss per common share	29,240,696	28,929,503	29,173,200	28,919,245

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from Inception (September 26, 1996) Through September 30, 2006
	2006	2005
Operating activities:
Net loss	$(18,931,770)	$(14,173,669)	$(130,518,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	70,282	121,304	911,700
Write-down of impaired asset	—	69,272	155,576
Gain on sale of investments	—	224,058	—
Bond premium amortization	(636,165)	(386,047)	(1,207,845)
Noncash compensation expense	4,742,155	1,046,974	16,979,132
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(1,567,819)	—	(1,567,819)
Prepaid expenses, and other current assets	495,455	989,259	(118,227)
Accounts payable and accrued expenses	(1,042,211)	(1,914,737)	2,832,425
Deferred revenue	35,019,200	(6,656,070)	42,571,200
Net cash provided by (used in) operating activities	18,149,127	(20,679,656)	(69,512,295)
Investment activities:
Purchase of equipment	(41,181)	(37,626)	(1,273,014)
Purchase of investments	(46,735,365)	(38,201,508)	(93,742,938)
Sale of investments	32,300,000	18,575,942	61,500,000
Net cash used in investing activities	(14,476,546)	(19,663,192)	(33,515,952)
Financing activities:
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	2,023,219	124,447	83,697,971
Proceeds from notes payable	—	—	3,000,000
Proceeds from stockholders’ receivables	—	—	1,004,310
Payment of dividends	—	—	(162,295)
Net cash provided by financing activities	2,023,219	124,447	136,191,836
Net (decrease) increase in cash and cash equivalents	5,695,800	(40,218,401)	33,163,589
Cash and cash equivalents at beginning of period	27,467,789	51,764,129	—
Cash and cash equivalents at end of period	$33,163,589	$11,545,728	$33,163,589
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$191,348
Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$—	$3,000,000
Preferred stock dividend	$—	$—	$772,183
Forfeiture of common stock options and warrants	$—	$—	$314,379
Conversion of common stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Development Stage Company

POZEN Inc. (“POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States (U.S.). The United Kingdom's (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) has issued a marketing authorization for the Company’s product candidate MT 100 for the acute treatment of migraine in the UK.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of September 30, 2006, the Company had $33.2 million in cash and cash equivalents and $33.5 million in short-term investments. If the Company’s operating expenses for 2006 and 2007 remain at the level of its operating expenses in 2005, the Company believes it will have sufficient cash reserves to maintain that level of business activities throughout 2007, provided that certain development expenses are paid by AstraZeneca, as outlined in the Agreement. The Company’s expenses might increase in 2006 and 2007 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company is currently experiencing related to the approvable letter the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 related to the Company’s New Drug Application (NDA) for Trexima, or unforeseen developments in the development of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Index

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB (AstraZeneca) related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and will be amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet.

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

•
The September 2003 $1.0 licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (Valeant NA), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006, resulting in a $56,000 decrease in future quarterly amortization from the prior quarterly amortization.

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with FASB Emerging Issues Task Force (EITF) pronouncement 99-19, under the AstraZeneca Agreement, the Company will recognize as revenue the direct costs and certain personnel-related expense incurred in performing additional development activities described within the AstraZeneca Agreement.

Royalty revenue will be recognized when earned with respect to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties.

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the nine month periods ended September 30, 2005 and 2006, the Company had $0.4 million and $0.6 million of bond amortization and $(9,099) and $566 of unrealized gain (loss) on investments included in accumulated other comprehensive income (loss) for each period, respectively.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $(9,099) and $566 of unrealized gain (loss) on its investments that are classified as accumulated other comprehensive income (loss) at September 30, 2005 and 2006, respectively.

Comprehensive loss consists of the following components for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(4,066,206)	$(4,685,778)	$(18,931,770)	$(14,173,669)
Unrealized gain (loss) on marketable securities	10,856	(1,614)	566	(9,099)
Total comprehensive loss	$(4,055,350)	$(4,687,392)	$(18,931,204)	$(14,182,768)

Index

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

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance or market conditions.

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three and nine months ended September 30, 2006 includes the following stock-based compensation expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$468,700	$1,582,400
General and administrative	1,005,300	3,159,800
Operating loss	(1,474,000)	(4,742,200)
Tax benefit	-	-
Net loss	$(1,474,000)	$(4,742,200)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.02 years was $10.7 million at September 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2006 was $1.6 million at September 30, 2006.

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

In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. The Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards, such as restricted stock units and stock appreciation rights, to employees, non-employee directors, advisors and consultants. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the Plan generally range from immediate vesting at issuance to four years or may fully vest immediately, as described in and in accordance with the Plan, upon a change of control as defined in the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the Plan.

Index

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

In May 2004 an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. The restricted stock award vests in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007 and is payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. As of September 30, 2006, due to forfeitures resulting from employee terminations, options to purchase an aggregate of 375,251 shares of common stock remain outstanding under the Trexima incentive program. Each performance-based option will vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the nine months ended September 30, 2006 are shown in the following table:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility	83.0%	76.0 - 83.0%
Expected dividends	0%	0%
Expected terms	6.25 Years	6.25 Years
Risk-free interest rate	4.9%	4.3 - 5.1%

The expected volatility rate is currently estimated based on an equal weighting of the historical volatility of POZEN common stock over a six year period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and nine month periods ended September 30, 2006 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

Index

	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2006	3,317	$7.67
Granted	826	10.91
Exercised	157	5.34
Forfeited or expired	49	9.28
Outstanding at March 31, 2006	3,937	8.42	7.6	$32,663
Exercisable at March 31, 2006	1,927	$7.38	6.2	$17,968
Granted	57	12.81
Exercised	18	2.10
Forfeited or expired	288	10.41
Outstanding at June 30, 2006	3,688	8.36	7.3	$2,445
Exercisable at June 30, 2006	1,816	$7.31	5.9	$2,168
Granted	81	10.31
Exercised	154	7.46
Forfeited or expired	69	10.39
Outstanding at September 30, 2006	3,546	7.19	7.1	$16,134
Exercisable at September 30, 2006	1,730	$7.38	5.7	$9,590

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three and nine month periods ended September 30, 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was $0.4 million and $1.2 million, respectively.

Restricted Stock

As of September 30, 2006, there was $0.1 million in unrecognized compensation expense related to unvested restricted stock units under the May 2004 award of 98,135 restricted stock units granted to our chief executive officer described above. That cost is expected to be recognized over the period ending December 31, 2006. The grant-date fair value of these restricted stock units was $12.24 per share. There were 32,712 unvested restricted stock units outstanding at September 30, 2006 and no time-based restricted stock was granted nor forfeited during the three and nine month periods ended September 30, 2006.

Performance-Based Awards

The fair value of each performance-based option granted under the Trexima incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards in the nine months ended September 30, 2006, are the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is ultimately recognized and any previously recognized compensation cost is reversed.

As of September 30, 2006, there was $0.3 million in unrecognized compensation related to performance-based awards granted under the Trexima incentive program. That cost is expected to be recognized over the period ending September 30, 2007. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 unvested performance-based options outstanding at September 30, 2006. No performance-based awards were granted nor exercised during the nine months ended September 30, 2006; 13,342 and 65,160 awards were forfeited during the three and nine month periods ended September 30, 2006. At September 30, 2006 the performance-based options had an intrinsic value of $2.2 million and a remaining contractual life of 8.3 years.

Index

2005 Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss attributable to common stockholders as reported	$(4,685,778)	$(14,173,669)
Add: Stock-based employee compensation expense reflected in reported net loss, net of related tax effects	$615,197	$955,746
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,305,369)	(4,349,233)
Pro forma net loss attributable to common stockholders	$(5,375,950)	$(17,567,156)
Earnings per share
Basic net loss per common share as reported	$(0.16)	$(0.49)
Basic net loss per common share pro forma	$(0.19)	$(0.61)
Diluted net loss per common share as reported	$(0.16)	$(0.49)
Diluted net loss per common share pro forma	$(0.19)	$(0.61)

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the nine month period ended September 30, 2005: a risk-free interest rate of 3.90% to 4.05%; a dividend yield of 0%; a weighted-average expected life of 7.0 years; and a volatility rate of 97% to 98%. The expected volatility was estimated using the historical volatility over a period of four years preceding the applicable period. The weighted-average fair value of options granted in the nine month period ended September 30, 2005 was $7.10. There were no grants issued during the three month period ended September 30, 2005.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2005 and 2006. During the nine months ended September 30, 2005 and 2006, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended September 30, 2005 and 2006. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

Index

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

The Company continues to assess the impact that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), will have on its consolidated financial statements. Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007.

Contingencies—Five purported class action lawsuits were filed during 2004 by holders of the Company's securities against the Company and certain of its current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. A lead plaintiff has been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005 and the case is now in discovery phase. On March 27, 2006, a motion for class certification was filed. The Company filed its brief in opposition to class certification on June 30, 2006. The Company and the defendant believe that the allegations in this action are without merit and intend to defend this case vigorously.

While the Company cannot predict the outcome or reasonably estimate the range of potential loss, if any, from this litigation, it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Index

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

On July 21, 2005, the Company received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. The Company does not believe the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA when the ultimate resolution of this dispute is reached, however, it is the current judgment of management that no reserve is currently required.

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

Overview

We are a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Our product development emphasis is on diseases with unmet medical needs where we can improve efficacy, safety and/or patient convenience. Since our inception, we have focused our efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. We are also exploring the development of product candidates in other pain-related therapeutic areas. We intend to enter into collaboration agreements to commercialize our product candidates, and have entered into, and expect to continue to enter into such collaborations. We have not obtained regulatory approval to market any of our product candidates in the United States (U.S.). The United Kingdom's (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) has issued a marketing authorization for our product candidate MT 100 for the acute treatment of migraine in the UK.

Our business activities to date have included:

•	product candidate research and development;
•	designing and funding clinical trials for our product candidates;
•	regulatory and clinical affairs;
•	intellectual property prosecution and expansion; and
•	business development, including product acquisition and/or licensing and collaboration activities.

Index

We are currently developing TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and on June 8, 2006, we received an approvable letter related to our NDA for Trexima requiring us to provide certain additional safety information relating to Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA on July 26, 2006 to discuss the approvable letter and we expect to submit a full response to the FDA’s approvable letter in the fourth quarter of the year. We expect the FDA will complete its review within six months of this submission.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone. In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology. Another product candidate under our PN development program, PA 325, a combination of a PPI and aspirin, is currently in formulation development and is not covered under our agreement with AstraZeneca.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of September 30, 2006, our accumulated deficit was approximately $131.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 70% of our total operating expenses. For the nine months ended September 30, 2006, our research and development expenses represented approximately 54% of our total operating expenses.

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

Index

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the nine month period ended September 30, 2006 were $5.2 million. Other research and development department costs for the nine month period ended September 30, 2006 were $0.4 million.

MT 400/Trexima

  On June 8, 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA has requested additional safety information on Trexima, some of which require new studies. We, along with GSK, met with the FDA on July 26, 2006 to discuss the approvable letter and we expect to submit a full response to the approvable letter providing additional safety information in the fourth quarter of the year. We expect the FDA will complete its review within six months of this submission. There are no guarantees that FDA will find the submission to be satisfactory, that the FDA will approve the NDA, or that additional testing will not be required prior to approval.

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

In addition to our Phase 3 pivotal studies and three standard pharmacokinetic studies, we completed two additional pharmacokinetic Phase 1 studies requested by the FDA and these were submitted to the FDA within the Trexima NDA. We also completed a long-term, twelve-month open label safety study for Trexima. The final results of this study were submitted to the NDA, as previously agreed with FDA, in December 2005 with the 120-day safety update report to the NDA. Additional safety data from two GSK-sponsored studies were submitted to the FDA within the 120-day safety update report, and the final reports of those studies were filed to the IND during the first quarter of 2006. GSK has funded and continues to conduct pre-approval market support studies for Trexima under our IND.

We cannot reasonably estimate or know the amount or timing of the costs necessary to complete the development of Trexima or when, if and to what extent we will receive future cash inflows from Trexima. The additional costs that we may incur include expenses relating to clinical trials and other research and development activities and the cost and timing of activities necessary to obtain regulatory approval.

Index

We incurred $79,000 in direct development costs associated with the development of MT 400/Trexima for the nine-month period ended September 30, 2006 and we have incurred $24.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred $82,000 in direct development costs associated with the development of MT 100 for the nine-month period ended September 30, 2006 and we have incurred $39.8 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We therefore, began discussions with Valeant NA regarding termination of our MT 300 commercialization agreement. In July, 2005, we received a letter from Valeant NA seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. We do not believe that the withdrawal fee is payable under the circumstances of receipt of a not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300. Given our current assessment that we do not believe we can reverse the not-approvable status of the NDA for MT 300, we believe that we will not receive any cash inflows from MT 300.

We incurred $40,000 in direct development costs associated with the development of MT 300 for the nine-month period ended September 30, 2006 and we have incurred $14.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Index

PN Program

Under our PN program, we have completed formulation development and clinical studies for combinations of a proton pump inhibitor (PPI) and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. To date, we have conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our future development and commercialization efforts under the PN program will be covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006. Under our agreement with AstraZeneca, we and AstraZeneca will co-develop and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, will be indicated for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to enteric-coated naproxen. This study demonstrated that the PN formulation was bioequivalent to the reference drug, EC Naprosyn®.

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006 we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca, expect to meet with the FDA during the next few months to confirm whether, notwithstanding the use of a different PPI, the core development program and the SPA already agreed upon will apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen. We commenced certain PN 200 trials in the third quarter of 2006 to test longer-term gastro-protection of the PN product concept. Additional trials with PN 400, the naproxen/esomeprazole fixed combination, will begin once the new product is formulated and clinical supplies are manufactured, with Phase 3 clinical trials expected to begin in the third quarter of 2007.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed, based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S.

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PN product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PN products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PN program of $6.5 million during the nine-month period ended September 30, 2006 and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Index

PA Program

In our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is  intended to have fewer gastrointestinal complications compared to an aspirin taken alone, in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are not covered under the AstraZeneca agreement, and we have retained all rights to this program.

Our PA product candidate, PA 325, is currently in formulation development. We plan to commence a Phase 1 proof of concept study of PA 325 in the fourth quarter of 2006.

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PA program of $0.2 million during the nine-month period ended September 30, 2006 and we have incurred $0.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Injectable Formulation. We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, we currently do not intend to pursue the migraine indications.

We will likely reassess the direction of our lornoxicam product candidates in the fourth quarter based on the results of our clinical studies, the regulatory environment and commercial opportunities. We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any lornoxicam product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any lornoxicam products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our lornoxicam program of $3.3 million during the nine-month period ended September 30, 2006, and we have incurred $8.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Index

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

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca may, at no additional cost, elect to include Japan in the licensed territory within two years after the effective date of the agreement.

Pursuant to the terms of the agreement, we received an upfront license fee of $40 million from AstraZeneca following termination of the waiting period under the Hart-Scott-Rodino notification program. In addition, AstraZeneca has agreed to make milestone payments upon the achievement of certain development events and sales events. If all development milestones are achieved, total development milestone payments due us under the agreement will be $160 million. If all sales milestone events are achieved, total sales milestone payments due us under the agreement will be $175 million. We will also receive a royalty based on annual net sales by AstraZeneca, its affiliates or sublicensees under the agreement during the royalty term. The royalty rate varies based on the level of annual net sales of products made by AstraZeneca, its affiliates and sublicensees, with percentages ranging from the mid-single digits to the mid-teens. In addition, the agreement provides for certain reductions to the royalty rate based on qualified royalty payments to other third parties and loss of market share due to generic competition. Our right to receive royalties from AstraZeneca for the sale of such products expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

Index

We retain responsibility for the development and filing of the New Drug Application (NDA) for the product in the U.S. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We have agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement establishes joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees will operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

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

Pursuant to the agreement, we paid Nycomed a total of $500,000 for upfront and milestone payments during the option period. We paid Nycomed a non-refundable $500,000 payment in August 2005 to exercise our option under the agreement. We will be obligated to pay additional milestone payments in an aggregate amount of up to $500,000 upon the occurrence of certain regulatory approvals. In addition, we will be obligated to pay Nycomed specified single digit royalties on all net sales of any licensed single-entity or combination lornoxicam products, with the amount of such royalties for single-entity lornoxicam products subject to reduction upon the occurrences of certain specified events. The obligation to pay such royalties expires on a product-by-product and country-by-country basis ten (10) years from the first commercial sale of a product in a given country. We are also obligated to pay Nycomed a specified single digit percentage of any upfront and milestone payments we may receive from our sublicensees up to a preset maximum amount per sub-licensee.

As a part of the agreement, Nycomed will supply us with all of our required clinical supply of active drug substance, and may also supply some clinical trial materials under certain conditions. Under the agreement, subject to Nycomed's ability to meet a specified percentage of our and each of our sublicensee's requirements, we and each of our sublicensees (each, a buyer) must purchase all of their required commercial supply of active drug substance from Nycomed for a minimum of five years. For each buyer, this exclusive 5-year purchase commitment for each of the Exclusive Territory and the Limited Territory begins with the buyer's first commercial sale of its first licensed lornoxicam product in a particular specified country within the Exclusive Territory and the Limited Territory, respectively, as applicable.

Index

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

Index

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

Additionally, our licensing agreements may include payment for services provided by us on an hourly rate and direct expenses. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project and the direct costs and certain personnel-related expense incurred in performing additional development activities described within the agreement.

Index

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

As of September 30, 2006, we had deferred $42.6 million of revenue, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. We recognized revenue related to our collaborations of $6.5 million for the nine month period ended September 30, 2006, $28.6 million for the fiscal year ended December 31, 2005, $23.1 million for the fiscal year ended December 31, 2004 and $3.7 million for the fiscal year ended December 31, 2003.

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

Index

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term was estimated based on a simplified method as allowed under SEC Staff Accounting Bulletin No. 107 averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the nine months ended September 30, 2006 was based on historical rates.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net loss per share: Net loss attributable to common stockholders for the quarter ended September 30, 2006 was $(4.1) million or $(0.14) per share as compared to a net loss of $(4.7) million, or $(0.16) per share, for the quarter ended September 30, 2005. The net loss for the quarter ended September 30, 2006 included a $1.5 million or ($0.05) per share charge for non-cash stock-based compensation expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $3.4 million of revenue for the quarter ended September 30, 2006 as compared to $2.4 million for the quarter ended September 30, 2005. The increase in revenue was primarily due to the amortization of upfront payments we received and other revenue from development activities we completed in the period pursuant to our development and commercialization agreement with AstraZeneca. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $42.6 million remains in deferred revenue at September 30, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Index

Research and development: Research and development total expenses decreased by $0.6 million to $4.3 million for the quarter ended September 30, 2006, as compared to the same period of 2005. The decrease was due primarily to a decrease in direct development costs for Trexima and the lornoxicam program, partially offset by an increase in direct development costs for the PN program, as compared to the same period of 2005. Direct development costs for Trexima decreased by $1.2 million to $0.1 million, primarily due to the completion of Phase 3 clinical trial activities and regulatory fees incurred for submission of the NDA to the FDA during 2005 as compared to the same period of 2006. Direct development costs for lornoxicam decreased by $0.7 million primarily due to a $500,000 payment to Nycomed for exercise of the lornoxicam option in 2005 as compared to the same period of 2006. Direct development costs for the PN program increased by $1.2 million to $2.2 million, primarily due to Phase 3 clinical trial activities during the third quarter of 2006, as compared to the same period of 2005. Direct development costs for the PA program were $0.1 million during the third quarter of 2006, as compared to $0.2 million during the same period of 2005. Research and development departmental expenses increased by $0.3 million as compared to the same period of 2005, primarily due to a $0.2 million increase in non-cash compensation charges for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006 and bonus payments made to certain company employees in recognition of their efforts in connection with the AstraZeneca licensing agreement. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $1.2 million to $3.7 million for the third quarter of 2006, as compared to the same period of 2005. The increase was due primarily to a $0.7 million increase in non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Cost associated with our business development activities increased by $0.5 million to $1.1 million, primarily due to increased legal expenses and other consulting expenses related to our licensing activities and bonus payments made to certain company employees in recognition of their efforts in connection with the AstraZeneca licensing agreement. Costs associated with our public company activities decreased by $0.3 million primarily due to a decrease in the cost of directors’ and officers’ liability insurance, as compared to the same period of 2005. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.3 and $0.1 million for the quarters ended September 30, 2006 and $0.4 million for 2005, respectively. Investment income from bond amortization for the period ended September 30, 2006 totaled $0.1 million as compared to $0.2 million during the same period of 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net income (loss) per share: Net loss attributable to common stockholders for the nine months ended September 30, 2006 was $(18.9) million, or $(0.65) per share, as compared to a net loss of $(14.2) million, or $(0.49) per share, for the same period of 2005. The net loss for the period ended September 30, 2006 included $4.7 million, or $(0.15) per share, charge for non-cash stock-based compensation expenses resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $6.5 million of revenue for the nine months ended September 30, 2006, as compared to $6.4 million for the same period of 2005. Revenue for the period included $2.6 million of amortization of upfront payments we received and other revenue from development activities we completed in the period pursuant to our development and commercialization agreement with AstraZeneca and amortization of other revenue from our collaboration agreement with GSK. In the second quarter of 2006, we extended the amortization period of the upfront payments we received pursuant to our development and commercialization agreement with GSK related to Trexima. Based upon our receipt in June 2006 of an approvable letter from the FDA related to our Trexima NDA, the remaining Trexima amortization period was extended to the end of the second quarter of 2007, which we believe represents our best estimate of the period required to conclude any obligations on our part under the agreement. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $42.6 million remains in deferred revenue at September 30, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Index

Research and development: Research and development total expenses increased by $2.2 million to $16.4 million for the nine months ended September 30, 2006, as compared to the same period of 2005. The increase was due primarily to a $1.2 million increase in non-cash compensation charges for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006 and an increase in direct development costs for the lornoxicam and the PN programs, partially offset by a decrease in direct development costs for Trexima, as compared to the same period of 2005. Direct development costs for the lornoxicam program increased by $2.0 million to $3.3 million, primarily due to Phase I/II clinical trial activities during the first half of 2006 as compared to the same period of 2005. Direct development costs for the PN program increased by $4.4 million to $6.5 million, primarily due to product development activities including the formulation and development of clinical trial materials and PN clinical trial activities during the period ended September 30, 2006, as compared to the same period of 2005. Direct development costs for the PA program were $0.2 million during the period ended September 30, 2006, as compared to $0.4 million during the same period of 2005. Direct development costs for Trexima decreased by $5.1 million, primarily due to the completion of clinical trial activities for Trexima and the regulatory submission of the Trexima NDA to the FDA during 2005. Research and development departmental expenses increased by $1.4 million to $5.7 million as compared to the same period of 2005, primarily due to a $1.2 million increase in non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. We have included in our research and development total expenses the personnel costs associated with our departmental research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses increased by $3.2 million to $10.4 million for the nine months ended September 30, 2006, as compared to the same period of 2005. The increase was due primarily to a $2.6 million increase in non-cash compensation charges for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Costs associated with our business development activities increased by $0.9 million to $2.4 million, primarily due to increased legal expenses and other consulting expenses related to our licensing activities and bonus payments made to certain company employees in recognition of their efforts in connection with the AstraZeneca licensing agreement. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.7 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. Investment income from bond amortization for the period ended September 30, 2006 totaled $0.6 million as compared to $0.4 million during the same period of 2005.

Income Taxes

As of December 31, 2005, we had net operating loss carry-forwards of approximately $96.3 million and $80.7 million for federal and state income tax purposes, respectively, which expire between 2011 and 2020. We also have research and development tax credit carry-forwards of approximately $8.7 million for federal income tax reporting purposes that expire between 2012 and 2020. We currently estimate net operating loss, for tax purposes, of approximately $19.2 million for the twelve months ending December 31, 2006 and we estimate an effective tax rate of 0% for the nine month period ended September 30, 2006 based upon financial results available at September 30, 2006. Our effective tax rate was 0% for the nine month period ended September 30, 2005. The estimated effective rate was based upon estimates of loss for the fiscal year and our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes. In July 2006, the FASB issued interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, ("FIN 48"). FIN 48 clarifies SFAS No. 109 “Accounting for Income Taxes” by providing specific guidance in reporting uncertain income taxes recognized in a company’s financial statements, including consistent recognition threshold, classification, interest and penalties and disclosures. FIN No. 48 is effective for us as of January 1, 2007. We have not yet determined the future impact of the adoption of FIN No. 48 on our financial position, results of operations or cash flows; however, there is no impact on our current financial statements.

Index

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million, and since 2003, from upfront and milestone payments from our collaborators, resulting in cash inflows of $103.3 million. At September 30, 2006, cash and cash equivalents, along with short-term investments, totaled $66.6 million, an increase of $20.8 million compared to December 31, 2005. The increase in cash was primarily due to our receipt of a $40 million upfront license fee payment in September 2006 pursuant to our global collaboration agreement with AstraZeneca. Our cash and cash equivalents are invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

During the nine month period ended September 30, 2006, we moved $25.0 million into a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We received $40 million in operating cash during the nine month period ended September 30, 2006 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, we recorded a $1.6 million accounts receivable for invoiced development activities under the terms of the agreement. Cash received from financing activities during the period totaled $2.0 million reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash used in operating activities totaled $20.0 million for the nine-month period ended September 30, 2006. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash used in operating activities was $27.4 million for the fiscal year ended December 31, 2005, $26.4 million for the fiscal year ended December 31, 2004 and $18.4 million for the fiscal year ended December 31, 2003. Net cash provided by investing activities during the nine month period ended September 30, 2006 totaled $0.6 million, reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2006 is projected to approximate our 2005 requirements. During the nine month period ended September 30, 2006 we recorded non-cash stock-based compensation expense of $4.7 million as a result of adopting SFAS No. 123(R) on January 1, 2006. We also reclassified, from current liabilities to additional paid-in capital, $1.4 million of prior year accrued compensation related to the expensing of restricted stock units and performance based options granted under the Trexima incentive program. This reclassification also resulted from our adoption of SFAS No. 123(R).

As of September 30, 2006, we had $33.2 million in cash and cash equivalents and $33.5 million in short-term investments. If our operating expenses for 2006 and 2007 remain at the level of our operating expenses in 2005, we believe that we will have sufficient cash reserves to maintain that level of business activities throughout 2007 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

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

Index

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. We filed our brief in opposition to class certification on June 30, 2006.

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

Index

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

We have incurred significant losses since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $131.5 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

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

Index

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

Index

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. Further, under our MT 300 collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. In 2005 we began discussions regarding termination of our commercialization agreement with Valeant NA. On July 21, 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

Index

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their agreements upon 90 days’ notice for any reason. Substantial delays in obtaining regulatory approval to market Trexima, such as may result from our receipt in June 2006 of an approvable letter relating to our NDA for Trexima in which the FDA requested additional safety information, could increase this risk of termination of the GSK agreement. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under the respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

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

Index

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

Index

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

Index

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®.

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

Index

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

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. We filed our brief in opposition to class certification on June 30, 2006.

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

Index

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

Index

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

Index

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

Our operating expenses for the nine-month period ended September 30, 2006 totaled $26.8 million, including non-cash compensation expense of $4.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2003 through 2005, our average annual operating expenses (including average non-cash deferred compensation of $0.6 million) were $25.4 million. We are currently expecting operating expenses for the 2006 fiscal year to be between $35.0 million and $36.0 million, including non-cash compensation expenses, related to stock options and other stock-based awards expected to be $6.5 million, resulting from our adoption of SFAS 123(R) on January 1, 2006. As of September 30, 2006, we had an aggregate of $66.6 million in cash and cash equivalents and short-term investments. If our operating expenses for 2006 and 2007 remain at the level of our operating expenses in 2005, we believe that we will have sufficient cash reserves to maintain that level of business activities throughout 2007 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase in 2007 and 2008 beyond currently expected levels if any regulatory agency requires us to conduct additional clinical trials, studies or investigations, including in connection with their consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable under our MT 300 collaboration agreement.

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

Index

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

• public concern as to the safety and efficacy of our products; and

• general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on the Nasdaq National Market, through September 30, 2006, the high and low closing prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Index

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

Index

Item 6. Exhibits

Exhibit Number	Description
10.1†	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB.
10.2†	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN INC. and AstraZeneca AB
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment requested as to certain portions.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
November 3, 2006	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 3, 2006	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 3, 2006	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB.
10.2†	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN INC. and AstraZeneca AB
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment requested as to certain portions.

Index