Form 10-K
period 2006-12-31
POZEN INC /NC
filed 2007-03-08
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(919) 913-1030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2006 was $175,456,406. As of February 26, 2007, there were outstanding 29,468,539 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

POZEN INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “Item 1A —Risk Factors.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

PART I

Item 1.	Business

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required.

After we establish the proof of concept for an innovative idea, we work with the U.S. Food and Drug Administration, or the FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application (NDA) or its foreign equivalent. We then seek a strong pharmaceutical partner to license the product or technology, to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

Our Principal Product Candidates

We are currently developing TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed an NDA for Trexima with the FDA in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Trexima, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. If the FDA accepts this revised response as complete, we expect that the FDA will complete its review and issue an action letter within six months of the submission.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone. In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology. Another product candidate program (our PA program), a combination of a PPI and aspirin, is currently in formulation development and early clinical development and testing. Our PA program is not covered under our agreement with AstraZeneca.

In addition, we are exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan) to treat pain or other pain-related indications. These product candidates are being developed under an exclusive license agreement with Nycomed Danmark ApS (Nycomed), granting us certain rights to develop and commercialize products containing lornoxicam. We have filed Investigational New Drug Applications (INDs) with the FDA for an oral and an injectable lornoxicam formulation.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2006, our accumulated deficit was approximately $131.8 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 70% of our total operating expenses. For the year ended December 31, 2006, our research and development expenses represented approximately 64% of our total operating expenses.

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

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Trexima, our PN and PA product candidates and our other product candidates in the clinical and regulatory process;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	Costs related to the pending class action lawsuit against us and our president and chief executive officer relating to the approvability of MT 100 and MT 300.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and currently plan to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing drugs for the treatment of acute and chronic pain and other pain-related conditions. The principal elements of our business strategy are to:

•

Develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is on obtaining regulatory approval of Trexima and the clinical development of our PN and PA product candidates. A key element of our strategy is to establish collaborations with leading corporations to commercialize our product candidates, and we have entered into and expect to continue to enter into such commercialization collaborations.

•

Build a product pipeline through innovation, in-licensing and acquisition. We intend to build our product pipeline primarily through innovation, but we will also evaluate in-licensing and/or acquisition of select proprietary product candidates. We will focus primarily on developing other products for the treatment of acute and chronic pain and other pain-related conditions with significant commercial potential in which members of our management team have development or other relevant expertise. These will include novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

•

Leverage development efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted and plan to continue to contract with third parties for product candidate testing, development and manufacturing.

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

Not all migraine attacks are of the same severity. Consequently, various types of oral, intranasal and injectable therapies are used to treat different types of migraine attacks. Many patients use a personal, individually developed, step-care approach to treat their attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans, narcotics, and analgesic/narcotic drug combinations.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2006 total triptan sales in the U.S. were approximately $2.2 billion. Imitrex®, marketed by GSK, is the leading triptan product. There are currently three types of triptan formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for Imitrex of all three of these formulations totaled approximately $1.2 billion in 2006. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

MT 400/Trexima

In June 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Trexima, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. If the FDA accepts such revised response as complete, we expect that the FDA will complete its review within six months of this submission.

As part of our NDA program for Trexima, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Trexima developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Trexima, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Trexima (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct pre-approval market support studies for Trexima under our IND.

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Trexima. While we believe that we have provided a full response to the questions raised by the FDA in the approvable letter, and we believe we have submitted adequate data to address the FDA’s concerns regarding the safety of Trexima, there are no guarantees that the FDA will find the submission to be satisfactory, that the FDA will approve the NDA, that additional testing will not be required prior to approval, or that additional warnings will not be required on the product labeling. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining approval.

We incurred $0.2 million in direct development costs associated with the development of MT 400/Trexima for the year ended December 31, 2006 and we have incurred $24.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred $0.1 million in direct development costs associated with the development of MT 100 for the year ended December 31, 2006 and we have incurred $39.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. Based upon our understanding from our most recent discussions with the FDA, in which the FDA affirmed its previously stated concerns that approval of the NDA was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, and our understanding of the current FDA standards for approving migraine drugs, we do not believe it is possible to reverse the not-approvable status of the NDA for MT 300.

We began discussions with our partner, Valeant NA, regarding termination of our MT 300 commercialization agreement. In July 2005, we received a letter from Valeant NA seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA, the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300. Given our current assessment that we do not believe we can reverse the not-approvable status of the NDA for MT 300, we believe that we will not receive any future cash inflows from MT 300.

We incurred $0.1 million in direct development costs associated with the development of MT 300 for the year ended December 31, 2006 and we have incurred $14.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Pain Market Overview

Pain affects more Americans than diabetes, heart disease and cancer combined. An estimated 76.5 million Americans report that they have had non-acute pain that persisted for more than 24 hours in duration. Of these, over two-thirds said the pain lasted for more than one month, while 42% said the pain lasted longer than one year. Low back pain is among the most common complaints, along with migraine or severe headache, and joint pain, aching or stiffness. Osteoarthritis, affecting 21 million Americans, is one of the leading causes of chronic joint aches, pains and stiffness. Rheumatoid arthritis affects another 2.1 million Americans and causes chronic, debilitating joint damage and pain.

Non-steroidal anti-inflammatory drugs (NSAIDs), both over-the-counter and prescription are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2006, approximately 90 million anti-arthritis NSAID prescriptions were dispensed for the management of pain. Of these prescriptions, an estimated 60%, of uses were for chronic therapy. Prescription sales of anti-arthritis NSAIDs in the U.S. in 2006 were $3.4 billion. In spite of their widespread use and apparent safety, there are approximately 16,500 deaths and 100,000 hospitalizations yearly resulting from gastrointestinal complications attributed to the use of NSAIDs. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

PN Program. Under our PN program, we have completed formulation development and clinical studies for several combinations of a proton pump inhibitor (PPI) and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. To date, we have conducted studies with two PN product formulations in this program—PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our future development and commercialization efforts under the PN program will be covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006. Under our agreement with AstraZeneca, we and AstraZeneca will co-develop and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

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

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca, expect to meet with the FDA during the second quarter of 2007 to confirm whether, notwithstanding the use of a different PPI, the core development program and the SPA already agreed upon will apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In 2005, we also had discussions with the FDA concerning the implications of the FDA’s guidance issued in June 2005 concerning labeling of NSAID-containing products, which resulted from an FDA advisory committee meeting held in February 2005. The advisory committee addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs. Based on our discussions with the FDA reviewing division for PN products, we believe that, unless new information about naproxen safety concerns becomes available, long-term cardiovascular safety studies will not be required at this time for FDA approval of our PN product candidates containing naproxen. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN product candidates.

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed, based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will likely need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S. If additional clinical efficacy studies are required, the studies would be the sole responsibility of AstraZeneca.

In the third quarter of 2006, we began recruiting subjects for a six month PN 200 comparative trial using a combination of omeprazole and naproxen as compared to enteric coated naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial is the cumulative incidence of gastric ulcers over six months of treatment. Because we will not have final results until the fourth quarter of 2007, we will review the preliminary results of this trial in the third quarter prior to commencing Phase 3 studies of PN 400. If we and AstraZeneca are satisfied that the PN 200 trial will be successful based on our assessment of the preliminary data, and we have successfully completed a cross-over gastric pH-based dose ranging study for PN 400, we will begin our Phase 3 program for PN 400 as soon as clinical trial material is manufactured and ready for use. We currently expect to commence Phase 3 trials for PN 400 in the third quarter of 2007.

Successful completion of the PN 200 trial and the PN 400 dose ranging trial described above would trigger a $20 million milestone payment from AstraZeneca. According to the terms of the AstraZeneca agreement and the current timeline, the earliest this milestone could be earned is December 2007. If one or both of these trials do not meet the pre-specified primary endpoints, AstraZeneca has the right to terminate the agreement within a specified timeframe. If the agreement is not terminated within such timeframe, the collaboration would continue and the milestone would be payable.

We cannot reasonably estimate or know the amount or timing of the costs necessary to complete the development of our PN product candidates or when, if and to what extent we will receive cash inflows from any PN products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PN program of $9.7 million during the year ended December 31, 2006 and we have incurred $17.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

Our initial PA product candidate, PA 325, is currently in formulation and early-stage clinical development. We completed a Phase I proof of concept study of PA 325 in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5 percent of the enteric coated aspirin group had this level of gastrointestinal damage. Furthermore, no ulcers were seen in the PA group, while 20 percent of subjects in the enteric coated aspirin 325mg group developed a gastric ulcer during the study. This difference was also statistically significant.

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

We incurred direct development costs associated with the development of our PA program of $1.3 million during the year ended December 31, 2006 and we have incurred $1.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Lornoxicam Program

In this program, we have conducted development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. Our exploratory and development work is being conducted under an exclusive license agreement with Nycomed, pursuant to which Nycomed licensed to us certain rights to develop and commercialize products containing lornoxicam in the U.S. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates.

Oral Tablet Formulation—We filed an IND with the FDA in 2003 for an oral lornoxicam tablet formulation and completed our first human study with this formulation in 2004 in patients undergoing dental surgery. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided preliminary evidence of efficacy in this pain model. As a result of the FDA advisory committee meeting held in 2005 addressing the safety and cardiovascular risks of NSAIDs, described above, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our oral tablet lornoxicam product candidate.

Injectable Formulation—We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, we currently do not intend to pursue the migraine indications.

We continue to evaluate the strategic direction of our lornoxicam product candidates and the lornoxicam program based on the results of our clinical studies, the regulatory environment and commercial opportunities. We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any lornoxicam product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any lornoxicam products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our lornoxicam program of $3.4 million during the year ended December 31, 2006, and we have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. GSK has proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, being developed under the agreement. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to us in a total amount of $20.0 million upon FDA approval of the Trexima NDA and GSK’s notification of intent to commercialize Trexima. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged clinical trial materials. We believe our current supplier agreements should be sufficient to complete our planned clinical trials. Under our agreements with GSK and AstraZeneca, it is the obligation of our partners to supply clinical trial material required to conduct clinical trials, as well as commercial supplies of products developed under those agreements. Use of third-party manufacturers enables us to focus on our clinical development activities, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third-party manufacturers for the commercial scale manufacturing of our products.

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

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2006, total triptan sales in the U.S. were approximately $2.1 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $1.2 billion in 2006, according to IMS.

Narcotics such as codeine and drugs containing analgesic/narcotic combinations, along with other non-narcotic pain medications, are also used for the treatment of migraine. If approved, our migraine product candidates will most likely compete with one or more of these existing migraine therapeutics, as well as any therapies developed in the future. Based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals will be our principal competitors if our migraine product candidates are approved.

The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $3.1 billion in 2006, of which 55% was accounted for by the COX-2 inhibitors, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

Our potential lornoxicam product candidates include oral and injectable products addressing unmet needs in several markets in the pain category. According to IMS in 2006, the injectable non-narcotic analgesic market segments, where lornoxicam has potential applications, totaled $43 million (primarily ketorolac) in the U.S. The oral solid pain segments, where lornoxicam may have potential as a single entity or combination product, include the oral narcotic analgesic, oral NSAID/non-narcotic analgesic and oral muscle relaxant segments, which totaled approximately $4.3 billion, $3.5 billion, and $0.8 billion, respectively, in the U.S. in 2006 according to IMS.

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

We have nine issued U.S. patents and three pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 400

We have three issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Canada, Europe, Hong Kong and Japan, and patent applications relating to our MT 400 technology pending in Japan. We have also filed U.S. and foreign patent applications with claims directed to formulations of MT 400. Oppositions were filed against the issued European patent in October 2005 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. We filed a response to these oppositions in May 2006. The opposition proceedings and related appeals may take several years to conclude, during which time we cannot be certain whether the European patent protection will be maintained. During the time that the proceedings are ongoing, we believe that we have the right to enforce the patent against potential infringers. The expected expiration date of the issued patents relating to MT 400 is August 14, 2017.

PN/PA

We have issued patents in the United States, Australia, Mexico and Eurasia, with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patents also have claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDs and to various treatment methods involving such compositions. The issued U.S. patent will expire on February 28, 2023.We expect the foreign patents, as well as additional patents which issue from the pending applications, to expire on May 31, 2022.

MT 100

We have three issued U.S. patents with claims relating to dosage forms that can be used in administering metoclopramide and a long-acting NSAID to a patient with migraine headache and claims relating to various pharmaceutical compositions and treatment methods that can be used with migraine patients. Within these issued U.S. patents are also claims relating to a method of manufacturing a specific type of dosage form. We submitted one of our issued U.S. patents for reissue after determining that certain specified claims that are not central to our protection of MT 100 should not have been issued. A third party filed a protest regarding the reissuance of that MT 100 patent. In April 2006, we received an office action on the reissue application and, consistent with our decision not to devote further resources to the development of this product in the U.S., abandoned the reissue application in January 2007. We have issued patents in Australia, Europe, Japan, and Canada, as well as an additional application pending in Japan. The expected expiration date of all the issued U.S. and foreign patents relating to MT 100 is November 10, 2016. Additional U.S. and foreign patents, if issued, are expected to expire in a similar timeframe.

MT 300

With respect to MT 300, we received U.S., as well as European, Australian and other foreign patents relating to a high potency formulation of DHE and formulations of DHE in a pre-filled syringe. The expected expiration date of all of the U.S. and foreign patents relating to MT 300 is March 15, 2020. We began abandoning our foreign issued patents and our foreign pending patent applications relating to MT 300 during 2006 and expect to continue to do so throughout 2007.

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

Before a medicinal product can be supplied in the European Union (EU), it must first be granted a marketing authorization. There are three routes by which this may be achieved: the centralized procedure whereby a single European license is granted by the European Commission permits the supply of the product in question throughout the EU or the decentralized (DC) or mutual recognition (MRP) procedures through which the views of one national authority (Reference Member State – RMS) are “recognized” by other authorities (Concerned Member States – CMS) when conducting their reviews; the DC applies if the medicinal product in question has not yet received a marketing authorization in any member state at the time of the application whereas the MRP applies to a currently approved medicinal product. These latter two processes lead to individual licenses in each member state for the supply of products in that country only. The centralized route is compulsory for biotechnology products and is optional for certain so-called ‘high technology’ products and products containing entirely new active substances. All products which are not authorized by the centralized route must be authorized by the DC or MRP unless the product is designed for use in a single country in which case a National Application can be made.

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

The status of our MAA for MT 100 is discussed above under “Migraine Product Candidates — MT 100.”

In making an application for a new medicinal product not governed compulsorily by the centralized procedure, typically use will be made of the DC although the MRP would be used if a marketing authorization were first secured in an RMS. The procedural steps for the DC and the MRP are governed by Directive 2001/83/EC, as amended, and are described in the Notice to Applicants, Volume 2A Chapter 2—Mutual Recognition (updated version—November 2005). The procedures provide for set time periods for each process (DC—120 days; MRP – 90 days) but if consensus is not reached between all the CMS and the RMS in that time, the application is referred to arbitration through the Co-ordination Group for Mutual Recognition and Decentralized Procedures (CMD) with referral to the Committee for Human Medicinal Products (CHMP). If a referral is made, the procedure is suspended; marketing of the product would only be possible in the RMS in the case of an MRP. The opinion of the CMD/CHMP, which is binding, could support or reject the objections or alternatively reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may require the delivery of additional data.

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

Corporate Information

We were incorporated in Delaware on September 25, 1996. Our principal offices are located in the Exchange Office Building at 1414 Raleigh Road, Suite 400, Chapel Hill, NC 27517. Our telephone number is (919) 913-1030. We maintain a website at www.pozen.com and make available free of charge through this website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.pozen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Employees

As of January 31, 2007, we had a total of 35 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 35 employees, 20 hold advanced degrees, including nine with either Pharm.D. or Ph.D. degrees.

Executive Officers

Our current executive officers, and their ages as of February 1, 2007, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	53	Chairman, President and Chief Executive Officer

William L. Hodges	52	Senior Vice President, Finance and Administration, Chief Financial Officer

Marshall E. Reese, Ph.D.	61	Executive Vice President, Product Development

Kristina M. Adomonis	52	Senior Vice President, Business Development

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, in June 2006 we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima, some of which required new studies. We submitted a full response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us the full response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. However, there can be no guarantee that the FDA will approve our NDA based on the information contained in our response to the approvable letter, or at all. Further, we decided to discontinue development of MT 100 in the U.S. and to explore the possibility of selling or otherwise disposing of the MT 100 asset, based upon the determination of an FDA Advisory Committee in August 2005. The FDA Advisory Committee determined, following our receipt of a not approvable letter from the FDA in 2004 for our NDA for MT 100, that the potential, but unquantified, risk of tardive dyskinesia, an involuntary movement disorder associated with the use of metoclopramide, one of the components of MT 100, outweighed the benefits, as defined by the FDA, of metoclopramide hydrochloride in combination with naproxen sodium. Further, based upon our understandings from our latest communications with the FDA, in which the FDA restated its concerns that approval of MT 300 was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, we do not believe it is possible to reverse the not approvable status of MT 300 stated in the not approvable letter we received from the FDA in 2003.

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

We have incurred significant losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $131.8 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. Our remaining milestone payments under our collaboration agreement with GSK related to Trexima are payable upon FDA approval and notification of GSK’s intent to commercialize Trexima. As a result of our receipt in June 2006 of an approvable letter relating to our NDA for Trexima requesting certain additional safety information, we cannot guarantee when or if we will receive future payments under that agreement. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory (Advisory) based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. For example, we believe that long-term cardiovascular safety studies will be required for NDA approval of any oral lornoxicam product candidate we may develop. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our Trexima, PN or other product candidates that contain NSAIDs.

If we, or our current or future collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates. Further, if we are delayed in obtaining or unable to obtain, any required approvals, our collaborators may terminate, or be entitled to terminate, their agreements with us or reduce or eliminate their payments to us under these agreements or we may be required to pay termination payments under these agreements.

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for MT 100, which has been approved for sale in the UK, none of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, in June 2006, we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima thereby delaying regulatory approval, and any subsequent commercial sales, if at all. We also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. GSK has the right to terminate its agreement with us relating to the development and commercialization of Trexima upon 90 days notice for any reason, and substantial delays in obtaining regulatory approval to market Trexima could increase this risk of termination. Further, under our MT 300 collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. Based on the not-approvable letter received from the FDA with respect to MT 300, we began discussions regarding termination of our commercialization agreement with Valeant NA. In July 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may impair our or our partners’ ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of our product candidates.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Trexima, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Substantial delays in obtaining regulatory approval to market Trexima, such as may result from our receipt in June 2006 of an approvable letter relating to our NDA for Trexima in which the FDA requested additional safety information, could increase this risk of termination of the GSK agreement. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Trexima clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If AstraZeneca experiences delays in supplying such clinical trial material, the start of pivotal studies could be delayed. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we are currently experiencing as a result of the approvable letter we received from the FDA in June 2006 related to our Trexima NDA, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation.

Other risks associated with our collaborative and contractual arrangements with others include the following:

•	we may not have day-to-day control over the activities of our contractors or collaborators;

•	our collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products we develop with them;

•	third parties may not fulfill their regulatory or other obligations;

•	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and

•	disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Trexima or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. Any substantial delays in obtaining, or failure to obtain, regulatory approval from the FDA to market Trexima, including as a result of our receipt in June 2006 from the FDA of an approvable letter requesting additional safety information for Trexima, would exacerbate this risk. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

Because we do not believe it is possible to convince the FDA to reverse its conclusion as stated in its not-approvable letter for MT 300, we do not expect to receive any revenue from sales of MT 300 in the U. S.

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300. The letter was issued based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Further, the FDA noted that the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. After our receipt of the not-approvable letter, we had continuing communications with the FDA regarding the MT 300 NDA. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the MT 300 NDA. Therefore, we do not believe that we will receive any revenue from sales of MT 300 in the U.S.

We need to conduct preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, and clinical trials for our product candidates. Any negative or unanticipated results, unforeseen costs or delays in the conduct of these studies or trials, or the need to conduct additional studies or trials or to seek to persuade the FDA to evaluate the results of a study or trial in a different manner, could cause us to discontinue development of a product candidate or reduce, delay or eliminate our receipt of potential revenues for one or more of our product candidates and adversely affect our ability to achieve profitability.

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

The successful completion of any of our clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that is unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. For example, even though we are entitled to submit an NDA for Trexima as a 505(b)(2) application, the FDA may require us to conduct more studies or trials than we now believe are necessary or required.

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, results from a genotoxicity study involving MT 400 may require us to conduct chronic toxicology and carcinogenicity studies for Trexima or other MT 400 product candidates we may develop.

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized . Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA has requested additional safety information on Trexima in the approvable letter we received in June 2006 relating to our NDA for Trexima, which required conduct of additional studies. We submitted a full response to the FDA’s approvable letter in November 2006, but were told by the FDA that it was not a complete submission and that additional analyses and supporting information relating to the new data were required. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. There is no guarantee that the FDA will consider our revised response complete or will approve the NDA based on the additional information and study results contained in our submission in response to the FDA’s approvable letter, or at all, that additional testing will not be required prior to approval, or that additional warnings will not be required on the product labeling. Further, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 in the U.S.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward, or will not otherwise breach or terminate their agreements with us. If we do not have the necessary commercial supply contracts, or if our current manufacturer is, or any of our future manufacturers are, unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

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

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. We filed our brief in opposition to class certification on June 30, 2006. The trial judge referred the motion for class certification to a magistrate judge who, on December 14, 2006, recommended to the trial judge that the motion be granted and that the class proposed by the plaintiffs be certified. We have objected to the magistrate’s recommendation and the court has not yet acted on the recommendation.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us. In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. Such opposition proceedings may not be resolved for several years, and may result in the revocation of the issued patent.

We may need to submit our issued patents for amendment or reissue if we determine that any claims within our patents should not have been issued. While such a submission may be based on our view that only specified claims should not have been granted to us, there can be no assurance that a patent examiner will not determine that additional claims should not have been granted to us. Such was the case with one of our patents covering MT 100, which we submitted for reissue after determining that certain specified claims that are not central to our protection of MT 100 should not have been issued. In April 2006, we received an office action on the reissue application and, consistent with our decision not to devote further resources to the development of this product in the U.S., the reissue application was abandoned in January 2007.

We may need to license rights to third party patents and intellectual property to continue the development and marketing of our product candidates. If we are unable to acquire such rights on acceptable terms, our development activities may be blocked and we may be unable to bring our product candidates to market.

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. As a result of such litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringement. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our human clinical trials in an amount equal to up to $10.0 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for and intend to commercialize any of our products and commercial sales of the product begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

We may need additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development or commercialization efforts.

In the future, we may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

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

Our operating expenses for the year ended December 31, 2006 totaled $35.2 million, including non-cash compensation expense of $5.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2004 through 2006, our average annual operating expenses (including average non-cash deferred compensation of $2.4 million) were $30.7 million. We are currently expecting operating expenses for the 2007 fiscal year to be between $50.0 million and $54.0 million, including $6.4 million of non-cash compensation expenses, related to stock options and other stock-based awards, resulting from our adoption of SFAS 123(R) on January 1, 2006. These operating expenses are currently expected to be partially offset by revenue of between $14.0 million and $18.0 million for work performed and expenses incurred under the AstraZeneca agreement. As of December 31, 2006, we had an aggregate of $62.6 million in cash and cash equivalents and short-term investments. If our operating expenses for 2007 and 2008 remain at the level of our operating expenses in 2006, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided certain development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase in 2007 and 2008 beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through December 31, 2006, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 34% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, beginning in September 2006 our chief executive officer and one of our directors may sell up to an aggregate of 1,010,000 shares pursuant to Rule 10b5-1 trading plans. Sales under those plans began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. We filed our brief in opposition to class certification on June 30, 2006. The trial judge referred the motion for class certification to a magistrate judge who, on

December 14, 2006, recommended to the trial judge that the motion be granted and that the class proposed by the plaintiffs be certified. We have objected to the magistrate’s recommendation and the court has not yet acted on the recommendation.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s ‘s CommonEquity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Price of and Dividends on the Registrant’s Common Equity

The Company’s common stock began trading on The National Market (now known as The NSADAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 26 2007, we estimate that we had approximately 110 stockholders of record and approximately 8,960 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NSDAQ Global Market for the periods indicated.

	Price Range
2006 Fiscal Year	High	Low
First Quarter	$18.62	$9.41
Second Quarter	$16.94	$5.26
Third Quarter	$13.35	$5.95
Fourth Quarter	$18.25	$11.65

	Price Range
2005 Fiscal Year	High	Low
First Quarter	$8.02	$4.84
Second Quarter	$8.75	$3.50
Third Quarter	$11.05	$7.25
Fourth Quarter	$11.02	$9.10

On February 26, 2007, the closing price for our common stock as reported by The NASDAQ Global Market was $16.94. We paid no cash dividends in 2006. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,806,248	$8.35	978,426
Equity compensation plans not approved by security holders	—	—	—
Total	3,806,248	$8.35	978,426

(1)	Excludes 98,135 restricted stock units issued under our 2000 Equity Compensation Plan, as amended and restated, to our president and chief executive officer.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2001 through December 31, 2006 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,					Period from September 26, 1996 (inception) through December 31, 2006
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$3,717	$23,088	$28,647	$13,517	$68,969
Operating expenses:
General and administrative	6,833	9,211	8,661	9,185	12,822	62,895
Research and development	18,762	9,904	20,399	18,769	22,359	148,368

Total operating expenses	25,595	19,115	29,060	27,954	35,181	211,263
Interest income (expense), net	1,040	535	711	1,266	2,354	11,397

Net income (loss)	(24,555)	(14,863)	(5,261)	1,959	(19,310)	(130,897)
Non-cash preferred stock charge	—	—	—	—	—	27,617
Preferred stock dividends	—	—	—	—	—	934
Common stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(24,555)	$(14,863)	$(5,261)	$1,959	$(19,310)	$(159,448)

Basic net income (loss) per common share	$(0.87)	$(0.52)	$(0.18)	$0.07	$(0.66)

Shares used in computing basic net income (loss) per common share	28,110	28,329	28,749	28,939	29,225

Diluted net income per common share	$(0.87)	$(0.52)	$(0.18)	$0.07	$(0.66)

Shares used in computing diluted net income per common share	28,110	28,329	28,749	29,623	29,225

	December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,056	$60,481	$51,764	$45,838	$62,582
Total assets	51,035	61,513	53,296	46,687	67,141
Total liabilities	1,836	25,883	21,585	12,788	43,027
Accumulated deficit	(94,356)	(109,219)	(114,480)	(112,521)	(131,831)
Total stockholders’ equity	49,199	35,630	31,711	33,899	24,114

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required.

After we establish the proof of concept for an innovative idea, we work with the FDA or foreign regulatory agencies to design a clear path forward to the filing of a new drug application (NDA) or its foreign equivalent. We then seek a strong pharmaceutical partner to license the product or technology, to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the market place value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

We are currently developing TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Trexima, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. If the FDA accepts this revised response as complete, we expect that the FDA will complete its review and issue an action letter within six months of the submission.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone. In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology. Another product candidate program (our PA program), a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are not covered under our agreement with AstraZeneca.

In addition, we are exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan) to treat pain or other pain-related indications. These product candidates, which are being developed under an exclusive license agreement with Nycomed Danmark ApS (Nycomed), grant us certain rights to develop and commercialize products containing lornoxicam. We have filed Investigational New Drug Applications (INDs) with the FDA for an oral and an injectable lornoxicam formulation.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2006, our accumulated deficit was approximately $131.8 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 70% of our total operating expenses. For the year ended December 31, 2006, our research and development expenses represented approximately 64% of our total operating expenses.

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

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Trexima, our PN and PA product candidates and our other product candidates in the clinical and regulatory process;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates; and

•	Costs related to the pending class action lawsuit against us and our president and chief executive officer relating to the approvability of MT 100 and MT 300.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and currently plan to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $16.2 million for the fiscal year ended December 31, 2004, $13.4 million for the fiscal year ended December 31, 2005, and $15.4 million for the fiscal year ended December 31, 2006. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.2 million for the fiscal year ended December 31, 2004, $4.6 million for the fiscal year ended December 31, 2005 and $6.4 million for the fiscal year ended December 31, 2006. Total compensation for 2006 included a $1.8 million charge for non-cash compensation for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Other research and development department costs were $1.0 million for the fiscal year ended December 31, 2004, $0.8 million for the fiscal year ended December 31, 2005 and $0.6 million for the fiscal year ended December 31, 2006.

Trexima. In June 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Trexima, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. If the FDA accepts such revised response as complete, we expect that the FDA will complete its review within six months of this submission.

As part of our NDA program for Trexima, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Trexima developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Trexima, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Trexima (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct pre-approval market support studies for Trexima under our IND.

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Trexima. While we believe that we have provided a full response to the questions raised by the FDA in the approvable letter, and we believe we have submitted adequate data to address the FDA’s concerns regarding the safety of Trexima, there are no guarantees that the FDA will find the submission to be satisfactory, that the FDA will approve the NDA, that additional testing will not be required prior to approval, or that additional warnings will not be required on the product labeling. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining approval.

We incurred $0.2 million in direct development costs associated with the development of MT 400/Trexima for the year ended December 31, 2006 and we have incurred $24.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program. Under our PN program, we have completed formulation development and clinical studies for several combinations of a proton pump inhibitor (PPI) and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. To date, we have conducted studies with two PN product formulations in this program—PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our future development and commercialization efforts under the PN program will be covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006. Under our agreement with AstraZeneca, we and AstraZeneca will co-develop and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

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

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca, expect to meet with the FDA during the second quarter of 2007 to confirm whether, notwithstanding the use of a different PPI, the core development program and the SPA already agreed upon will apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month PN 200 comparative trial using a combination of omeprazole and naproxen as compared to enteric coated naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial is the cumulative incidence of gastric ulcers over six months of treatment. Because we will not have final results until the fourth quarter of 2007, we will review the preliminary results of this trial in the third quarter prior to commencing Phase 3 studies of PN 400. If we and AstraZeneca are satisfied that the PN 200 trial will be successful based on our assessment of the preliminary data, and we have successfully completed a cross-over gastric pH-based dose ranging study for PN 400, we will begin our Phase 3 program for PN 400 as soon as clinical trial material is manufactured and ready for use. We currently expect to commence Phase 3 trials for PN 400 in the third quarter of 2007.

Successful completion of the PN 200 trial and the PN 400 dose ranging trial described above would trigger a $20 million milestone payment from AstraZeneca. According to the terms of the AstraZeneca agreement and the current timeline, the earliest this milestone could be earned is December 2007. If one or both of these trials do not meet the pre-specified primary endpoints, AstraZeneca has the right to terminate the agreement within a specified timeframe. If the agreement is not terminated within such timeframe, the collaboration would continue and the milestone would be payable.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed, based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will likely need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S.

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

We incurred direct development costs associated with the development of our PN program of $2.3 million during the fiscal year ended December 31, 2004, $3.9 million during the fiscal year ended December 31, 2005, $9.7 million during the fiscal year ended December 31, 2006 and we have incurred $17.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

PA Program. In our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to have fewer gastrointestinal complications compared to an aspirin taken alone, in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are not covered under the AstraZeneca agreement, and we have retained all rights to this program.

Our initial PA product candidate, PA 325, is currently in formulation and early-stage clinical development. We completed a Phase I proof of concept study of PA 325 in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5 percent of the enteric coated aspirin group had this level of gastrointestinal damage. Furthermore, no ulcers were seen in the PA group, while 20 percent of subjects in the enteric coated aspirin 325mg group developed a gastric ulcer during the study. This difference was also statistically significant.

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

We incurred direct development costs associated with the development of our PA program of $1.3 million during the year ended December 31, 2006, and we have incurred $1.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Lornoxicam Program. We have conducted development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. Our exploratory and development work is being conducted under an exclusive license agreement with Nycomed, pursuant to which Nycomed licensed to us certain rights to develop and commercialize products containing lornoxicam in the U.S. As a part of our agreement with Nycomed, we have also granted certain exclusive rights to Nycomed to supply us, or our commercialization partners, if any, with lornoxicam active drug substance for use in the manufacture of any of our lornoxicam product candidates.

Oral Tablet Formulation—We filed an IND with the FDA in 2003 for an oral lornoxicam tablet formulation and completed our first human study with this formulation in 2004 in patients undergoing dental surgery. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided preliminary evidence of efficacy in this pain model. As a result of the FDA advisory committee meeting held in 2005 addressing the safety and cardiovascular risks of NSAIDs, described above, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our oral tablet lornoxicam product candidate.

Injectable Formulation—We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, we currently do not intend to pursue the migraine indications.

We continue to evaluate the strategic direction of our lornoxicam product candidates and the lornoxicam program based on the results of our clinical studies, the regulatory environment and commercial opportunities. We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any lornoxicam product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any lornoxicam products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our lornoxicam program of $2.6 million for the fiscal year ended December 31, 2005, and $3.4 million for the fiscal year ended December 31, 2006, and we incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We have incurred direct development costs associated with the development of MT 100 of $0.8 million for the fiscal year ended December 31, 2004, $0.9 million for the fiscal year ended December 31, 2005, $0.1 million for the fiscal year ended December 31, 2006, and $39.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. Based upon our understanding from our most recent discussions with the FDA, in which the FDA affirmed its previously stated concerns that approval of the NDA was problematic due to the higher incidence of nausea at two hours following dosing in patients treated with MT 300 compared with placebo, and our understanding of the current FDA standards for approving migraine drugs, we do not believe it is possible to reverse the not-approvable status of the NDA for MT 300.

We began discussions with our partner, Valeant NA, regarding termination of our MT 300 commercialization agreement. In July 2005, we received a letter from Valeant NA seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA, the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300. Given our current assessment that we do not believe we can reverse the not-approvable status of the NDA for MT 300, we believe that we will not receive any future cash inflows from MT 300.

We have incurred direct development costs associated with the development of MT 300 of $0.3 million for the fiscal year ended December 31, 2004, $0.1 million for the fiscal year ended December 31, 2005, $0.1 million for the fiscal year ended December 31, 2006, and $14.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

Our licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, royalty payments based on future product sales and withdrawal fees if certain conditions are met. We recognize revenue under these agreements in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” as amended by SAB 104 “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

Under SAB 104 recognition of revenue from non-refundable up-front payments is deferred by us upon receipt and recognized over the period ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates. If regulatory approvals or other events relating to our product candidates are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products would prospectively be accelerated or reduced accordingly.

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

Additionally, our licensing agreements may include payment for services provided by us on an hourly rate and direct expense basis. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the AstraZeneca agreement, we will recognize as revenue the direct costs and certain personnel-related expense incurred in performing additional development activities described within the AstraZeneca agreement.

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

As of December 31, 2006, we had deferred revenue on our balance sheet totaling $38.9 million, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. The current portion of deferred revenue, totaling $14.9 million, is expected to be earned in the next twelve months. We recognized revenue related to our collaborations of $13.5 million for the fiscal year ended December 31, 2006, $28.6 million for the fiscal year ended December 31, 2005, and $23.1 million for the fiscal year ended December 31, 2004.

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

Our management believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the extent of services performed on or before a given date and the cost of such services involves subjective judgments and often must be based upon information provided by third parties. In the event that we do not identify certain contract costs which have begun to be incurred or we under- or over-estimate the extent of services performed or the costs of such services, our reported accrued expenses for such period would be too low or too high, as the case may be.

We recognized accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs, of $1.6 million at December 31, 2006, $1.0 million at December 31, 2005 and $1.4 million at December 31, 2004. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued has been less than $125,000.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on a simplified method as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2006 was based on actual historical rates.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish an annual valuation allowance. We have not recorded any tax provision or benefit for the fiscal years ended December 31, 2006, 2005, or 2004 and have provided a valuation allowance for the full amount of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods. Until we record a tax provision or benefit based upon anticipated utilization of the prior operating loss carry-forwards, no estimate of the effect of a change in our estimated effective tax rate will be made.

Historical Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net (loss) income per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2006 was $19.3 million or $0.66 per share as compared to a net income of $2.0 million, or $0.07 per share, for the fiscal year ended December 31, 2005. The net loss for the fiscal year ended December 31, 2006 included a $5.5 million or $0.19 per share charge for non-cash stock-based compensation expenses, primarily resulting from our adoption of SFAS No. 123(R) on January 1, 2006.

Revenue: We recognized $13.5 million of revenue for the fiscal year ended December 31, 2006 as compared to $28.6 million for the fiscal year ended December 31, 2005. The decrease in revenue was primarily due to receipt of a $20.0 million milestone payment from GSK in 2005 upon acceptance of the Trexima NDA by the FDA. Revenue for 2006 included the amortization of upfront payments we received and other revenue from development activities we completed in the period pursuant to our development and commercialization agreements with AstraZeneca and GSK. In 2006, we recognized $4.8 million of revenue for the direct costs and personnel-related expenses incurred in performing development activities pursuant to our AstraZeneca agreement. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are recognized and being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $38.9 million remains in deferred revenue at December 31, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $3.6 million to $22.4 million for the fiscal year ended December 31, 2006, as compared to the same period of 2005. The increase was due primarily to a $1.4 million increase in non-cash compensation charges for stock option expense resulting from our adoption of SFAS No. 123(R)

on January 1, 2006 and an increase in direct development costs for our PN, PA and lornoxicam programs, partially offset by a decrease in direct development costs for Trexima, as compared to the same period of 2005. Direct development costs for the PN program increased by $5.7 million to $9.7 million, primarily due to clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for the PA program increased by $0.8 million to $1.3 million, primarily due to Phase I clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for our lornoxicam program increased by $0.8 million to $3.4 million primarily due to Phase I/II clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for Trexima decreased by $5.2 million to $0.2 million, primarily due to the completion of Phase 3 clinical trial activities and payment of regulatory fees for submission of the NDA to the FDA during 2005 as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $3.6 million to $12.8 million for the fiscal year ended December 31 2006, as compared to the same period of 2005. The increase was due primarily to a $3.1 million increase in non-cash compensation charge for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Cost associated with our business development activities increased by $0.9 million to $2.8 million, primarily due to increased legal expenses and other consulting expenses related to our licensing activities and bonus payments made to certain company employees in recognition of their efforts in connection with the AstraZeneca licensing agreement. Costs associated with our public company activities decreased by $0.6 million primarily due to a decrease in the cost of directors’ and officers’ liability insurance, as compared to the same period of 2005. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $1.1 for the fiscal year ended December 31, 2006 as compared to $0.7 million for the fiscal year ended December 31, 2005. Investment income from bond amortization for the fiscal year ended December 31, 2006 totaled $1.1 million as compared to $0.6 million during the same period of 2005. The fiscal year ended December 31, 2006 also included $0.2 million related to certain state franchise tax refunds.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income (loss) per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2005 was $2.0 million or $0.07 per share (basic and diluted), as compared to net loss of $(5.3) million, or $(0.18) per share, for the fiscal year ended December 31, 2004.

Revenue: We recognized $28.6 million of revenue for the fiscal year ended December 31, 2005 as compared to $23.1 million for the fiscal year ended December 31, 2004. Revenue for the periods resulted from amortization of upfront payments and other payments we received pursuant to development and commercialization agreements relating to MT 100, MT 300 and Trexima. Revenue for the fiscal year ended December 31, 2005 included a milestone payment of $20.0 million from GSK for acceptance of the Trexima NDA by the FDA in October 2005. Revenue for the fiscal year ended December 31, 2004 included milestone payments from GSK of $15.0 million we received at the commencement of Trexima Phase 3 clinical trial activities and $0.5 million we received for conducting Trexima Phase 1 clinical trial activities. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $7.6 million remains in deferred revenue at December 31, 2005. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

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

Income Taxes

At December 31, 2006 and 2005, we had federal net operating loss carryforwards of approximately $107.4 million and $86.9 million respectively, state net economic loss carryforwards of approximately $81.4 million and $80.7 million respectively, and research and development credit carryforwards of approximately $8.8 million and $7.4 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2013 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $7.0 million, $1.1 million was allocable to excess stock option deductions and the balance of $5.9 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. Our effective tax rate was 0% for the twelve-month period ended December 31, 2006. The estimated effective rate was based upon income for the fiscal year and estimates of our ability to use remaining net operating loss carry-forwards and other tax credits. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $102.5 million from upfront and milestone payments from our collaborators. Additionally, since August 2006, we have received $1.6 million for development activities pursuant to the terms of our agreement with AstraZeneca. At December 31, 2006, cash and cash equivalents, along with short-term investments, totaled $62.6 million, an increase of $16.7 million compared to December 31, 2005. The increase in cash was primarily due to our receipt of a $40.0 million upfront license fee payment in September 2006 pursuant to our collaboration agreement with AstraZeneca. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

During the fiscal year ended December 31, 2006, we moved an additional $25.0 million into a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We received $41.6 million in operating cash during the fiscal year ended December 31, 2006 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet included a $3.2 million accounts receivable for invoiced development activities under the terms of the AstraZeneca agreement. Cash received from financing activities during the period totaled $2.7 million reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash used in operating activities totaled $28.8 million for the year ended December 31, 2006. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash used in operating activities was $27.4 million for the fiscal year ended December 31, 2005 and $26.4 million for the fiscal year ended December 31, 2004. Net cash provided by investing activities during the year ended December 31, 2006 totaled $0.6 million, reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2007 is projected to increase from our 2006 requirements. During the year ended December 31, 2006 we recorded non-cash stock-based compensation expense of $5.5 million primarily as a result of adopting SFAS No. 123(R) on January 1, 2006. We also reclassified, from current liabilities to additional paid-in capital, $1.4 million of prior year accrued compensation related to the expensing of restricted stock units and performance based options granted under the Trexima incentive program. This reclassification also resulted from our adoption of SFAS No. 123(R).

As of December 31, 2006, we had $26.3 million in cash and cash equivalents and $36.3 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We may sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission (SEC), and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer relating to MT 100 and MT 300.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2006, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011
	($ in thousands)
Operating leases[1]	$1,274	$393	$812	$69
Product development agreements[2]	2,715	2,612	103	—

Total contractual obligations	$3,989	$3,005	$915	$69

[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]

Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2006. These agreements may be terminated by us at any time without incurring a termination fee.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB 25 intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options as such options had an exercise price equal to the market price of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. We have not restated our financial results from prior periods as a result of our adoption of SFAS No. 123(R).

We continue to assess the impact that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), will have on our consolidated financial statements. Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal 2007.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Executive Officers of the Company” contained in Part I, Item 1 of this annual report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Corporate Governance” section of our website, www.pozen.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Item 11.	Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on June 13, 2007, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent auditors are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.*

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	2000 Equity Compensation Plan of the Registrant, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.4	Form of incentive stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.5	Form of nonqualified stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.6	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2001). †

Exhibit No.	Description
10.7	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.8	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.10	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.11	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.12	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.13	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.14	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.15	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.16	Summary of Non-Employee Director Compensation.** ***

10.17	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.18	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.19	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.20	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.22	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.23	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.24	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

Exhibit No.	Description
10.25	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarter Report on From 10-Qfiled November 3, 2006).†

10.26	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN Inc. and AstraZeneca AM (filed as 10.2 to the Registrant’s Quarter Report on From 10-Q filed November 3, 2006).†

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date:	March 7, 2007	By:	/s/ John R. Plachetka
John R. Plachetka Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration (Principal Financial Officer)	March 7, 2007

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Accounting Officer)	March 7, 2007

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	March 7, 2007

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	March 7, 2007

/s/ James J. Mauzey James J. Mauzey	Director	March 7, 2007

/s/ Jacques F. Rejeange Jacques F. Rejeange	Director	March 7, 2007

/s/ Paul J. Rizzo Paul J. Rizzo	Director	March 7, 2007

/s/ Bruce A. Tomason Bruce A. Tomason	Director	March 7, 2007

/s/ Peter J. Wise Peter J. Wise	Director	March 7, 2007

POZEN Inc.

(A Development Stage Company)

Audited Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Management of POZEN Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a- 15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, Ernst & Young LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on page F-4 in this Annual Report on Form 10-K.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and for the period from September 26, 1996 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and for the period from September 26, 1996 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of POZEN Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

In 2006, as discussed in Notes 1 and 7 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

POZEN Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that POZEN Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that POZEN Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and for the period from September 26, 1996 (inception) through December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 23, 2007

POZEN Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,296,884	$27,467,789
Short-term investments	36,285,102	18,370,701
Accounts receivable	3,267,153	—
Prepaid expenses and other current assets	1,108,506	613,682

Total current assets	66,957,645	46,452,172
Property and equipment, net of accumulated depreciation	183,468	234,839

Total assets	$67,141,113	$46,687,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,563	$1,443,676
Accrued compensation	1,434,591	2,591,633
Accrued expenses	1,756,300	1,201,023
Deferred revenue	14,870,200	6,552,000

Total current liabilities	19,026,654	11,788,332
Long-term liabilities:
Deferred revenue	24,000,000	1,000,000

Total liabilities	43,026,654	12,788,332
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,447,913 and 29,002,306 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	29,448	29,002
Additional paid-in capital	155,920,068	146,399,373
Accumulated other comprehensive loss	(4,092)	(8,551)
Deficit accumulated during the development stage	(131,830,965)	(112,521,145)

Total stockholders’ equity	24,114,459	33,898,679

Total liabilities and stockholders’ equity	$67,141,113	$46,687,011

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Operations

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31, 2006
	2006	2005	2004
Revenue	$13,516,772	$28,647,374	$23,087,908	$68,969,054
Operating expenses:
General and administrative	12,822,050	9,185,251	8,660,832	62,895,001
Research and development	22,358,715	18,769,223	20,398,748	148,367,915

Total operating expenses	35,180,765	27,954,474	29,059,580	211,262,916

Interest and other income	2,354,173	1,265,710	711,200	11,397,375

Net (loss) income	(19,309,820)	1,958,610	(5,260,472)	(130,896,487)
Non-cash preferred stock charge	—	—	—	27,617,105
Preferred stock dividends	—	—	—	934,478

Net (loss) income attributable to common stockholders	$(19,309,820)	$1,958,610	$(5,260,472)	$(159,448,070)

Basic net (loss) income per common share	$(0.66)	$0.07	$(0.18)

Shares used in computing basic net (loss) income per common share	29,224,699	28,939,302	28,748,540

Diluted net (loss) income per common share	$(0.66)	$0.07	$(0.18)

Shares used in computing diluted net (loss) income per common share	29,224,699	29,623,207	28,748,540

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid-In Capital	Common Stock Warrants	Receivable From Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated other Comprehensive Loss	Total Stockholders’ Equity
Issuance of common stock	$—	$5,814	$(1,504)	$—	$(4,310)	$—	$—	$—	$—
Issuance of preferred stock	2,106	—	6,231,314	—	(1,000,000)	—	—	—	5,233,420
Issuance of preferred stock warrants	—	—	—	242,000	—	—	—	—	242,000
Deferred compensation	—	—	190,385	—	—	(190,385)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	28,267	—	—	28,267
Net Loss	—	—	—	—	—	—	(101,334)	—	(101,334)

Balance at December 31, 1996	2,106	5,814	6,420,195	242,000	(1,004,310)	(162,118)	(101,334)	—	5,402,353
Proceeds from stockholders’ receivable	—	—	—	—	1,004,310	—	—	—	1,004,310
Issuance of preferred stock	1,135	—	4,195,865	—	—	—	—	—	4,197,000
Issuance of preferred stock warrants	—	—	—	139,000	—	—	—	—	139,000
Deferred compensation	—	—	1,001,629	—	—	(1,001,629)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	214,272	—	—	214,272
Net Loss	—	—	—	—	—	—	(3,803,030)	—	(3,803,030)

Balance at December 31, 1997	3,241	5,814	11,617,689	381,000	—	(949,475)	(3,904,364)	—	7,153,905
Issuance of preferred stock	567	—	2,187,758	—	—	—	—	—	2,188,325
Issuance of preferred stock warrants	—	—	—	35,000	—	—	—	—	35,000
Exercise of common stock options	—	30	5,525	—	—	—	—	—	5,555
Deferred compensation	—	—	362,489	—	—	(362,489)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	401,468	—	—	401,468
Net Loss	—	—	—	—	—	—	(8,737,631)	—	(8,737,631)

Balance at December 31, 1998	3,808	5,844	14,173,461	416,000	—	(910,496)	(12,641,995)	—	1,046,622
Issuance of preferred stock	2,594	—	11,522,406	—	—	—	—	—	11,525,000
Issuance of preferred stock warrants	—	—	—	925,000	—	—	—	—	925,000
Exercise of common stock options	—	4	621	—	—	—	—	—	625
Deferred compensation	—	—	3,045,666	—	—	(3,045,666)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	612,909	—	—	612,909
Net Loss	—	—	—	—	—	—	(12,145,446)	—	(12,145,446)

Balance at December 31, 1999	6,402	5,848	28,742,154	1,341,000	—	(3,343,253)	(24,787,441)	—	1,964,710
Proceed from sale of common stock	—	750	10,461,750	—	—	—	—	—	10,462,500
Proceeds from sale of common stock in IPO,	—	5,000	67,798,052	—	—	—	—	—	67,803,052
net of offering costs								—	—
Conversion of preferred stock to common stock	(6,402)	15,488	27,347,019	—	—	—	—	—	27,356,105
Exercise of common stock options	—	208	74,861	—	—	—	—	—	75,069
Exercise of common stock warrants	—	369	1,805,682	(914,952)	—	—	—	—	891,099
Preferred Stock Dividend	—	—	—	—	—	—	(934,478)	—	(934,478)
Dividends		69	772,114	—	—	—	—	—	772,183
Deferred compensation	—	—	6,328,492	—	—	(6,328,492)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,054,286	—	—	3,054,286
Net Loss	—	—	—	—	—	—	(22,376,628)	—	(22,376,628)

Balance at December 31, 2000	—	27,732	143,330,124	426,048	—	(6,617,459)	(48,098,547)	—	89,067,898
Exercise of common stock options	—	187	109,408	—	—	—	—	—	109,595
Exercise of common stock warrants	—	50	115,240	(115,240)	—	—	—	—	50
Forfeiture of common stock options	—	—	(42,213)	—	—	42,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,145,870	—	—	3,145,870
Net Loss	—	—	—	—	—	—	(21,702,508)	—	(21,702,508)

Balance at December 31, 2001	—	27,969	143,512,559	310,808	—	(3,429,376)	(69,801,055)	—	70,620,905
Exercise of common stock options	—	159	224,291	—	—	—	—	—	224,450
Exercise and forfeiture of common stock warrants	—	19	310,808	(310,808)	—	—	—	—	19
Forfeiture of common stock options	—	—	(11,167)	—	—	11,167	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,908,079	—	—	2,908,079
Net Loss	—	—	—	—	—	—	(24,554,910)	—	(24,554,910)

Balance at December 31, 2002	—	28,147	144,036,491	—	—	(510,130)	(94,355,965)	—	49,198,543
Exercise of common stock options	—	345	784,739	—	—	—	—	—	785,084
Amortization of deferred compensation	—	—	—	—	—	510,130	—	—	510,130
Net Loss	—	—	—	—	—	—	(14,863,318)	—	(14,863,318)

Balance at December 31, 2003	—	28,492	144,821,230	—	—	—	(109,219,283)	—	35,630,439
Exercise of common stock options	—	361	1,340,425	—	—	—	—	—	1,340,786
Net Loss	—	—	—	—	—	—	(5,260,472)	—	(5,260,472)

Balance at December 31, 2004	—	28,853	146,161,655	—	—	—	(114,479,755)	—	31,710,753
Exercise of common stock options	—	287	237,718	—	—	—	—	—	238,005
Redemption of common stock	—	(138)	—	—	—	—	—	—	(138)
Unrealized loss on investments	—	—	—	—	—	—	—	(8,551)	(8,551)
Net Income	—	—	—	—	—	—	1,958,610	—	1,958,610

Balance at December 31, 2005	—	29,002	146,399,373	—	—	—	(112,521,145)	(8,551)	33,898,679
Exercise of common stock options	—	446	2,658,520	—	—	—	—	—	2,658,966
Unrealized loss on investments	—	—	—	—	—	—	—	4,459	4,459
Deferred compensation	—	—	6,862,175	—	—	—	—	—	6,862,175
Net Loss	—	—	—	—	—	—	(19,309,820)	—	(19,309,820)

Balance at December 31, 2006	$—	$29,448	$155,920,068	$—	$—	$—	$(131,830,965)	$(4,092)	$24,114,459

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31,			Period from September 26, 1996 (inception) through December 31, 2006
	2006	2005	2004
Operating activities
Net (loss) income	$(19,309,820)	$1,958,610	$(5,260,472)	$(130,896,487)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	96,379	152,960	163,129	937,798
Write-down of impaired assets	—	122,009	6,072	155,576
Bond amortization income	(1,071,549)	(571,680)	—	(1,643,229)
Noncash compensation expense	5,500,479	961,308	400,388	17,737,456
Noncash financing charge	—	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(3,267,153)	—	—	(3,267,153)
Prepaid expenses and other current assets	(494,824)	450,350	(365,823)	(1,108,506)
Accounts payable and accrued expenses	281,818	(865,002)	2,640,060	4,156,454
Deferred revenue	31,318,200	(8,893,070)	(7,337,908)	38,870,200

Net cash provided (used in) by operating activities	13,053,530	(6,684,515)	(9,754,554)	(74,607,891)

Investment activities
Purchase of equipment	(45,008)	(42,120)	(302,793)	(1,276,841)
Purchase of investments	(54,138,393)	(47,007,573)	—	(101,145,966)
Sale of investments	37,300,000	29,200,000	—	66,500,000

Net cash used in investing activities	(16,883,401)	(17,849,693)	(302,793)	(35,922,807)

Financing activities
Proceeds from issuance of preferred stock	—	—	—	48,651,850
Proceeds from issuance of common stock	2,658,966	237,868	1,340,786	84,333,717
Proceeds from collections of stockholders’ receivables	—	—	—	1,004,310
Proceeds from notes payable	—	—	—	3,000,000
Payment of dividend	—	—	—	(162,295)

Net cash provided by financing activities	2,658,966	237,868	1,340,786	136,827,582

Net (decrease) increase in cash and cash equivalents	(1,170,905)	(24,296,340)	(8,716,561)	26,296,884
Cash and cash equivalents at beginning of period	27,467,789	51,764,129	60,480,690	—

Cash and cash equivalents at end of period	$26,296,884	$27,467,789	$51,764,129	$26,296,884

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

Notes to Financial Statements

1. Significant Accounting Policies

Development Stage Company

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and are operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States (U.S.). In 2005, the United Kingdom’s (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) issued a marketing authorization for the Company’s product candidate MT 100 for the acute treatment of migraine in the UK.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of December 31, 2006, the Company had $26.3 million in cash and cash equivalents and $36.3 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca AB. The Company’s expenses might increase additionally in 2007 and 2008 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company is currently experiencing related to the approvable letter the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 related to the Company’s New Drug Application (NDA) for Trexima, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

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

•

The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Trexima NDA which was earlier than anticipated. Although the amortization rate in the first quarter of 2005 would have resulted in 2005 revenue recognition of $7.2 million, the third quarter change in the amortization period resulted in a $0.7 million increase in the full-year amortization and 2005 revenue recognition of $7.9 million. During the second quarter of 2006 the remaining amortization period of 6 months was increased to 15 months based upon the June 2006 receipt of an approvable letter from the FDA related to the Trexima NDA and an estimated extension of 9 months, which represents what the Company believed to be the conclusion of any obligation on its part under the agreement. During the fourth quarter of 2006 the remaining amortization period of 9 months was increased to 11 months based upon the December 2006 receipt of a notice from the FDA that it had completed its initial review of POZEN’s response to the approvable letter related to the Trexima NDA and had requested additional analyses and supporting information relating to submitted data. Although the amortization rate in the first quarter of 2006 would have resulted in 2006 revenue recognition of $6.4 million, the second and fourth quarter changes in the amortization period resulted in 2006 revenue recognition of $4.5 million. As a result of the 2006 changes in the estimated amortization period, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments has been deferred to 2007.

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

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreement with AstraZeneca, the Company will recognize as revenue the direct costs and certain personnel-related expenses incurred in performing additional development activities described within the AstraZeneca Agreement. Accounts receivable at December 31, 2006 represent billings to AstraZeneca for performance of these activities.

Royalty revenue will be recognized if and when earned in future periods with respect to the manufacture, sale or use of the Company’s products or technology. For those arrangements where royalties are reasonably estimable, the Company will recognize revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties.

Investments

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the twelve month period ended December 31, 2006 and 2005 respectively, the Company had $1.1 million and $0.6 million of bond amortization and $4,092 and $8,551 of unrealized losses on investments.

Cash and Cash Equivalents and Concentration of Credit Risk

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

Comprehensive Income (Loss)

The Company follows the provisions of SFAS 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $4,092 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at December 31, 2006 and $8,551 for the same period of 2005.

Comprehensive income (loss) consists of the following components for the year ended December 31, 2006 and 2005:

	Twelve Months Ended December 31,
	2006	2005
Net (loss) income	$(19,309,820)	$1,958,610
Unrealized gain (loss) on marketable securities	4,459	(8,551)

Total comprehensive (loss) income	$(19,305,361)	$1,950,059

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2006 and 2005 totaled $0.5 million.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share.” In accordance with SFAS 128, basic and diluted net income (loss) per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2006, 2005 and 2004. During the fiscal years ended December 31, 2006 and 2004, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the fiscal years ended December 31, 2006 and 2004, because the effect would be anti-dilutive. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred. The following table illustrates the calculation of dilutive shares outstanding:

	Years ended December 31,
	2006	2005	2004
Weighted-average shares used in computing basic net income (loss) per share	29,224,699	28,939,302	28,748,540
Effect of dilutive securities	—	683,905	—

Weighted-average shares used in computing diluted net income (loss) per share	29,224,699	29,623,207	28,748,540

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying values of these amounts approximate the fair value due to the short-term nature of such instruments.

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

Refer to Footnote 7 (“Equity Compensation Plans”) for the discussion of the adoption of SFAS No. 123(R).

Contingencies

Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U.S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. Lead plaintiffs have been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005, and the case is now in discovery phase. On March 27, 2006, a motion for class certification was filed. The Company filed its brief in opposition to class certification on June 30, 2006. The trial judge referred the motion for class certification to a magistrate judge who, on December 14, 2006, recommended to the trial judge that the motion be granted and that the class proposed by the plaintiffs be certified. The Company has objected to the magistrate’s recommendation and the court has not yet acted on the recommendation. The Company believes that the allegations in this action are without merit and intends to defend this case vigorously.

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

On July 21, 2005, the Company received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. The Company does not believe the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA when the ultimate resolution of this dispute is reached, however, it is the current judgment of management that no reserve is required.

Recently Issued Accounting Pronouncements

The Company continues to assess the impact that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), will have on its consolidated financial statements. Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007.

2. License Agreements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We are responsible for development of the first combination product, while GSK is to provide formulation development and manufacturing. GSK has proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, being developed under the agreement. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to us in a total amount of $20.0 million upon FDA approval of the Trexima NDA and GSK’s notification of intent to commercialize Trexima. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca may, at no additional cost, elect to include Japan in the licensed territory within two years after the effective date of the agreement.

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

At December 31, 2006, shares of common stock reserved for future issuance are as follows:

Shares available for grant under stock option plans	978,426
Shares issuable pursuant to options and restricted stock units granted under equity compensations plans	3,904,383
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	4,972,809

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

5. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Research and development costs	$1,418,923	$728,528
Other	337,377	472,495

	$1,756,300	$1,201,023

6. Income Taxes

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards of approximately $107.4 million and $86.9 million respectively, state net economic loss carryforwards of approximately $81.4 million and $80.7 million respectively, and research and development credit carryforwards of approximately $8.8 million and $7.4 million respectively. The federal and state loss carryforwards begin to expire in 2013 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $7.0 million, $1.1 million was allocable to excess stock option deductions and the balance of $5.9 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2006	2005
	($ in thousands)
Deferred tax assets:
Net operating loss carryforwards	$41,277	$34,260
Research and development credits	8,769	7,414
Revenue recognition	1,005	2,983
Equity compensation and other	1,767	1,157

Total deferred tax assets	52,818	45,814
Valuation allowance	(52,818)	(45,814)

Net deferred tax asset	$—	$—

The actual income tax expense for the years ended December 31, 2006, 2005 and 2004, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	2006	2005	2004
	($ in thousands)
(Loss) income before income tax	$(19,310)	$1,959	$(5,260)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	(6,758)	686	(1,841)
State tax provision	771	88	(210)

Increase (decrease) in income tax expense resulting from:
Research and development credits	(602)	(432)	(1,326)
Non-deductible expenses and other	680	(628)	844
Change in valuation allowance	5,909	286	2,533

Tax expense	$—	$—	$—

7. Equity Compensation Plans

On November 20, 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options for up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”) which authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. In May 2004 an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. Those restricted stock units are not reflected as stock options in the charts below. In 2004, the Board of Directors adopted and the stockholders approved an amendment to and restatement of the Plan which provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares.

A summary of the Company’s stock option activity, and related information is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1996	88,562	$0.19
Options granted	470,127	0.19
Forfeited	(10,118)	0.19

Balance at December 31, 1997	548,571	0.19
Options granted	194,593	0.33
Exercised	(29,977)	0.19
Forfeited	(104,923)	0.19

Balance at December 31, 1998	608,264	0.23
Options granted	612,221	1.12
Exercised	(3,373)	0.19
Forfeited	(105,222)	0.88

Balance at December 31, 1999	1,111,890	0.66
Options granted	486,762	2.87
Exercised	(208,334)	0.36
Forfeited	(6,745)	1.48

Balance at December 31, 2000	1,383,573	1.49
Options granted	808,591	9.45
Exercised	(187,837)	0.58
Forfeited	(8,545)	2.48

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2001	1,995,782	4.79
Options granted	697,453	5.08
Exercised	(158,987)	1.41
Forfeited	(105,452)	7.18

Balance at December 31, 2002	2,428,796	4.99
Options granted	954,792	7.01
Exercised	(345,162)	2.27
Forfeited	(395,124)	4.71

Balance at December 31, 2003	2,643,302	6.11
Options granted	974,875	9.51
Exercised	(360,542)	3.72
Forfeited	(217,351)	6.49

Balance at December 31, 2004	3,040,284	7.46
Options granted	1,294,291	7.24
Exercised	(286,795)	3.86
Forfeited	(286,788)	8.98

Balance at December 31, 2005	3,760,992	7.59
Options granted	966,023	10.98
Exercised	(445,610)	5.43
Forfeited	(475,157)	9.93

Balance at December 31, 2006	3,806,248	$8.35

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the year ended December 31, 2006 includes the following stock-based compensation expense:

Year Ended December 31, 2006
Research and development	$1,760,153
General and administrative	3,740,326

Total expenses	(5,500,479)
Tax benefit	—

Net expenses	$(5,500,479)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.79 years was $9.2 million at December 31, 2006.

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

In May 2004 an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. The restricted stock unit award vested in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007 and is payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. As of December 31, 2006, due to forfeitures resulting from employee terminations, options to purchase an aggregate of 375,251 shares of common stock remain outstanding under the Trexima incentive program. Each performance-based option vests in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the year ended December 31, 2006 are shown in the following table:

Year ended December 31, 2006
Expected volatility	76.0 – 90.3%
Expected dividends	0%
Expected terms	6.25 Years
Risk-free interest rate	4.3 – 5.1%

The expected volatility rate is currently estimated based on an equal weighting of the historical volatility of POZEN common stock over a six year period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2006 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	3,317	$7.67
Granted	966	10.48
Exercised	445	5.43
Forfeited or expired	407	10.41

Outstanding at December 31, 2006	3,431	8.39	6.9	$29,156

Exercisable at December 31, 2006	1,660	$7.57	5.6	$15,645

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the twelve month period ended December 31, 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $3.2 million.

Restricted Stock

As of December 31, 2006, there was no unrecognized compensation expense related to unvested restricted stock units under the May 2004 award of 98,135 restricted stock units granted to our chief executive officer described above. The grant-date fair value of these restricted stock units was $12.24 per share. There were 32,712 unvested restricted stock units outstanding at December 31, 2006, which vested on January 1, 2007. No time-based restricted stock was granted nor forfeited and 32,712 restricted stock units vested, with a fair value of $0.2 million, during the year ended December 31, 2006.

Performance-Based Awards

The fair value of each performance-based option granted under the Trexima incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards in the year ended December 31, 2006, were the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is ultimately recognized and any previously recognized compensation cost is reversed. Under the Trexima incentive program, 25% of each option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007 (the “25% portion”). Since the Company believes it is unlikely that this performance goal will be met, no compensation cost is being recognized for the 25% portion of the Trexima incentive program and any previously recognized compensation cost, related to this portion of the awards, has been reversed in the fourth quarter of 2006.

As of December 31, 2006, there was $0.2 million in unrecognized compensation expense related to performance-based awards granted under the Trexima incentive program. That cost is expected to be recognized over the period ending September 30, 2007. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 unvested performance-based options outstanding at December 31, 2006. No performance-based awards were granted nor exercised during the year ended December 31, 2006; 68,160 awards were forfeited during the year ended December 31, 2006. At December 31, 2006 the performance-based options had an intrinsic value of $2.8 million and a remaining contractual life of 8.0 years.

2005 and 2004 Stock-Based Compensation

The following table illustrates the effect on net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004, if the Company had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Year Ended December 31,
	2005	2004
Net income (loss) attributed to common stockholders as reported	$1,958,610	$(5,260,472)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	961,309	400,388
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(5,690,861)	(4,306,553)

Pro forma net loss attributed to common stockholders	$(2,770,942)	$(9,166,637)

Earnings per share
Basic net income (loss) per common share as reported	$0.07	$(0.18)
Basic net income (loss) per common share pro forma	$(0.10)	$(0.32)
Diluted net income (loss) per common share as reported	$0.07	$(0.18)
Diluted net income (loss) per common share pro forma	$(0.09)	$(0.32)
Weighted average shares used in computing basic net income (loss) per common share	28,939,302	28,748,540

Weighted average shares used in computing diluted net income (loss) per common share	29,623,207	28,748,540

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate range	3.36%-4.46%	3.73%-4.32%
Expected life	5.4 years	7.4 years
Expected volatility	76-98%	98-102%

The options outstanding and exercisable at December 31, 2005 and 2004 were as follows:

December 31, 2005
Options Outstanding			Weighted-Average
Exercise Price	Number Outstanding	Vested Options	Exercise Price	Remaining Contractual Life (In Years)
$ 0.19-$ 3.74	227,432	227,432	$1.14	2.8
$ 4.25-$ 8.88	2,349,738	779,511	$6.45	7.7
$ 9.01-$11.84	899,248	286,844	$10.29	8.0
$12.00-$17.45	284,574	226,824	$13.50	6.1

	3,760,992	1,520,611	$7.59	7.4

December 31, 2004
Options Outstanding			Weighted-Average
Exercise Price	Number Outstanding	Vested Options	Exercise Price	Remaining Contractual Life (In Years)
$ 0.19-$ 3.74	294,882	294,882	$0.99	3.6
$ 4.25-$ 8.88	1,333,754	631,194	$5.41	7.4
$ 9.01-$11.84	1,206,009	125,000	$10.02	8.9
$12.00-$17.45	303,774	171,568	$13.47	7.1

	3,138,419	1,222,664	$7.55	7.6

8. Leases

The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $368,000, $358,000, $354,000, and $2,183,000 for the fiscal years ended December 31, 2006, 2005, and 2004 and for the period September 25, 1996 (inception) through December

31, 2006, respectively. The following is a schedule of future minimum lease payments for operating leases at December 31, 2006:

($ in thousands)
2007	$393
2008	402
2009	410
2010 and thereafter	69

$1,274

9. Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. For the year ended December 31, 2000, the Company did not make any contribution to the Plan. During the years ended December 31, 2006, 2005, and 2004, and for the period September 25, 1996 (inception) through December 31, 2006, the Company made contributions of $216,641, $217,291, $185,132, and $953,760, respectively, to the Plan.

10. Summary of Operations by Quarters (Unaudited)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,237,000	$886,800	$3,424,819	$6,968,153
Operating expenses	9,140,648	9,738,009	7,938,152	8,363,956
Net (loss) income	(6,444,791)	(8,420,773)	(4,066,206)	(378,050)
Net (loss) income per share of common stock Basic	$(0.22)	$(0.29)	$(0.14)	$(0.01)

Net (loss) income per share of common stock Diluted	$(0.22)	$(0.29)	$(0.14)	$(0.01)

Number of shares used in per share calculation Basic	29,114,570	29,164,333	29,240,696	29,379,197
Number of shares used in per share calculation Diluted	29,114,570	29,164,333	29,240,696	29,379,197

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,052,490	$1,958,885	$2,399,000	$22,236,999
Operating expenses	7,724,371	6,332,099	7,374,081	6,523,923
Net income (loss)	(5,400,208)	(4,087,683)	(4,685,778)	16,132,279
Net income (loss) per share of common stock Basic	$(0.19)	$(0.14)	$(0.16)	$0.56

Net income (loss) per share of common stock Diluted	$(0.19)	$(0.14)	$(0.16)	$0.54

Number of shares used in per share calculation Basic	28,912,721	28,915,511	28,929,503	28,999,471
Number of shares used in per share calculation Diluted	28,912,721	28,915,511	28,929,503	30,042,801

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.*

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	2000 Equity Compensation Plan of the Registrant, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.4	Form of incentive stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.5	Form of nonqualified stock option agreement under Registrant’s 2000 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.6	Supply Agreement dated January 17, 2001 by and between the Registrant and DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2001). †

10.7	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.8	Executive Employment Agreement with Kristina M. Adomonis dated July 25, 2001 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.10	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.11	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.12	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.13	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.14	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.15	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.16	Summary of Non-Employee Director Compensation.** ***

Exhibit No.	Description
10.17	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.18	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.19	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.20	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.21	Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.22	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.23	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.24	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

10.25	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarter Report on From 10-Qfiled November 3, 2006).†

10.26	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN Inc. and AstraZeneca AM (filed as 10.2 to the Registrant’s Quarter Report on From 10-Qfiled November 3, 2006).†

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.