Form 10-Q
period 2007-03-31
POZEN INC /NC
filed 2007-05-03
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 29,486,316.

POZEN Inc.

(A Development Stage Company)

FORM 10-Q

For the Three Months Ended March 31, 2007

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,233,022	$26,296,884
Short-term investments	26,950,846	36,285,102
Accounts receivable	3,955,004	3,267,153
Prepaid expenses and other current assets	715,652	1,108,506

Total current assets	62,854,524	66,957,645
Property and equipment, net of accumulated depreciation	170,213	183,468

Total assets	$63,024,737	$67,141,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345,426	$965,563
Accrued compensation	523,754	1,434,591
Accrued expenses	2,375,649	1,756,300
Deferred revenue	14,169,200	14,870,200

Total current liabilities	18,414,029	19,026,654
Long-term liabilities:
Deferred revenue	21,000,000	24,000,000

Total liabilities	39,414,029	43,026,654
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,485,316, and 29,447,913 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29,485	29,448
Additional paid-in capital	157,503,384	155,920,068
Accumulated other comprehensive loss	(1,556)	(4,092)
Deficit accumulated during the development stage	(133,920,605)	(131,830,965)

Total stockholders’ equity	23,610,708	24,114,459

Total liabilities and stockholders’ equity	$63,024,737	$67,141,113

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	March 31, 2007	March 31, 2006	Period From Inception (September 26, 1996) Through March 31, 2007
Revenue	$7,656,004	$2,237,000	$76,625,058
Operating expenses:
General and administrative	3,230,539	3,652,470	66,125,540
Research and development	7,304,418	5,488,178	155,672,333

Total operating expenses	10,534,957	9,140,648	221,797,873

Interest and other income	789,313	458,857	12,186,688

Net loss	(2,089,640)	(6,444,791)	(132,986,127)
Non-cash preferred stock charge	—	—	(27,617,105)
Preferred stock dividends	—	—	(934,478)

Net loss attributable to common stockholders	$(2,089,640)	$(6,444,791)	$(161,537,710)

Basic net loss per common share	$(0.07)	$(0.22)

Shares used in computing basic net loss per common share	29,469,392	29,114,570

Diluted net loss per common share	$(0.07)	$(0.22)

Shares used in computing diluted net loss per common share	29,469,392	29,114,570

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from September 26, 1996 (inception) through March 31, 2007
	2007	2006
Operating activities
Net loss	$(2,089,640)	$(6,444,791)	$(132,986,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,745	24,660	962,543
Write-down of impaired assets	—	—	155,576
Bond amortization income	(478,330)	(244,895)	(2,121,559)
Noncash compensation expense	1,458,767	1,920,467	19,196,223
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(687,851)	—	(3,955,004)
Prepaid expenses and other current assets	392,854	61,759	(715,652)
Accounts payable and accrued expenses	88,375	(405,866)	4,244,829
Deferred revenue	(3,701,000)	(2,237,000)	35,169,200

Net cash used in operating activities	(4,992,080)	(7,325,666)	(79,599,971)
Investment activities
Purchase of equipment	(11,490)	(12,791)	(1,288,332)
Purchase of investments	(18,193,878)	(13,406,002)	(119,339,844)
Sale of investments	28,009,000	7,600,000	94,509,000

Net cash provided by (used in) investing activities	9,803,632	(5,818,793)	(26,119,176)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	124,586	838,665	84,458,304
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	124,586	838,665	136,952,169

Net increase (decrease) in cash and cash equivalents	4,936,138	(12,305,794)	31,233,022
Cash and cash equivalents at beginning of period	26,296,884	27,467,789	—

Cash and cash equivalents at end of period	$31,233,022	$15,161,995	$31,233,022

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Development Stage Company

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts primarily on the development or regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States (U.S.). In 2005, the United Kingdom’s (UK) Medicines and Healthcare Products Regulatory Agency (MHRA) issued a marketing authorization for the Company’s product candidate MT 100 for the acute treatment of migraine in the UK.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of March 31, 2007, the Company had $31.2 million in cash and cash equivalents and $27.0 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca AB. The Company’s expenses might increase additionally in 2007 and 2008 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company is currently experiencing related to the approvable letter the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 related to the Company’s New Drug Application (NDA) for Trexima, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K, filed on March 8, 2007. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Revenue Recognition—The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•

The September 2006 $40.0 million licensing fee received from AstraZeneca AB (AstraZeneca) related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and will be amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $3.0 million of revenue from the amortization of the AstraZenca licensing fee for the period ended March 31, 2007.

•

The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Trexima NDA which was earlier than anticipated. Although the amortization rate in the first quarter of 2005 would have resulted in 2005 revenue recognition of $7.2 million, the third quarter change in the amortization period resulted in a $0.7 million increase in the full-year amortization and 2005 revenue recognition of $7.9 million. During the second quarter of 2006 the remaining amortization period of 6 months was increased to 15 months based upon the June 2006 receipt of an approvable letter from the FDA related to the Trexima NDA and an estimated extension of 9 months, which represents what the Company believed to be the conclusion of any obligation on its part under the agreement. During the fourth quarter of 2006 the remaining amortization period of 9 months was increased to 11 months based upon the December 2006 receipt of a notice from the FDA that it had completed its initial review of POZEN’s response to the approvable letter related to the Trexima NDA and had requested additional analyses and supporting information relating to submitted data. Although the amortization rate in the first quarter of 2006 would have resulted in 2006 revenue recognition of $6.4 million, the second and fourth quarter changes in the amortization period resulted in 2006 revenue recognition of $4.5 million. As a result of the 2006 changes in the estimated amortization period, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments has been deferred to 2007. We recognized $0.7 million of revenue from the amortization of GSK milestone payments for the period ended March 31, 2007.

•

The September 2003 $1.0 million licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (Valeant NA), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006.

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreement with AstraZeneca, the Company will recognize as revenue the direct costs and certain personnel-related expenses incurred in performing additional development activities described within the AstraZeneca agreement. We recognized $3.9 million of revenue for development activities performed pursuant to the AstraZeneca agreement for the period ended March 31, 2007.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month periods ended March 31, 2007 and March 31, 2006, the Company had $0.5 million and $0.2 million, respectively, of bond amortization included in other income for the period.

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $1,556 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2007 and $20,244 for the same period of 2006.

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,089,640)	$(6,444,791)
Unrealized loss on marketable securities	(1,556)	(20,244)

Total comprehensive loss	$(2,091,196)	$(6,465,035)

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

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance or market conditions. Additionally, performance condition accounting is based on a probability assessment of achieving the performance condition.

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three months ended March 31, 2007 and March 31, 2006 includes the following stock-based compensation expense:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Research and development	$484,137	$733,000
General and administrative	974,630	1,187,400

Operating expense	(1,458,767)	(1,920,400)
Tax benefit	—	—

Net expense	$(1,458,767)	$(1,920,400)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.19 years was $13.9 million at March 31, 2007 and, over an estimated weighted-average amortization period of 2.46 years was $14.3 million at March 31, 2006. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2007 was $4.3 million at March 31, 2007 and was $5.0 million at March 31, 2006 for the remaining period ending December 31, 2006. The stock-based compensation expense for the three months ended March 31, 2006 included a one-time adjustment of $308,000 resulting from the performance-based option expensing method conversion to SFAS No. 123(R) for the options granted under the Trexima incentive program.

Stock Plans

On November 20, 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options for the purchase of up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. In 2004, the Board of Directors adopted and the stockholders approved an amendment to and restatement of the Plan. The amendment to the Plan provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. In April 2007, the Board of Directors approved, subject to stockholder approval at the 2007 annual meeting, a further amendment and restatement of the Plan, including an increase of 1,000,000 in the number of shares of common stock authorized for issuance under the Plan.

In May 2004 and February 2007 awards of 98,135 and 6,200 restricted stock units, respectively, were made to the Company’s chief executive officer under the Plan. The May 2004 award of 98,135 restricted stock units were fully vested at March 31, 2007. The February 2007 award of 6,200 restricted stock units vest in four equal amounts on January 1st of the four calendar years subsequent to the respective grant date of the awards. Both the May 2004 and February 2007 awards are payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control. The vesting of 25% of the 6,200 restricted stock unit awarded in February 2007 is contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. As of March 31, 2007, due to forfeitures resulting from employee terminations, options to purchase an aggregate of 375,251 shares of common stock remain outstanding under the Trexima incentive program. Each performance-based option vests in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2007 and 2006 are shown in the following tables:

	Three months ended March 31, 2007	Three months ended March 31, 2006
(In thousands)
Expected volatility	89.0 – 89.7%	76.0 – 77.8%
Expected dividends	0%	0%
Expected terms	6.25 Years	6.25 Years
Risk-free interest rate	4.6 – 4.9%	4.3 – 4.5%

The expected volatility rates were estimated based on an equal weighting of the historical volatility of POZEN common stock over the preceding six-year period. The expected terms were estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rates for periods within the contractual life of the option were based on seven year U.S. Treasury securities. The pre-vesting forfeiture rates used for the three months ended March 31, 2007 and 2006 were based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of March 31, 2007, and changes during the three months ended March 31, 2007, is as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2007	3,416	$8.50
Granted	572	16.86
Exercised	37	3.33
Forfeited or expired	—	—

Outstanding at March 31, 2007	3,951	7.22	7.2	$20,973

Exercisable at March 31, 2007	2,145	$7.91	5.9	$14,696

The vesting of 46,135 time-based stock awards granted in the three months ended March 31, 2007 are contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007.

A summary of the time-based stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, was as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2006	3,317	$7.67
Granted	826	10.91
Exercised	157	5.34
Forfeited or expired	49	9.28

Outstanding at March 31, 2006	3,937	8.42	7.6	$32,663

Exercisable at March 31, 2006	1,927	$7.38	6.2	$17,968

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2007 and 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $0.5 million and $1.8 million, respectively.

Restricted Stock and Restricted Stock Units

As of March 31, 2007, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock units under the February 2007 award of 6,200 restricted stock units granted to our chief executive officer described above and no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. The grant-date per-share fair value of the February 2007 and May 2004 restricted stock units were $16.89 and $12.24, respectively. There were 6,200 unvested restricted stock units outstanding at March 31, 2007. A total of 6,200 time-based restricted stock units were granted of which 1, 550 were contingent upon the Company’s receiving FDA approval of the Trexima NDA on or before December 31, 2007. None were forfeited and 32,712 restricted stock units vested during the three months ended March 31, 2007.

Performance-Based Awards

The fair value of each performance-based option granted under the Plan, including those granted under the Trexima incentive program, was estimated as of the option grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards for the three months ended March 31, 2007, were the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is ultimately recognized and any previously recognized compensation cost is reversed. Under the Trexima incentive program, 25% of each option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur prior to June 30, 2007 (the “25% portion”). Since the Company believes it is unlikely that this performance goal will be met, no compensation cost is being recognized for the 25% portion of the Trexima incentive program and previously recognized compensation cost, related to this portion of the awards, was reversed in the fourth quarter of 2006.

As of March 31, 2007 and 2006, there were $0.1 million and $0.7 million, respectively, in unrecognized compensation expense related to performance-based awards granted under the Trexima incentive program. The March 31, 2007 amount is expected to be recognized over the period ending September 30, 2007, while the March 31, 2006 cost was expected to be recognized over the period ending September 30, 2006. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 and 438,135 unvested performance-based options outstanding at March 31, 2007 and 2006, respectively. No performance-based awards were granted nor exercised during the three months ended March 31, 2007 and 2006; no awards were forfeited during the three months ended March 31, 2007 and 68,160 awards were forfeited during the three months ended March 31, 2006. At March 31, 2007 the performance-based options had an intrinsic value of $2.2 million and a remaining contractual life of 7.8 years, while at March 31, 2006 the performance-based options had an intrinsic value of $4.2 million and a remaining contractual life of 8.8 years.

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

Rights Plan/Series A Junior Participating Preferred Stock—In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determines that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors.

New Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The January 1, 2007 adoption of FIN 48 did not have a material effect on the Company’s financial statements.

Contingencies—Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities against the Company and certain of its current and former officers, in the U.S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. Lead plaintiffs have been appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On January 27, 2005, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was denied on August 30, 2005, and the case is now in discovery phase. On March 27, 2006, a motion for class certification was filed. The court granted the motion and certified the case as a class action on February 28,2007. Pretrial discovery is now underway. The Company believes that the allegations in this action are without merit and intends to continue defending this case vigorously.

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

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on March 8, 2007.

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

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners; and

•	licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

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

We are currently developing TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Trexima, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. The FDA has notified us that it has accepted the amended response as a Class II review (six months), which could result in a new decision date of August 1, 2007.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of March 31, 2007, our accumulated deficit was approximately $133.9 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 70% of our total operating expenses. For the quarter ended March 31, 2007, our research and development expenses represented approximately 69% of our total operating expenses.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue there from. We will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and currently plan to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the three month period ended March 31, 2006 were $1.6 million. Other research and development department costs for the three month period ended March 31, 2007 were $0.1 million.

Trexima

In June 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Trexima, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. The FDA has notified us that it has accepted the amended response as a Class II review (six months), which could result in a new decision date of August 1, 2007.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Trexima. While the FDA has accepted our amended response to the approvable letter, and we believe we have submitted adequate data to address the FDA’s concerns regarding the safety of Trexima, there are no guarantees that the FDA will find the submission to be satisfactory, that the FDA will approve the NDA, that additional testing will not be required prior to approval, or that additional warnings will not be required on the product labeling. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining approval.

We incurred $0.1 million in direct development costs associated with the development of MT 400/Trexima for the three-month period ended March 31, 2007 and we have incurred $24.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. To date, we have conducted studies with two PN product formulations in this program—PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our future development and commercialization efforts under the PN program will be covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006. Under our agreement with AstraZeneca, we and AstraZeneca will co-develop and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007 we filed an IND with the FDA for PN 400 and in April 2007 the initial Phase 1 study was initiated.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to enteric coated naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial is the cumulative incidence of gastric ulcers over six months of treatment. Because we will not have final results until the fourth quarter of 2007, we will review the interim results of this trial in the third quarter prior to commencing Phase 3 studies of PN 400. If we and AstraZeneca are satisfied that the PN 200 trial will be successful based on our assessment of the preliminary data, and we have successfully completed a cross-over gastric pH-based dose ranging study for PN 400 to be initiated in the second quarter of 2007, we will begin our Phase 3 program for PN 400 as soon as clinical trial material is manufactured and ready for use. Absent any additional requirements imposed by the FDA prior to the commencement of the Phase 3 program, we currently expect to commence Phase 3 trials for PN 400 in the third quarter of 2007.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed, based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will likely need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the United States, including interactions with regulatory agencies.

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

We incurred direct development costs associated with the development of our PN program of $3.7 million for the three-month period ended March 31, 2007 and we have incurred $21.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PA Program

As part of our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to have fewer gastrointestinal complications compared to an aspirin taken alone, in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are not covered under the AstraZeneca agreement, and we have retained all rights to this program.

Our initial PA product candidate, PA 325, is currently in formulation and early-stage clinical development. We completed a Phase I proof of concept study of PA 325 in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5 percent of the enteric coated aspirin group had this level of gastrointestinal damage. Furthermore, no ulcers were seen in the PA group, while 20 percent of subjects in the enteric coated aspirin 325mg group developed a gastric ulcer during the study. This difference was also statistically significant. We recently completed the dosing phase of a second proof of concept study with PA 325 as compared to 81 mg of enteric coated aspirin. We expect that database lock and analysis of the results will be completed during the second quarter of 2007.

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

We incurred direct development costs associated with the development of our PA program of $1.5 million during the three-month period March 31, 2007, and we have incurred $3.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Injectable Formulation—We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, we currently do not intend to pursue the migraine indication.

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

We incurred direct development costs associated with the development of our lornoxicam program of $17,000 for the three-month period ended March 31, 2007, and we have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred direct development costs associated with the development of MT 100 of $19,000 for the three-month period ended March 31, 2007, and we have incurred $39.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We incurred direct development costs associated with the development of MT 300 of $12,000 for the three-month period ended March 31, 2007, and we have incurred $14.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net loss per share: Net loss attributable to common stockholders for the quarter ended March 31, 2007 was $(2.1) million or $(0.07) per share as compared to a net loss of $(6.4) million, or $(0.22) per share, for the quarter ended March 31, 2006. The net loss for the quarter ended March 31, 2007 included a $1.5 million or ($0.05) per share charge for non-cash stock-based compensation expense as compared to $1.9 million or ($0.07) per share for the same period of 2006.

Revenue: We recognized $7.7 million of revenue for the quarter ended March 31, 2007 as compared to $2.2 million for the quarter ended March 31, 2006. The increase in revenue was primarily due to a $1.6 million increase in the amortization of upfront payments we received and a $3.9 million increase in other revenue from development activities we completed in the period pursuant to our development and commercialization agreements with AstraZeneca and GSK. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in product development or related activities are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $35.2 million remains in deferred revenue at March 31, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $1.8 million to $7.3 million for the quarter ended March 31, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for PN and PA program activities, partially offset by a decrease in direct development costs for the lornoxicam program, as compared to the same period of 2006. Direct development costs for the PN program increased by $2.2 million to $3.7 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the AstraZeneca agreement during the first quarter of 2007, as compared to the same period of 2006. Direct development costs for the PA program increased to $1.5 million during the first quarter of 2007, as compared to the same period of 2006. Direct development costs for the lornoxicam program decreased by $1.9 million primarily due to Phase I/II clinical trial activities during the first quarter of 2006 as compared to the same period of 2007. Other direct development costs and departmental expenses decreased by $0.1 million as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by $0.4 million to $3.2 million for the first quarter of 2007, as compared to the same period of 2006. The decrease was due primarily to a $0.2 million decrease in non-cash compensation charge for stock option expense and a decrease in public company legal expenses as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.3 and $0.2 million for the quarters ended March 31, 2007 and 2006, respectively. Investment income from bond amortization for the period ended March 31, 2007 totaled $0.5 million as compared to $0.2 million during the same period of 2006.

Income Taxes

We estimate an effective tax rate of 0% for the year ended December 31, 2007 based upon financial results and annual forecasts available at March 31, 2007. Our effective tax rate was 0% for the three month period ended March 31, 2007. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2003. We do however have loss carryforwards generated from 1996 through 2002 that are subject to change.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. We have no material unrecognized tax benefits as of the date of adoption.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of the date of adoption, no interest and penalties have been accrued.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $102.5 million from upfront and milestone payments from our collaborators. Additionally, since August 2006, we have received $4.8 million for development activities pursuant to the terms of our agreement with AstraZeneca. At March 31, 2007, cash and cash equivalents, along with short-term investments, totaled $58.2 million, a decrease of $4.4 million compared to December 31, 2006. The decrease in cash was primarily due to operating expenses for the period offset in part by cash receipts for development activities received from AstraZeneca pursuant to our PN collaboration agreement. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

We received $3.3 million in operating cash during the quarter ended March 31, 2007 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet includes $4.0 million in accounts receivable for invoiced development activities under the terms of the AstraZeneca agreement. Cash received from financing activities during the period totaled $0.1 million, reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash used in operating activities totaled $8.5 million for the quarter ended March 31, 2007. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash used in operating activities was $28.8 million for the fiscal year ended December 31, 2006 and $27.4 million for the fiscal year ended December 31, 2005. Net cash provided by investing activities during the quarter ended March 31, 2007 totaled $9.8 million, reflecting investing activities associated with the sale of short-term securities. These holdings were reinvested in securities with maturities of three months or less and are classified on our balance sheet as cash and cash equivalents.

As of March 31, 2007, we had $31.2 million in cash and cash equivalents and $27.0 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

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

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleges, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. On January 27, 2005, we filed a motion to dismiss the amended complaint. On August 30, 2005, our motion to dismiss was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. The court granted the motion and certified the case as a class action on February 28,2007. Pretrial discovery is now underway.

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

We have incurred significant losses since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $133.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for MT 100, which has been approved for sale in the UK, none of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, in June 2006, we received an approvable letter relating to our NDA for Trexima in which the FDA requested additional safety information on Trexima, thereby delaying regulatory approval, and any subsequent commercial sales, if at all. We also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized . Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA has requested additional safety information on Trexima in the approvable letter we received in June 2006 relating to our NDA for Trexima, which required conduct of additional studies. We submitted a full response to the FDA’s approvable letter in November 2006, but were told by the FDA that it was not a complete submission and that additional analyses and supporting information relating to the new data were required. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. While the FDA has accepted our amended response to the approvable letter for review, there is no guarantee that the FDA will approve the NDA based on the additional information and study results contained in our amended response, or at all, that additional testing will not be required prior to approval, or that additional warnings will not be required on the product labeling. Further, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 in the U.S.

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

Four purported class action lawsuits claiming violations of securities laws were filed between June 4 and July 28, 2004 in the U.S. District Court for the Middle District of North Carolina by holders of our securities against us and certain of our current and former officers. These actions have been consolidated for pre-trial purposes. A fifth case filed on August 6, 2004 has also been consolidated with those actions for pre-trial purposes. By order dated November 4, 2004, the court appointed a lead plaintiff, who filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint are POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleges that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of our stock between October 4, 2002 and May 28, 2004. In January 2005, we moved to dismiss the amended complaint. On August 30, 2005, our motion to dismiss the complaint was denied and the case is now in the discovery phase. On March 27, 2006, a motion for class certification was filed. The court granted the motion and certified the case as a class action on February 28, 2007. Pretrial discovery is now underway.

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

Our operating expenses for the year ended December 31, 2006 totaled $35.2 million, including non-cash compensation expense of $5.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2004 through 2006, our average annual operating expenses (including average non-cash deferred compensation of $2.4 million) were $30.7 million. We are currently in discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2007 year. During the first quarter of 2007 we estimated operating expenses for the 2007 fiscal year to be between $50.0 million and $55.0 million, including $6.4 million of non-cash compensation expenses, related to stock options and other stock-based awards, resulting from our adoption of SFAS 123(R) on January 1, 2006. Increased operating expenses, under that estimate, were expected to be partially offset by revenue of between $14.0 million and $18.0 million for work performed under the AstraZeneca agreement. As of March 31, 2007, we had an aggregate of $58.2 million in cash and cash equivalents and short-term investments. If our operating expenses for 2007 and 2008 remain at the level of our operating expenses in 2006, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase in 2007 and 2008 beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through March 31, 2007, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 34% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our chief executive officer and one of our directors may sell up to an aggregate of 1,010,000 shares pursuant to Rule 10b5-1 trading plans. Sales under those plans began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 6.	Exhibits

Exhibit Number	Description
10.1	Contingent Annual Bonus Agreement with John R. Plachetka executed February 14, 2007.

10.2	Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated.

10.3	Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated.

10.4	Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007.

10.5	Contingent Annual Bonus Agreement with Marshall R. Reese executed January 8, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

May 3, 2007	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 3, 2007	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 3, 2007	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Contingent Annual Bonus Agreement with John R. Plachetka executed February 14, 2007.

10.2*	Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated.

10.3*	Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated.

10.4*	Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007.

10.5*	Contingent Annual Bonus Agreement with Marshall R. Reese executed January 8, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.