Form 10-Q
period 2007-06-30
POZEN INC /NC
filed 2007-08-07
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2007 was 29,697,184.

Index

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets as of June 30, 2007 and December 31, 2006	1
	Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and Period From Inception (September 26, 1996) Through June 30, 2007	2
	Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and Period From Inception (September 26, 1996) Through June 30, 2007	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	38
Signature and Certifications		39
Exhibit Page		40

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,339,455	$26,296,884
Short-term investments	36,384,328	36,285,102
Accounts receivable	8,030,914	3,267,153
Prepaid expenses and other current assets	555,359	1,108,506

Total current assets	62,310,056	66,957,645
Property and equipment, net of accumulated depreciation	153,240	183,468

Total assets	$62,463,296	$67,141,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,762,520	$965,563
Accrued compensation	1,029,167	1,434,591
Accrued expenses	4,487,115	1,756,300
Deferred revenue	13,468,200	14,870,200

Total current liabilities	21,747,002	19,026,654
Long-term liabilities:
Deferred revenue	18,000,000	24,000,000

Total liabilities	39,747,002	43,026,654
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,683,552, and 29,447,913 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29,684	29,448
Additional paid-in capital	160,458,551	155,920,068
Accumulated other comprehensive loss	(4,261)	(4,092)
Deficit accumulated during the development stage	(137,767,680)	(131,830,965)

Total stockholders’ equity	22,716,294	24,114,459

Total liabilities and stockholders’ equity	$62,463,296	$67,141,113

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30,
	2007	2006	2007	2006	2007

Revenue	$11,934,383	$886,800	$19,590,387	$3,123,800	$88,559,441
Operating expenses:
General and administrative	2,924,565	3,078,544	6,155,104	6,731,014	69,050,105
Research and development	13,603,599	6,659,465	20,908,017	12,147,643	169,275,932
Total operating expenses	16,528,164	9,738,009	27,063,121	18,878,657	238,326,037
Other income:
Interest and other income	746,706	430,436	1,536,019	889,293	12,933,394
Net loss	(3,847,075)	(8,420,773)	(5,936,715)	(14,865,564)	(136,833,202)
Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478
Net loss attributable to common stockholders	$(3,847,075)	$(8,420,773)	$(5,936,715)	$(14,865,564)	$(165,384,785)
Basic net loss per common share	$(0.13)	$(0.29)	$(0.20)	$(0.51)

Shares used in computing basic net loss per common share	29,502,372	29,164,333	29,485,882	29,139,452

Diluted net loss per common share	$(0.13)	$(0.29)	$(0.20)	$(0.51)

Shares used in computing diluted net loss per common share	29,502,372	29,164,333	29,485,882	29,139,452

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from September 26, 1996 (inception) through June 30, 2007

	2007	2006
Operating activities
Net loss	$(5,936,715)	$(14,865,564)	$(136,833,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,579	53,570	984,377
Write-down of impaired assets	—	—	155,576
Bond amortization income	(895,242)	(508,772)	(2,538,471)
Noncash compensation expense	2,681,825	3,268,149	20,419,281
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(4,763,761)	—	(8,030,914)
Prepaid expenses and other current assets	553,147	316,787	(555,359)
Accounts payable and accrued expenses	3,955,682	(459,556)	8,112,136
Deferred revenue	(7,402,000)	(3,123,800)	31,468,200

Net cash used in operating activities	(11,760,485)	(15,319,186)	(86,368,376)
Investment activities
Purchase of equipment	(16,351)	(39,357)	(1,293,192)
Purchase of investments	(37,153,528)	(18,281,452)	(138,299,494)
Sale of investments	37,949,375	18,600,000	104,449,375

Net cash provided by (used in) investing activities	779,496	279,191	(35,143,311)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	2,023,560	875,799	86,357,277
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	2,023,560	875,799	138,851,142

Net (decrease) increase in cash and cash equivalents	(8,957,429)	(14,164,195)	17,339,455
Cash and cash equivalents at beginning of period	26,296,884	27,467,789	—

Cash and cash equivalents at end of period	$17,339,455	$13,303,594	$17,339,455

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

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

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of June 30, 2007, the Company had $17.3 million in cash and cash equivalents and $36.4 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008  provided that certain development expenses are paid by AstraZeneca, as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca AB. The Company’s expenses might increase additionally in 2007 and 2008 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the delay the Company is experiencing related to the approvable letters the Company received from the FDA in June 2006 and in August 2007 in connection with to the Company’s New Drug Application (NDA) for Trexima, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Revenue Recognition— The Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on future product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

Index

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB (AstraZeneca) related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and is being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $3.0 million and $6.0 million of revenue from the amortization of the AstraZeneca licensing fee for the three and six month period ended June 30, 2007, respectively.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Trexima NDA which was earlier than anticipated. Although the amortization rate in the first quarter of 2005 would have resulted in 2005 revenue recognition of $7.2 million, the third quarter change in the amortization period resulted in a $0.7 million increase in the full-year amortization and 2005 revenue recognition of $7.9 million. During the second quarter of 2006 the remaining amortization period of 6 months was increased to 15 months based upon the June 2006 receipt of an approvable letter from the FDA related to the Trexima NDA and an estimated extension of 9 months, which represents what the Company believed to be the conclusion of any obligation on its part under the agreement. During the fourth quarter of 2006 the remaining amortization period of 9 months was increased to 11 months based upon the December 2006 receipt of a notice from the FDA that it had completed its initial review of POZEN's response to the approvable letter related to the Trexima NDA and had requested additional analyses and supporting information relating to submitted data. Although the amortization rate in the first quarter of 2006 would have resulted in 2006 revenue recognition of $6.4 million, the second and fourth quarter changes in the amortization period resulted in 2006 revenue recognition of $4.5 million. As a result of the 2006 changes in the estimated amortization period, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments has been deferred to 2007. We recognized $0.7 million and $1.4 million of revenue from the amortization of GSK milestone payments for the three and six month period ended June 30, 2007, respectively.

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

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreement with AstraZeneca, the Company will recognize as revenue the direct costs and certain personnel-related expenses incurred in performing additional development activities described within the AstraZeneca agreement. We recognized $3.9 million and $12.2 million of revenue for development activities performed pursuant to the AstraZeneca agreement for the three and six month period ended June 30, 2007, respectively.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three and six month periods ended June 30, 2007, the Company had $0.4 million and $0.9 million, respectively, of bond amortization included in other income for the period. For the three and six month periods ended June 30, 2006, the Company had $0.3 million and $0.5 million, respectively, of bond amortization included in other income for the period.

Index

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $(4,261) of unrealized losses on its investments that are classified on the balance sheet as accumulated other comprehensive income (loss) at June 30, 2007 and $(10,290) for the same period of 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,847,075)	$(8,420,773)	$(5,936,715)	$(14,865,564)
Unrealized gain (loss) on marketable securities	(2,705)	9,934	(4,261)	(10,290)
Total comprehensive loss	$(3,849,780)	$(8,410,839)	$(5,940,976)	$(14,875,854)

Stock-based Compensation— On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

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

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006 includes the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$305,490	$386,900	$789,627	$1,119,800
General and administrative	750,902	960,800	1,725,532	2,148,300
Operating expense	(1,056,392)	(1,347,700)	(2,515,159)	(3,268,100)
Tax benefit	-	-	-	-
Net expense	$(1,056,392)	$(1,347,700)	$(2,515,159)	$(3,268,100)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.90 years was $11.0 million at June 30, 2007 and, over an estimated weighted-average amortization period of 2.2 years was $11.0 million at June 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2007 was $2.6 million at June 30, 2007 and was $3.0 million at June 30, 2006 for the remaining period ending December 31, 2006. The stock-based compensation expense for the six months ended June 30, 2006 included a one-time adjustment of $308,000 resulting from the performance-based option expensing method conversion to SFAS No. 123(R) for the options granted under the Trexima incentive program.

Index

Stock Plans

On November 20, 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options for the purchase of up to 1,605,310 shares of common stock to attract and retain quality employees and to allow such employees to participate in the growth of the Company. In May 2000, the Board of Directors adopted, and in June 2000 the stockholders approved, the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. In 2004, the Board of Directors adopted and the stockholders approved an amendment to and restatement of the Plan. The amendment to the Plan provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. On June 13, 2007, the stockholders approved the amendment and restatement of the Plan to, among other things, increase the number of shares authorized for issuance under the 2000 Plan from 5,500,000 to 6,500,000 shares and continue the various performance criteria for use in establishing specific vesting targets for certain awards under the Plan so as to qualify the compensation attributable to any such awards as performance-based compensation under Section 162(m) of the Internal Revenue Code.

    In May 2004 and February 2007 awards of 98,135 and 6,200 restricted stock units, respectively, were made to the Company’s chief executive officer under the Plan. The May 2004 award of 98,135 restricted stock units were fully vested at March 31, 2007. The February 2007 award of 6,200 restricted stock units vest in four equal amounts on January 1st of the four calendar years subsequent to the respective grant date of the awards. Both the May 2004 and February 2007 awards are payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control. The vesting of 25% of the 6,200 restricted stock unit awarded in February 2007 is contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007. On June 13, 2007 awards of 14,000 restricted stock units were made to the Company’s independent directors. These June 2007 awards vest on the earlier of June 13, 2008 or the date of the Company’s next annual stockholders meeting.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each performance-based option vests in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option was forfeited because receipt of the FDA approval letter for the Trexima NDA did not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the NASDAQ reported market closing price of the common stock on January 3, 2005, the date of grant. As of June 30, 2007, due to the June 30, 2007 forfeiture of 25% of the outstanding options, as described under the terms of the initial grant, and forfeitures resulting from employee terminations, options to purchase an aggregate of 245,560 shares of common stock remain outstanding under the Trexima incentive program.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and six month periods ended June 30, 2007 and 2006 are shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Expected volatility	78.8–79.2%	76.6–80.0%	76.0–79.2%	76.0–80.0%
Expected dividends	0%	0%	0%	0%
Expected terms	6.25 Years	6.25 Years	6.25 Years	6.25 Years
Risk-free interest rate	4.6–4.7%	5.0–5.1%	4.6–5.1%	4.3–5.1%

The expected volatility rates were estimated based on an equal weighting of the historical volatility of POZEN common stock over the preceding six-year period. The expected terms were estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rates for periods within the contractual life of the option were based on seven year U.S. Treasury securities. The pre-vesting forfeiture rates used for the six months ended June 30, 2007 and 2006 were based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

Index

A summary of the time-based stock awards as of June 30, 2007, and changes during the three and six months ended June 30, 2007, is as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2007	3,416	$8.50
Granted	572	16.86
Exercised	37	3.33
Forfeited or expired	-	-
Outstanding at March 31, 2007	3,951	9.76	7.2	$20,973
Exercisable at March 31, 2007	2,145	$7.91	5.9	$14,696
Granted	45	16.77
Exercised	198	9.58
Forfeited or expired	273	12.97
Outstanding at June 30, 2007	3,525	9.61	6.9	$29,841
Exercisable at June 30, 2007	1,956	$7.78	5.6	$20,212

The vesting of 46,135 time-based stock awards granted in the six months ended June 30, 2007 are contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007.

A summary of the time-based stock awards as of June 30, 2006, and changes during the three and six months ended June 30, 2006, was as follows:

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

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six months ended June 30, 2007 and 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $1.6 million and $2.3 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $0.1 million and $0.8 million, respectively.

Index

Restricted Stock and Restricted Stock Units

As of June 30, 2007, there was $0.3 million of unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units and no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. The grant-date per-share fair value of the February 2007 and June 2007 restricted stock units were $16.89 and $16.19, respectively. The grant-date per-share fair value of the May 2004 restricted stock units were $12.24. There were 20,200 unvested restricted stock units outstanding at June 30, 2007. A total of 6,200 time-based restricted stock units were granted of which 1,550 were contingent upon the Company’s receiving FDA approval of the Trexima NDA on or before December 31, 2007. None were forfeited and 32,712 restricted stock units vested during the six months ended June 30, 2007.

Performance-Based Awards

The fair value of each performance-based option granted under the Plan, including those granted under the Trexima incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards for the six months ended June 30, 2007, were the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is ultimately recognized and any previously recognized compensation cost is reversed. Under the Trexima incentive program, 25% of each option grant has been forfeited because receipt of the FDA approval letter for the Trexima NDA did not occur prior to June 30, 2007 (the “25% portion”). Since the Company believed it was unlikely that this performance goal would be met at the end of 2006, no compensation cost was recognized for the 25% portion of the Trexima incentive program and previously recognized compensation cost, related to this portion of the awards, was reversed in the fourth quarter of 2006.

As of June 30, 2007 and 2006, there were $38,000 and $400,000, respectively, in unrecognized compensation expense related to performance-based awards granted under the Trexima incentive program. The June 30, 2007 amount is expected to be recognized over the period ending September 30, 2007. The grant-date fair value of these performance-based options was $3.77 per share. There were 245,560 and 388,593 unvested performance-based options outstanding at June 30, 2007 and 2006, respectively. No performance-based awards were granted nor exercised during the six months ended June 30, 2007 and 2006; 129,691 awards were forfeited during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, 49,542 and 54,818 awards were forfeited. At June 30, 2007 the performance-based options had an intrinsic value of $2.7 million and a remaining contractual life of 7.5 years, while at June 30, 2006 the performance-based options had no intrinsic value and a remaining contractual life of 8.5 years.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2006 and 2007. During the six months ended June 30, 2006 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the six months ended June 30, 2006 and 2007. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Index

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

Contingencies— Five purported class action lawsuits were filed during 2004 by holders of the Company's securities against the Company and certain of its current and former officers, in the U.S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. Lead plaintiffs were appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 the Company announced that is has reached an agreement to amicably settle the consolidated class action lawsuit. All claims against the Company and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. The settlement agreement, which remains subject to court approval, will be funded entirely with proceeds from the Company’s directors and officers’ liability insurance and it is the current judgment of management that it is unlikely that this settlement will have a material adverse effect on the Company's results of operations, financial condition or cash flows.

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

Index

3. Subsequent Events

On August 2, 2007 the Company announced that the FDA has issued a second approvable letter for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In that letter, the FDA requested that POZEN further address the FDA’s concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. The companies intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address the FDA’s concerns.

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

Index

We have developed TreximaTM in collaboration with GlaxoSmithKline (GSK). Trexima is GSK’s proposed brand name for the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet designed for the acute treatment of migraine. Trexima was the proposed brand name for the product candidate combining sumatriptan 85 mg, as the succinate salt, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet. Several new names are under consideration at FDA, but pending a final decision on a new name the product will still be referred to as Trexima. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the U.S. Food and Drug Administration (FDA) in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Trexima, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that POZEN further address the FDA’s concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. The companies intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address the FDA’s concerns.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology. In accordance with our agreement with AstraZeneca, they will determine whether to proceed with the Phase 3 studies after they have had a suitable opportunity to evaluate certain interim data. The Phase 3 program could begin in Q3 2007. As part of that program, we would conduct two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we would conduct a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

 Another product candidate program (our PA program), a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are not covered under our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA325 will be similar to our PN product development program. The object of the program will be to establish that our PA325 product produces fewer gastric ulcers than enteric coated (EC) 325mg aspirin over a 6 month period. An IND is expected to be filed in 4Q07 and Phase 3 studies are expected to begin in 1Q08. If the studies are successful, an NDA is expected to be filed in mid 2009.

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

Index

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of June 30, 2007, our accumulated deficit was approximately $137.8 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 71% of our total operating expenses. For the six month period ended June 30, 2007, our research and development expenses represented approximately 77% of our total operating expenses.

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

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Trexima, our PN and PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of GSK to successfully launch and market Trexima in the United States;
•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and
•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates.

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the six month period ended June 30, 2007 were $3.1 million. Other research and development department costs for the six month period ended June 30, 2007 were $0.1 million.

Index

Trexima

In June 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Trexima, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that POZEN further address the FDA’s concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. The companies intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address the FDA’s concerns.

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

 We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Trexima. In the second approvable letter from FDA for Trexima which we received on August 1, 2007, the FDA requested that POZEN further address its concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We and GSK intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address their concerns. However, until we meet with the FDA, it is unknown if we will be able to adequately address their concerns. Even if we agree with the FDA on what is required to address their concerns and we fulfill such requirements, there are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that additional testing will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

We incurred $0.5 million in direct development costs associated with the development of MT 400/Trexima for the six month period ended June 30, 2007 and we have incurred $25.0 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007 we filed an IND with the FDA for PN 400 and in April 2007 the initial Phase 1 study was initiated.

Index

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

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed notwithstanding the use of a different PPI, the core development program and the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial is the cumulative incidence of gastric ulcers over six months of treatment. Because we will not have final results until the fourth quarter of 2007, we, together with AstraZeneca are reviewing the interim results of this trial in the third quarter prior to commencing Phase 3 studies of PN 400. In accordance with our agreement with AstraZeneca, they will determine whether to proceed with the Phase 3 studies after they have had a suitable opportunity to evaluate this interim data and data from our successfully completed cross-over gastric pH-based acid suppression study for PN 400 initiated in the second quarter of 2007. Upon AstraZeneca’s decision to proceed with the Phase 3 program for PN 400, we could begin our Phase 3 studies as soon as clinical trial material is manufactured and ready for use. We could commence Phase 3 trials for PN 400 in the third quarter of 2007. In conducting a Phase 3 program, we would conduct two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we would conduct a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

Achieving the primary endpoints of the PN 200 trial and the PN 400 acid suppression study described above would qualify us for a $20 million milestone payment from AstraZeneca. According to the terms of the AstraZeneca agreement and the current timeline, the earliest this milestone could be earned is December 2007 upon delivery of finished study reports. If one or both of these trials do not meet the pre-specified primary endpoints, AstraZeneca has the right to terminate the agreement within a specified timeframe. If the agreement is not terminated within such timeframe, the collaboration would continue and the milestone would be payable.

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

Index

We incurred direct development costs associated with the development of our PN program of $13.7 million for the six month period ended June 30, 2007 and we have incurred $31.5 million from inception to date, $17.0 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PA Program

As part of our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone, in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN but we have retained all rights to this program.

Our initial PA product candidate, PA 325, is currently in formulation and early-stage clinical development. We completed a Phase I proof of concept study of PA 325 in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5 percent of the EC aspirin group had this level of gastrointestinal damage. Furthermore, no ulcers were seen in the PA group, while 20 percent of subjects in the EC aspirin 325mg group developed a gastric ulcer during the study. This difference was also statistically significant. We recently completed a second proof of concept study with PA 325 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 11% for PA325. These results were numerically different, but not statistically significant from the results obtained with 81mg EC aspirin (22%). After reviewing these data, we decided to conduct an additional phase I study using 40mg of immediate release of omeprazole and 325mg of aspirin as compared to 325mg EC aspirin. Results from this study are expected to be available during 3Q07. We met with the FDA in July 2007 and confirmed that the development program for PA325 will be similar to our PN product development program. The objective of the program will be to prove bioequivalence to EC aspirin and receive all the claims of aspirin and to establish that our PA325 product produces fewer gastric ulcers than EC 325mg aspirin over a 6 month period. An IND is expected to be filed in 4Q07 and we will be in a position to start Phase 3 studies as early as the first quarter of 2008.

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

We incurred direct development costs associated with the development of our PA program of $2.7 million during the six month period June 30, 2007, and we have incurred $4.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Oral Tablet Formulation - We filed an IND with the FDA in 2003 for an oral lornoxicam tablet formulation and completed our first human study with this formulation in 2004 in patients undergoing dental surgery. The data from this study confirmed the acute safety profile for lornoxicam in these patients and provided preliminary evidence of efficacy in this pain model. As a result of the FDA advisory committee meeting held in 2005 addressing the safety and cardiovascular risks of NSAIDs, described above, the FDA has indicated that long-term cardiovascular safety studies will be required prior to NDA approval of new NSAID products that may be used on an intermittent or chronic basis, such as our oral tablet lornoxicam product candidate.

Injectable Formulation - We filed an IND with the FDA for an injectable lornoxicam formulation in May 2005, and during 2005 we initiated the first human studies with this formulation under our IND. We have completed a Phase 1 pharmacokinetic study as well as two Phase 2 studies to evaluate lornoxicam for management of acute post-operative bunionectomy pain and for management of migraine pain. In the Phase 2 bunionectomy study, both active doses of lornoxicam were significantly better than placebo in the acute management of pain following bunionectomy. Based on the results of our Phase 2 migraine study, we currently do not intend to pursue the migraine indication.

Index

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

We incurred direct development costs associated with the development of our lornoxicam program of $26,000 for the six month period ended June 30, 2007, and we have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred direct development costs associated with the development of MT 100 of $62,000 for the six month period ended June 30, 2007, and we have incurred $39.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred direct development costs associated with the development of MT 300 of $41,000 for the six month period ended June 30, 2007, and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

In July 2005, we received a letter from our partner, Valeant NA, seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA, the agreement will terminate and we would be required to pay Valeant NA a termination fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

Index

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. GSK had proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, but this brand name was not acceptable to the FDA. The Company and GSK have submitted alternative trade names to FDA, which are currently under consideration. Pending a final decision on a new name, the product will still be referred to as Trexima. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Trexima NDA. Additionally, GSK is obligated to make payments to us in a total amount of $20.0 million upon FDA approval of the Trexima NDA and GSK’s notification of intent to commercialize Trexima. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

Index

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net loss per share: Net loss attributable to common stockholders for the three months ended June 30, 2007 was $(3.8) million or $(0.13) per share as compared to a net loss of $(8.4) million, or $(0.29) per share, for the three months ended June 30, 2006. The net loss for the three month period ended June 30, 2007 included a $1.1 million or ($0.04) per share charge for non-cash stock-based compensation expense as compared to $1.3 million, or $(0.05) per share for the same period of 2006.

Revenue: We recognized $11.9 million of revenue for the three months ended June 30, 2007 as compared to $0.9 million for the three months ended June 30, 2006. The increase in revenue was primarily due to a $3.0 million increase in the amortization of upfront payments we received in 2006 and a $8.2 million increase in other revenue from development activities we completed in the three month period ended June 30, 2007 pursuant to our development and commercialization agreement with AstraZeneca. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in product development or related activities are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $31.5 million remains in deferred revenue at June 30, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $7.0 million to $13.6 million for the three months ended June 30, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for PN and PA program activities, partially offset by a decrease in direct development costs for the lornoxicam program, as compared to the same period of 2006. Direct development costs for the PN program increased by $6.9 million to $10.0 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the AstraZeneca agreement during the second quarter of 2007, as compared to the same period of 2006. Direct development costs for the PA program increased to $1.2 million during the second quarter of 2007, as compared to the same period of 2006. Direct development costs for the lornoxicam program decreased by $1.4 million primarily due to Phase I/II clinical trial activities during the second quarter of 2006 as compared to the same period of 2007. Other direct development costs and departmental expenses decreased by $0.2 million primarily due to a reduction in personnel and related expenses including non-cash stock based compensation expense as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by $0.2 million to $2.9 million for the three months ended June 30, 2007, as compared to the same period of 2006. The decrease was due primarily to a reduction in public company expenses and personnel related expenses as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.3 for the three months ended June 30, 2007 and $0.2 million for the three months ended June 30, 2006. Investment income from bond amortization for the three month period ended June 30, 2007 totaled $0.4 million as compared to $0.3 million during the same period of 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net loss per share: Net loss attributable to common stockholders for the six months ended June 30, 2007 was $(5.9) million or $(0.20) per share as compared to a net loss of $(14.9) million, or $(0.51) per share, for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 included a $2.6 million or ($0.09) per share charge for non-cash stock-based compensation expense as compared to $3.3 million, or $(0.11) per share for the same period of 2006.

Index

Revenue: We recognized $19.6 million of revenue for the six months ended June 30, 2007 as compared to $3.1 million for the six months ended June 30, 2006. The increase in revenue was primarily due to a $6.0 million increase in the amortization of upfront payments we received and a $12.2 million increase in other revenue from development activities we completed in the period pursuant to our development and commercialization agreements with AstraZeneca and GSK. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in product development or related activities are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $31.5 million remains in deferred revenue at June 30, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $8.8 million to $20.9 million for the six months ended June 30, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for PN and PA program activities, partially offset by a decrease in direct development costs for the lornoxicam program, as compared to the same period of 2006. Direct development costs for the PN program increased by $9.2 million to $13.7 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the AstraZeneca agreement during the first half of 2007, as compared to the same period of 2006. Direct development costs for the PA program increased to $2.7 million during the first half of 2007, as compared to the same period of 2006. Direct development costs for the lornoxicam program decreased by $3.4 million primarily due to Phase I/II clinical trial activities during the first half of 2006 as compared to the same period of 2007. Other direct development costs and departmental expenses decreased by $0.5 million primarily due to a reduction in personnel and related expenses including non-cash stock based compensation expense as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by $0.6 million to $6.2 million for the six months ended June 30, 2007, as compared to the same period of 2006. The decrease was due primarily to a reduction in non-cash stock based compensation expense and a decrease in public company legal expenses as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.6 and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Investment income from bond amortization for the six month period ended June 30, 2007 totaled $0.9 million as compared to $0.5 million during the same period of 2006.

Income Taxes

We estimate an effective tax rate of 0% for the year ended December 31, 2007 based upon financial results and annual forecasts available at June 30, 2007. Our effective tax rate was 0% for the six month period ended June 30, 2007. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2003. However, the loss carryforwards generated from 1996 through 2002 are subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and as a reult, there were no material impacts to the financial statements.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of the date of adoption, no interest and penalties have been accrued.

Index

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $102.5 million from upfront and milestone payments from our collaborators. Additionally, since August 2006, we have received $9.0 million for development activities pursuant to the terms of our agreement with AstraZeneca. At June 30, 2007, cash and cash equivalents, along with short-term investments, totaled $53.7 million, a decrease of $8.9 million compared to December 31, 2006. The decrease in cash was primarily due to operating expenses for the period offset in part by cash receipts for development activities received from AstraZeneca pursuant to our PN collaboration agreement. There is an $8.0 million accounts receivable from AstraZeneca at June 30, 2007. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

We received $7.4 million in operating cash during the six months ended June 30, 2007 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet includes $8.0 million in accounts receivable for invoiced development activities under the terms of the AstraZeneca agreement. Cash received from financing activities during the period totaled $2.0 million, reflecting net proceeds from the exercise of stock options.

Based upon the direct method of presenting cash flow, cash used in operating activities totaled $19.7 million for the six months ended June 30, 2007. The indirect method for presenting cash flow is used in the Statement of Cash Flows included in our financial statements. Cash used in operating activities was $28.8 million for the fiscal year ended December 31, 2006 and $27.4 million for the fiscal year ended December 31, 2005. Net cash provided by investing activities during the six months ended June 30, 2007 totaled $0.8 million, reflecting investing activities associated with the sale of short-term securities. These holdings were reinvested in securities with maturities of three months or less and are classified on our balance sheet as cash and cash equivalents.

As of June 30, 2007, we had $17.3 million in cash and cash equivalents and $36.4 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights; and

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies.

Index

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 we announced that we had reached an agreement to amicably settle the consolidated class action lawsuit. All claims against us and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. The settlement agreement, which remains subject to court approval, will be funded entirely with proceeds from our directors and officers’ liability insurance and it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operations, financial condition or cash flows.

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

Index

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, in June 2006 we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima, some of which required new studies. We submitted a full response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us the full response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that POZEN further address the FDA’s concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. The companies intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address the FDA’s concerns. However, until we meet with the FDA, it is unknown if we will be able to adequately address their concerns. However, until we meet with the FDA, it is unknown if we will be able to adequately address their concerns. Even if we agree with the FDA on what is required to address their concerns and we fulfill such requirements, there are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that additional testing will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

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

We have incurred significant losses since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $137.8 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. Our remaining milestone payments under our collaboration agreement with GSK related to Trexima are payable upon FDA approval and notification of GSK’s intent to commercialize Trexima, receipt of which will likely be delayed as a result of our receipt of a second approvable letter for the product on August 1, 2007. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Index

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for MT 100, which has been approved for sale in the UK, none of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we have received two approvable letters relating to our NDA for Trexima which have communicated FDA's concerns that have delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Trexima, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon 90 days notice for any reason. Further, under our MT 300 collaboration agreement with Valeant NA, we may elect to withdraw the NDA, if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. If we notify Valeant NA of this situation and Valeant NA elects not to assume control of efforts to seek approval of the NDA, then upon notice from Valeant, the agreement would terminate and we would be required to pay to Valeant NA a withdrawal fee of $1.0 million. Based on the not-approvable letter received from the FDA with respect to MT 300, we began discussions regarding termination of our commercialization agreement with Valeant NA. In July 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We can give no assurance that Valeant NA will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the $1.0 million withdrawal fee.

Index

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

Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, which could result in a delay or an inability to manufacture the products. If we or our partners wish or need to identify an alternative manufacturer, delays in obtaining FDA approval of the alternative manufacturing facility could cause an interruption in the supply of our products.

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may limit our or our partners’ ability to market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we or our partners believe are necessary or desirable for the promotion of our product candidates.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Trexima, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason . Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

Index

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Trexima clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If AstraZeneca experiences delays in supplying such clinical trial material, the start of pivotal studies could be delayed. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we are currently experiencing as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Trexima NDA, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation.

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

A collaborator may withdraw support or cease to perform work on our product candidates if the collaborator determines to develop its own competing product candidate or other product candidates instead.

Index

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Trexima or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, the FDA has expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. The companies intend to request a meeting with the FDA as quickly as possible to discuss the steps necessary to address the FDA’s concerns. However, until we meet with the FDA, it is unknown if we will be able to adequately address their concerns.

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA requested additional safety information on Trexima in the approvable letter we received in June 2006 relating to our NDA for Trexima, which required conduct of additional studies. We submitted a full response to the FDA’s approvable letter in November 2006, but were told by the FDA that it was not a complete submission and that additional analyses and supporting information relating to the new data were required. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data, which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter in which the FDA raised an additional concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan.

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

Index

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

Index

•	developing product candidates;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of product candidates; and

•	manufacturing and marketing products.

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we have experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the Trexima NDA, and as we have previously experienced as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300 , increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

Five purported class action lawsuits claiming violations of securities laws were filed during 2004 by holders of our securities against us and certain of our current and former officers. These actions were consolidated for pre-trial purposes and a lead plaintiff appointed by the court filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint were POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleged violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleged that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. On July 10, 2007, we announced that the Company has reached an agreement to amicably settle this action. All claims against the Company and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. We believe that the settlement agreement will be funded entirely with proceeds form the Company’s directors and officers’ liability insurance. The settlement agreement is subject to court approval which, while expected by the end of 2007, cannot be guaranteed.

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

Index

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

None of our products may be accepted by the market.

The commercial success of our other product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

Index

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

Index

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our human clinical trials in an amount equal to up to $10.0 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of Trexima and future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the year ended December 31, 2006 totaled $35.2 million, including non-cash compensation expense of $5.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2004 through 2006, our average annual operating expenses (including average non-cash deferred compensation of $2.4 million) were $30.7 million. We are currently in discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. In accordance with our agreement with AstraZeneca, they will determine whether to proceed with the Phase 3 studies after they have had a suitable opportunity to evaluate certain interim data. Their decision and these marketing studies may impact revenue and expenses for the 2007 year. As of June 30, 2007, we had an aggregate of $53.7 million in cash and cash equivalents and short-term investments. If our operating expenses for 2007 and 2008 remain at the level of our operating expenses in 2006, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase in 2007 and 2008 beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

Index

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	commercial success of products in the marketplace once approved;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	developments in new or pending litigation;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

Index

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through June 30, 2007, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 33% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our chief executive officer and one of our directors may sell up to an aggregate of 1,180,000 shares pursuant to Rule 10b5-1 trading plans. Sales under those plans began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 13, 2007. There were present at the annual meeting of stockholders in person or by proxy stockholders holding an aggregate of 26,682,270 shares of our common stock out of a total number of 29,485,316 shares of common stock issued and outstanding and entitled to vote at the meeting. Our stockholders voted on three matters, as follows:

Index

1. The stockholders elected three Class I directors to each serve for a three year term (until our 2010 annual meeting of stockholders and until their successors have been duly elected and qualified) by the following votes (there were no abstentions or broker non-votes in connection with the election of the Class I directors):

	Number of Shares of Common Stock

	For:	Withheld:
Paul J. Rizzo	25,675,161	1,007,108
Jacques F. Rejeange	25,674,986	1,007,283

The other directors whose terms of office as director continued after the meeting are as follows: John R. Plachetka, Pharm.D, Arthur S. Kirsch, Kenneth B. Lee, Jr., James J. Mauzey, Bruce A. Tomason and Peter J. Wise, M.D.

2. Approval of our 2000 Equity Compensation Plan, as amended and restated, including to increase from 5,500,000 to 6,500,000 the number of shares issuable under the Plan, as amended and restated.

Number of Shares of Common Stock
For:	Against:	Abstain:	Broker non-votes:
11,242,314	5,421,767	229,386	9,788,803

3. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

Number of Shares of Common Stock

For:	Against:	Abstain:
26,551,094	94,855	36,321

Index

Item 6. Exhibits

Exhibit Number	Description
10.1	Second Amended and Restated POZEN Inc. 2000 Equity Compensation Plan.
10.2	Form of Incentive Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.3	Form of Employee Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.4	Form of Non-Employee Director Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.5	Form of Non-Employee Director Restricted Stock Unit Agreement under Second Amended and Restated Equity Compensation Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
August 7, 2007	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
August 7, 2007	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 7, 2007	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amended and Restated POZEN Inc. 2000 Equity Compensation Plan.
10.2	Form of Incentive Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.3	Form of Employee Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.4	Form of Non-Employee Director Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan.
10.5	Form of Non-Employee Director Restricted Stock Unit Agreement under Second Amended and Restated Equity Compensation Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index