Form 10-Q
period 2007-09-30
POZEN INC /NC
filed 2007-11-05
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 29,704,760.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and Period From Inception (September 26, 1996) Through September 30, 2007	2
	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and Period From Inception (September 26, 1996) Through September 30, 2007	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 6.	Exhibits	40
Signature and Certifications		41
Exhibit Page		42

- i -

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$47,560,632	$26,296,884
Short-term investments	31,199,522	36,285,102
Accounts receivable	4,339,607	3,267,153
Prepaid expenses and other current assets	419,024	1,108,506

Total current assets	83,518,785	66,957,645
Property and equipment, net of accumulated depreciation	139,349	183,468

Total assets	$83,658,134	$67,141,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957,069	$965,563
Accrued compensation	1,223,231	1,434,591
Accrued expenses	4,121,605	1,756,300
Deferred revenue	16,092,191	14,870,200

Total current liabilities	23,394,096	19,026,654
Long-term liabilities:
Deferred revenue	22,170,089	24,000,000

Total liabilities	45,564,185	43,026,654
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,703,529, and 29,447,913 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	29,704	29,448
Additional paid-in capital	160,995,115	155,920,068
Accumulated other comprehensive loss	(313)	(4,092)
Deficit accumulated during the development stage	(122,930,557)	(131,830,965)

Total stockholders’ equity	38,093,949	24,114,459

Total liabilities and stockholders’ equity	$83,658,134	$67,141,113

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 26, 1996) Through September 30,
	2007	2006	2007	2006	2007

Revenue	$27,629,476	$3,424,819	$47,219,863	$6,548,619	$116,188,917
Operating expenses:
General and administrative	2,248,897	3,662,984	8,404,001	10,393,998	71,299,002
Research and development	9,679,872	4,275,168	30,587,889	16,422,811	178,955,804
Total operating expenses	11,928,769	7,938,152	38,991,890	26,816,809	250,254,806
Other income:
Interest and other income	781,516	447,127	2,317,536	1,336,420	13,714,910
Income (loss) before provision for income tax	16,482,223	(4,066,206)	10,545,509	(18,931,770)	(120,350,979)
Provision for income tax	(1,645,099)	—	(1,645,099)	—	(1,645,099)
Income/(loss)	14,837,124	(4,066,206)	8,900,410	(18,931,770)	(121,996,078)
Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478
Net income/(loss) attributable to common stockholders	$14,837,124	$(4,066,206)	$8,900,410	$(18,931,770)	$(150,547,661)
Basic net income/(loss) per common share	$0.50	$(0.14)	$0.30	$(0.65)

Shares used in computing basic net income/(loss) per common share	29,695,596	29,240,696	29,555,787	29,173,200

Diluted net income/(loss) per common share	$0.48	$(0.14)	$0.29	$(0.65)

Shares used in computing diluted net income/(loss) per common share	30,598,807	29,240,696	30,627,282	29,173,200

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from September 26, 1996 (inception) through September 30, 2007

	2007	2006
Operating activities
Net income/(loss)	$8,900,410	$(18,931,770)	$(120,763,478)
Adjustments to reconcile net income/(loss)to net cash used in operating activities:
Depreciation	67,814	70,282	1,005,612
Write-down of impaired assets	—	—	155,576
Bond amortization income	(1,443,534)	(636,165)	(1,642,778)
Noncash compensation expense	2,937,873	4,742,155	20,675,329
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(1,072,454)	(1,567,819)	(4,339,607)
Prepaid expenses and other current assets	689,481	495,455	(419,025)
Accounts payable and accrued expenses	3,145,451	(1,042,211)	6,069,306
Deferred revenue	(607,920)	35,019,200	38,262,280

Net cash provided by (used in) operating activities	12,617,121	18,149,127	(60,546,785)
Investment activities
Purchase of equipment	(23,695)	(41,181)	(1,300,536)
Purchase of investments	(45,193,716)	(46,735,365)	(146,339,682)
Sale of investments	51,726,609	32,300,000	116,782,624

Net cash provided by (used in) investing activities	6,509,198	(14,476,546)	(30,857,594)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	2,137,429	2,023,219	86,471,146
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	2,137,429	2,023,219	138,965,011

Net increase in cash and cash equivalents	21,263,748	5,695,800	47,560,632
Cash and cash equivalents at beginning of period	26,296,884	27,467,789	—

Cash and cash equivalents at end of period	$47,560,632	$33,163,589	$47,560,632

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Development Stage Company

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts primarily on the development and regulatory approval of pharmaceutical products for the treatment of migraine. The Company is also exploring the development of product candidates in other pain-related therapeutic areas. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company has not obtained regulatory approval to market any of its product candidates in the United States (U.S.).

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of September 30, 2007, the Company had $47.6 million in cash and cash equivalents and $31.2 million in short-term investments. Our operating expenses for the remainder of 2007 and 2008 are expected to parallel or increase from the level of our operating expenses in the first nine months of 2007. However, we believe that we will have sufficient cash reserves to maintain our current level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca AB (AstraZeneca), as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca, as amended by an amendment effective as of September 6, 2007. The Company’s expenses might increase additionally in the remainder of 2007 and 2008 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with such agency’s consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during this period. However, regulatory delays, such as the delay the Company is experiencing related to the approvable letters the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 and in August 2007 in connection with to the Company’s New Drug Application (NDA) for Trexima™, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Index

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. As a result of the revised development timeline agreed upon in the September 2007 amendment, we have extended the amortization period to 43 months. This is a change in accounting estimate and will be a prospective adjustment beginning in July 2007. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $2.7 million and $8.7 million of revenue from the amortization of the AstraZeneca licensing fee for the three and nine month period ended September 30, 2007, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment has been deferred and will be amortized over 31 months. We recognized $0.3 million of revenue from this amortization in September 2007.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During the third quarter of 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Trexima NDA which was earlier than anticipated. Although the amortization rate in the first quarter of 2005 would have resulted in 2005 revenue recognition of $7.2 million, the third quarter change in the amortization period resulted in a $0.7 million increase in the full-year amortization and 2005 revenue recognition of $7.9 million. During the second quarter of 2006 the remaining amortization period of 6 months was increased to 15 months based upon the June 2006 receipt of an approvable letter from the FDA related to the Trexima NDA and an estimated extension of 9 months, which represented what the Company believed to be the conclusion of any obligation on its part under the agreement. During the fourth quarter of 2006 the remaining amortization period of 9 months was increased to 11 months based upon the December 2006 receipt of a notice from the FDA that it had completed its initial review of POZEN's response to the approvable letter related to the Trexima NDA and had requested additional analyses and supporting information relating to submitted data. Although the amortization rate in the first quarter of 2006 would have resulted in 2006 revenue recognition of $6.4 million, the second and fourth quarter changes in the amortization period resulted in 2006 revenue recognition of $4.5 million. As a result of the 2006 changes in the estimated amortization period, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007 and, with the receipt of a second approvable letter in August 2007, unamortized deferred revenue of $0.3 million will be amortized through March 2008. We recognized $0.2 million and $1.6 million of revenue from the amortization of GSK milestone payments for the three and nine month period ended September 30, 2007, respectively.

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

Milestone payments are recognized as revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Additionally, the Company’s licensing agreements may include payment for services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreement with AstraZeneca, the Company recognizes as revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the AstraZeneca agreement. We recognized $4.3 million and $16.5 million of revenue for development activities performed pursuant to the AstraZeneca agreement for the three and nine month periods ended September 30, 2007, respectively.

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

Index

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three and nine month periods ended September 30, 2007, the Company had $0.2 million and $0.9 million, respectively, of interest income included in other income for the period. For the three and nine month periods ended September 30, 2007, the Company had $0.6 million and $1.4 million, respectively, of bond amortization income included in other income for the period.

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $313 of unrealized losses on its investments that are classified on the balance sheet as accumulated other comprehensive income (loss) at September 30, 2007 and $566 gain for the same period of 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) before taxes	$16,482,223	$(4,066,206)	$10,545,509	$(18,931,770)
Unrealized gain (loss) on marketable securities	(3,948)	10,856	(313)	566
Total comprehensive income (loss) before taxes	$16,478,275	$(4,055,350)	$(10,545,196)	$(18,931,204)

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

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006 includes the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$9,295	$468,700	$798,922	$1,582,400
General and administrative	378,733	1,005,300	2,138,951	3,159,800
Operating expense	388,028	1,474,000	2,937,873	4,742,200
Tax benefit	-	-	-	-
Net expense	$388,028	$1,474,000	$2,937,873	$4,742,200

Index

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.8 years was $9.1 million at September 30, 2007 and, over an estimated weighted-average amortization period of 2.0 years was $10.7 million at September 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2007 was $1.3 million at September 30, 2007 and was $1.6 million at September 30, 2006 for the remaining period ending December 31, 2006. The stock-based compensation expense for the nine months ended September 30, 2006 included a one-time adjustment of $308,000 resulting from the performance-based option expensing method conversion to SFAS No. 123(R) for the options granted under the Trexima incentive program.

Based on the receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Accordingly, we have reversed all previously expensed stock-based compensation related to the Trexima approval-date incentives in the third quarter of 2007. The reversals reduce research and development expenses by $0.4 million and general and administrative expenses by $0.6 million in this quarter.

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

In May 2004 and February 2007 awards of 98,135 and 6,200 restricted stock units, respectively, were made to the Company’s chief executive officer under the Plan. The May 2004 award of 98,135 restricted stock units were fully vested at March 31, 2007. The February 2007 award of 6,200 restricted stock units vest in four equal amounts on January 1st of the four calendar years subsequent to the respective grant date of the awards. Both the May 2004 and February 2007 awards are payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control. The vesting of 25% of the 6,200 restricted stock unit awarded in February 2007 is contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007. Based upon receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Therefore we have reversed, in the third quarter of 2007, previously expensed stock-based compensation expense for 1,550 restricted stock units. On June 13, 2007 awards of 14,000 restricted stock units were made to the Company’s independent directors. These June 2007 awards vest on the earlier of June 13, 2008 or the date of the Company’s next annual stockholders meeting.

On January 3, 2005, pursuant to an incentive program (the “Trexima incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the NASDAQ reported market closing price of the common stock on January 3, 2005, the date of grant. Each performance-based option vests in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Trexima, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option was previously forfeited because receipt of the FDA approval letter for the Trexima NDA did not occur prior to June 30, 2007, and 100% of each such option will be forfeited if receipt of the FDA approval letter for the Trexima NDA does not occur on or before December 31, 2007. Based upon receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Therefore we have reversed all previously expensed stock-based compensation expense for the Trexima incentive program in the third quarter of 2007. As of September 30, 2007, due to the June 30, 2007 forfeiture of 25% of the outstanding options, as described under the terms of the initial grant, and forfeitures resulting from employee terminations, options to purchase an aggregate of 239,541 shares of common stock remain outstanding under the Trexima incentive program, the expense for which has been reversed, but which will not be forfeited until December 31, 2007 if Trexima is not approved by the FDA by that date.

Index
Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three and nine month periods ended September 30, 2007 and 2006 are shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Expected volatility	78.4%	83.0%	76.0–79.2%	76.0–83.0%
Expected dividends	0%	0%	0%	0%
Expected terms	6.25 Years	6.25 Years	6.25 Years	6.25 Years
Risk-free interest rate	4.4%	4.9%	4.4–5.1%	4.3–5.1%

The expected volatility rates were estimated based on an equal weighting of the historical volatility of POZEN common stock over the preceding six-year period. The expected terms were estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rates for periods within the contractual life of the option were based on seven year U.S. Treasury securities. The pre-vesting forfeiture rates used for the nine months ended September 30, 2007 and 2006 were based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of September 30, 2007, and changes during the three and nine months ended September 30, 2007, is as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2007	3,416	$8.50
Granted	572	16.86
Exercised	37	3.33
Forfeited or expired	-	-
Outstanding at March 31, 2007	3,951	$9.76	7.2	$20,973
Exercisable at March 31, 2007	2,145	$7.91	5.9	$14,696
Granted	45	16.77
Exercised	198	9.58
Forfeited or expired	273	12.97
Outstanding at June 30, 2007	3,525	$9.61	6.9	$29,841
Exercisable at June 30, 2007	1,956	$7.78	5.6	$20,212
Granted	2	10.20
Exercised	20	5.70
Forfeited or expired	73	12.24
Outstanding at September 30, 2007	3,434	$9.57	6.6	$8,567
Exercisable at September 30, 2007	1,944	$7.66	5.4	$6,837

The vesting of 46,135 time-based stock awards granted in the nine months ended September 30, 2007 are contingent upon the Company’s receiving approval of the Trexima NDA from the FDA on or before December 31, 2007. Based upon receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Therefore we have reversed, in the third quarter of 2007, previously expensed stock-based compensation expense for these time-based stock awards.

A summary of the time-based stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

Index

	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at January 1, 2006	3,317	$7.67
Granted	826	10.91
Exercised	157	5.34
Forfeited or expired	49	9.28
Outstanding at March 31, 2006	3,937	$8.42	7.6	$32,663
Exercisable at March 31, 2006	1,927	$7.38	6.2	$17,968
Granted	57	12.81
Exercised	18	2.10
Forfeited or expired	288	10.41
Outstanding at June 30, 2006	3,688	$8.36	7.3	$2,445
Exercisable at June 30, 2006	1,816	$7.31	5.9	$2,168
Granted	81	10.31
Exercised	154	7.46
Forfeited or expired	69	10.39
Outstanding at September 30, 2006	3,546	$7.19	7.1	$16,134
Exercisable at September 30, 2006	1,730	$7.38	5.7	$9,590

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine months ended September 30, 2007 and 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.2 million and $2.3 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.4 million and $1.2 million, respectively.

Restricted Stock and Restricted Stock Units

As of September 30, 2007, there was $0.3 million of unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units and no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. The grant-date per-share fair value of the February 2007 and June 2007 restricted stock units were $16.89 and $16.19, respectively. The grant-date per-share fair value of the May 2004 restricted stock units were $12.24. There were 20,200 unvested restricted stock units outstanding at September 30, 2007. A total of 6,200 time-based restricted stock units were granted of which 1,550 were contingent upon the Company’s receiving FDA approval of the Trexima NDA on or before December 31, 2007. Based upon receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Therefore we have reversed all previously expensed stock-based compensation expense for the 1,550 time-based restricted stock units, although the units will not be forfeited until December 31, 2007.

Performance-Based Awards

The fair value of each performance-based option granted under the Plan, including those granted under the Trexima incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards for the nine months ended September 30, 2007, were the same as those noted above under Time-Based Stock Awards.

Index

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

Based on the receipt of the second approvable letter for Trexima, we have determined that it is no longer probable (defined as>70% probability) that Trexima will be approved by the FDA by December 31, 2007. Accordingly, we have reversed all previously expensed stock-based compensation for the Trexima incentive option in the third quarter of 2007, although the shares will not be forfeited until December 31, 2007. The reversal reduces research and development expenses by $0.3 million and general and administrative expenses by $0.6 million in this quarter. The grant-date fair value of these performance-based options was $3.77 per share. There were 239,541 and 375,251 unvested performance-based options outstanding at September 30, 2007 and 2006, respectively. There were 6,019 and 135,710 awards forfeited during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, 13,342 and 68,160 awards were forfeited. At September 30, 2007, the performance-based options had an intrinsic value of $0.9 million and a remaining contractual life of 7.2 years, while at September 30, 2006 the performance-based options had no intrinsic value and a remaining contractual life of 8.2 years.

Net Income and Net Loss Per Share—Basic and diluted net income and net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the nine months ended September 30, 2006. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands):

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Numerator:
Net income	$14,837,124	$8,900,410
Denominator:
Weighted average common shares, basic	29,695,596	29,555,787
Dilutive effect of stock options	903,211	1,071,495
Weighted average common shares, diluted	30,598,807	30,627,282

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

Contingencies— Five purported class action lawsuits were filed during 2004 by holders of the Company's securities against the Company and certain of its current and former officers, in the U.S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were consolidated for pre-trial purposes. Lead plaintiffs were appointed by the court and a consolidated amended complaint was filed on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 the Company announced that is has reached an agreement to amicably settle the consolidated class action lawsuit. All claims against the Company and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. The settlement agreement, which was granted preliminary approval by the court on October 2, 2007, will be funded entirely with proceeds from the Company’s directors and officers’ liability insurance and it is the current judgment of management that it is unlikely that this settlement will have a material adverse effect on the Company's results of operations, financial condition or cash flows.

 A purported class action lawsuit claiming violations of securities laws  was filed  on August 10,  2007 in the U.S. District Court for the Middle District of North Carolina by  a  holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Trexima, during the purported class period, July 31, 2006 through August 1, 2007. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

3. Subsequent Events

On October 15, 2007 we announced that we had submitted a response to the August 1, 2007 approvable letter for Trexima after meeting with the FDA to discuss the proposed plan for responding to the letter. This response includes, in addition to a required safety update and revised labeling, the results of three non-clinical (in vitro) studies that provide clarifying information about the Chinese Hamster Ovary (CHO) assay. The FDA has notified us that it considers the response to be a complete, Class II response (six months) which could result in a new decision date of April 15, 2008.

In addition, POZEN is conducting a seven day clinical evaluation of the genotoxic potential of Trexima in human volunteers in the event the FDA requires this information. Results from this evaluation are expected to be available during the first quarter of 2008. If these data are submitted to the FDA, the review period, and the time to approval, may be extended.

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

Index

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

We have developed TreximaTM in collaboration with GlaxoSmithKline (GSK). GSK’s Trexima was the proposed brand name for the product candidate combining sumatriptan 85 mg, as the succinate salt, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. Several new names are under consideration at the U.S. Food and Drug Administration (FDA), but pending a final decision on a new name, the product will still be referred to as Trexima. Trexima incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug (NSAID). Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed a New Drug Application (NDA) for Trexima with the FDA in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Trexima, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that POZEN further address the FDA’s concern about the product’s potential for genotoxicity. Together with GSK, we met with the FDA in September and filed a response to the second approvable letter in October 2007. The submission includes, in addition to a required routine Safety Update and revised product labeling, the results of three non-clinical (in vitro) studies that provide clarifying information about the Chinese Hamster Ovary (CHO) assay. has notified us that it considers the response to be a complete, Class II response (six months) which could result in a new decision date of April 15, 2008. In addition, POZEN is conducting a seven day clinical evaluation of the genotoxic potential of Trexima in human volunteers in the event the FDA requires this information. Results from this evaluation are expected to be available during the first quarter of 2008. If these data are submitted to the FDA, the review period, and the time to approval, may be extended.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor (PPI), with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

Index

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB (AstraZeneca) to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology which was amended in September 2007. We began the phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

Another product candidate program (our PA program), a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded under our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA325 will be similar to our PN product development program. The objective of the program will be to establish that patients taking our PA325 product have fewer gastric ulcers than patients taking enteric coated (EC) 325mg aspirin over the study treatment period. An IND is expected to be filed in the fourth quarter of 2007 and Phase 3 studies could begin as early as the first quarter of 2008.

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

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of September 30, 2007, our accumulated deficit was approximately $122.9 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. For the nine month period ended September 30, 2007, our research and development expenses represented approximately 78% of our total operating expenses.

    Statement of Financial Accounting Standards Board (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue there from. We will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

Status of Our Product Candidates

There follows a brief discussion of the status of each of our product candidates, as well as the costs relating to our development activities. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in our research and development activities during the nine month period ended September 30, 2007 were $4.3 million. Other research and development department costs for the nine month period ended September 30, 2007 were $0.3 million.

Trexima

In June 2006, we received an approvable letter from the FDA related to the NDA for Trexima. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Trexima is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Trexima, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet considered complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. The companies met with the FDA in September and submitted a response in October to the approvable letter. The submission includes, in addition to a required routine Safety Update and revised product labeling, the results of three non-clinical (in vitro) studies that provide clarifying information about  the Chinese Hamster Ovary (CHO) assay. The FDA has notified us that it considers the response to be a complete, Class II response (six months) which could result in a new decision date of April 15, 2008.

In addition, POZEN is conducting a seven day clinical evaluation of the genotoxic potential of Trexima in human volunteers in the event the FDA requires this information. Results from this evaluation are expected to be available during the first quarter of 2008. If these data are submitted to the FDA, the review period, and the time to approval, may be extended.

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

Index

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Trexima. In the second approvable letter from FDA for Trexima which we received on August 1, 2007, the FDA requested that POZEN further address its concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We and GSK met with the FDA to discuss the proposed plan for addressing their concerns and we filed a response to the approvable letter in October which contains new non-clinical information. However, it is unknown whether the non-clinical data submitted will adequately address their concerns. Even if the FDA requires and we submit data from a short-term clinical study of the genotoxic potential of Trexima in human volunteers in addition to such non-clinical data, there are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that additional testing will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

We incurred $0.8 million in direct development costs associated with the development of MT 400/Trexima for the nine month period ended September 30, 2007 and we have incurred $25.3 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and was amended in September 2007. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the initial Phase 1 study was initiated.

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

In early 2006, we submitted a Special Protocol Assessment (SPA) to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial is the cumulative incidence of gastric ulcers over six months of treatment. Because we will not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. We are currently conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

Index

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of PN 400. Nor can we reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PN product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PN products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PN program of $19.4 million for the nine month period ended September 30, 2007 and we have incurred $37.2 million from inception to date, $21.4 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA325, is currently in formulation and early-stage clinical development. We completed a Phase I proof of concept study of PA325 in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We recently completed a second proof of concept study with PA325 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA325. While these results were numerically different, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40mg per tablet and conduct an additional 28 day phase I study using  the new PA325 (40 mg of immediate release of omeprazole and 325 mg of aspirin) tablet compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in GI damage with the higher strength PA325 tablet as compared with 325mg EC aspirin (2.5% vs 27,5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the new PA325 tablet showed no GI damage at all as compared to < 50% with eth 20mg version of PA325. We met with the FDA in July 2007 and confirmed that the development program for PA will be similar to our PN product development program. The objective of the program will be to provide a safer cardioprotective form of aspirin. To achieve that goal, we must prove bioequivalence to EC aspirin to allow Pozen to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin and to establish that patients taking our PA product have fewer gastric ulcers than patients taking EC 325mg aspirin over the study treatment period. An IND is expected to be filed in 4Q07 and Phase 3 studies could commence as early as the first quarter of 2008.

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

Index

We incurred direct development costs associated with the development of our PA program of $4.9 million during the nine month period September 30, 2007, and we have incurred $6.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We incurred no direct development costs associated with the development of our lornoxicam program for the nine month period ended September 30, 2007, and we have incurred $8.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

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

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred direct development costs associated with the development of MT 100 of $103,200 for the nine month period ended September 30, 2007, and we have incurred $39.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Index

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred direct development costs associated with the development of MT 300 of $56,300 for the nine month period ended September 30, 2007, and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement dated as of August 1, 2006 and effective September 7, 2006 with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca may, at no additional cost, elect to include Japan in the licensed territory within two years after the effective date of the agreement. Pursuant to the terms of the agreement, we received an upfront license fee of $40 million from AstraZeneca following termination of the waiting period under the Hart-Scott-Rodino notification program.

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. We received an immediate $30 million payment in September 2007, which included a $10 million payment upon execution of the Amendment and a $20 million payment in recognition of the achievement of successful proof of concept. An additional $55 million will be paid upon achievement of certain development and regulatory milestones, and $260 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160 million, of which $20 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175 million.

In addition, the amendment revised the royalty rates we are to have received under the original agreement. Under the original agreement, we were to receive a royalty based on annual net sales by AstraZeneca, its affiliates or sublicensees during the royalty term. The royalty rate varied based on the level of annual net sales of products made by AstraZeneca, its affiliates and sublicensees, ranging from the mid-single digits to the mid-teens. Under the Amendment, we will now receive a flat, low double digit royalty rate during the royalty term on annual net sales of products made by AstraZeneca, its affiliates and sublicensees, in the United States and royalties ranging from the mid-single digits to the high-teens on annual net sales of products made by AstraZeneca, its affiliates and sublicensees outside of the United States. The amendment also revises the rate of reduction to the royalty rate based upon loss of market share due to generic competition inside and outside of the United States to account for the new royalty structure.

Our right to receive royalties from AstraZeneca for the sale of such products expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

We retain responsibility for the development and filing of the New Drug Application (NDA) for the product in the U.S. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We have agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement established joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

Index

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net profit/( loss) per share: Net profit attributable to common stockholders for the three months ended September 30, 2007 was $14.8 million or $0.48 per share, on a diluted basis, as compared to a net loss of $(4.1) million, or $(0.14) per share, on a diluted basis, for the three months ended September 30, 2006. The net profit for the three month period ended September 30, 2007 included a $0.4 million or $0.01 per share charge for non-cash stock-based compensation expense as compared to $1.5 million, or $(0.05) per share for the same period of 2006. The Company reversed $1.0 million of previously expensed stock-based compensation in September 2007 for which the vesting is contingent on the FDA approval of Trexima by December 31, 2007.

Index

Revenue: We recognized $27.6 million of revenue for the three months ended September 30, 2007 as compared to $3.4 million for the three months ended September 30, 2006. The increase in revenue was primarily due to a $30.0 million payment received from AstraZeneca for the PN 400 program, of which $20.0 million was recognized as a milestone payment and $10.0 million was deferred in accordance with our development and commercialization agreement. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in product development or related activities are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $38.3 million remains in deferred revenue at September 30, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $5.4 million to $9.7 million for the three months ended September 30, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for PN and PA program activities, as compared to the same period of 2006. Direct development costs for the PN program increased by $3.7 million to $5.8 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the AstraZeneca agreement during the third quarter of 2007, as compared to the same period of 2006. Direct development costs for the PA program increased by $2.1 million to $2.2 million during the third quarter of 2007, as compared to the same period of 2006. Other direct development costs and departmental expenses decreased by $0.6 million primarily due to lower personnel costs, including reduced non-cash stock based compensation expense, as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by $1.5 million to $2.2 million for the three months ended September 30, 2007, as compared to the same period of 2006. The decrease was due primarily to a reduction in personnel related expenses, including the reversal of previously expensed stock-based compensation expense related to the Trexima incentive program, as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.2 million for the three months ended September 30, 2007 and $0.3 million for the three months ended September 30, 2006. Investment income from bond amortization for the three month period ended September 30, 2007 totaled $0.6 million as compared to $0.1 million during the same period of 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net profit/( loss) per share: Net profit attributable to common stockholders for the nine months ended September 30, 2007 was $8.9 million or $0.29 per share, on a diluted basis, as compared to a net loss of $(18.9) million, or $(0.65) per share, on a diluted basis, for the nine months ended September 30, 2006. The net profit for the nine months ended September 30, 2007 included a $2.9 million or ($0.09) per share charge for non-cash stock-based compensation expense as compared to $4.7 million, or $(0.15) per share for the same period of 2006.

Revenue: We recognized $47.2 million of revenue for the nine months ended September 30, 2007 as compared to $6.5 million for the nine months ended September 30, 2006. The increase in revenue was primarily due to a $30.0 million payment received from AstraZeneca for the PN 400 program, of which $20.0 million was recognized as a milestone payment, and a $4.1 million increase in the amortization of upfront payments we received and a $16.6 million increase in other revenue from development activities we completed in the period pursuant to our development and commercialization agreements with AstraZeneca and GSK. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in product development or related activities are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $38.3 million remains in deferred revenue at September 30, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Index

Research and development: Research and development expenses increased by $14.2 million to $30.6 million for the nine months ended September 30, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for PN and PA program activities, partially offset by a decrease in direct development costs for the lornoxicam program, as compared to the same period of 2006. Direct development costs for the PN program increased by $12.9 million to $19.4 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the AstraZeneca agreement during the nine months ended September 30, 2007, as compared to the same period of 2006. Direct development costs for the PA program increased to $4.9 million during the nine months ending September 30, 2007, as compared to the same period of 2006. Direct development costs for the lornoxicam program decreased by $3.4 million primarily due to Phase I/II clinical trial activities during the nine months ending September 30, 2006. Other direct development costs and departmental expenses decreased by $1.1 million primarily due to a reduction in personnel costs including reductions in non-cash stock based compensation expense, as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

General and administrative: General and administrative expenses decreased by $2.0 million to $8.4 million for the nine months ended September 30, 2007, as compared to the same period of 2006. The decrease was due primarily to a reduction in non-cash stock based compensation expense, as a result of the reversal of previously expensed stock-based compensation expense related to the Trexima incentive program, and a decrease in public company legal expenses as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.9 million for the nine months ended September 30, 2007 as compared to $0.7 million for the nine months ended September 30, 2006. Investment income from bond amortization for the nine month period ended September 30, 2007 totaled $1.4 million as compared to $0.6 million during the same period of 2006.

Income Taxes

We estimate an annual effective tax rate of 15.6% for the year ended December 31, 2007 based upon financial results and annual forecasts available at September 30, 2007. Our effective tax rate is 15.6% for the nine month period ended September 30, 2007. Although we have significant loss carryforwards, we project that we will be subject to Alternative Minimum Tax in 2007.  Based upon the company’s historic losses, management has recorded a valuation allowance on the net deferred tax assets.  Accordingly, the company has not recognized a deferred tax benefit in the current year associated with the projected AMT credit generated.  The actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and as a result, there were no material impacts to the financial statements.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine-month periods ended September 30, 2007 and 2006, there were no such interest and penalties.

Index

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $102.5 million from upfront and milestone payments from our collaborators. Additionally, since August 2006, we have received $9.0 million for development activities pursuant to the terms of our agreement with AstraZeneca. At September 30, 2007, cash and cash equivalents, along with short-term investments, totaled $78.8 million, an increase of $16.2 million compared to December 31, 2006. The increase in cash was primarily due to the $30 million payment received from AstraZeneca. Expenses for the period were also offset in part by cash receipts for development activities received from AstraZeneca pursuant to our PN collaboration agreement. There is a $4.3 million accounts receivable from AstraZeneca at September 30, 2007. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

We received $15.5 million in operating cash during the nine months ended September 30, 2007 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet includes $4.3 million in accounts receivable for invoiced development activities under the terms of the AstraZeneca agreement. Cash received from financing activities during the period totaled $2.1 million, reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, as used in the Statement of Cash Flows included in our financial statements, cash provided by operating activities totaled $12.6 million for the nine months ended September 30, 2007. Cash provided by operating activities was $13.1 million for the fiscal year ended December 31, 2006 and $6.7 million cash was used in operating activities for the fiscal year ended December 31, 2005. Net cash provided by investing activities during the nine months ended September 30, 2007 totaled $6.5 million, reflecting investing activities associated with the sale of short-term securities. These holdings were reinvested in securities with maturities of three months or less and are classified on our balance sheet as cash and cash equivalents.

As of September 30, 2007, we had $47.6 million in cash and cash equivalents and $31.2 million in short-term investments. Our operating expenses for 2007 and 2008 are expected to increase from the level of our operating expenses in 2006. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are paid by AstraZeneca, as outlined in the agreement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities against us and certain of our current and former officers, in the U. S. District Court for the Middle District of North Carolina, alleging violations of securities laws. These actions were filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 we announced that we had reached an agreement to amicably settle the consolidated class action lawsuit. All claims against us and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. The settlement agreement, which was granted preliminary approval by the court on October 2, 2007, will be funded entirely with proceeds from our directors and officers’ liability insurance and it is the current judgment of management that it is unlikely that this litigation will have a material adverse effect on our results of operations, financial condition or cash flows.

 A purported class action lawsuit claiming violations of securities laws  was filed  on August 10,  2007 in the U.S. District Court for the Middle District of North Carolina by  a  holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Trexima, during the purported class period, July 31, 2006 through August 1, 2007. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, in June 2006 we received an approvable letter relating to our NDA for Trexima, in which the FDA requested additional safety information on Trexima, some of which required new studies. We submitted a full response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us the full response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November response. The FDA also indicated that it is necessary to provide a complete and accurate presentation of these data, which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Trexima. In that letter, the FDA requested that POZEN further address the FDA’s concern about the product’s potential for genotoxicity. The companies met with the FDA in September and filed a response to the second approvable letter in October 2007. The FDA has notified us that it considers the response to be a complete, Class II response (six months) which could result in a new decision date of April 15, 2008. In addition, POZEN is conducting a seven day clinical evaluation of the genotoxic potential of Trexima in human volunteers in the event the FDA requires this information. Results from this evaluation are expected to be available during the first quarter of 2008. If these data are submitted to the FDA, the review period, and the time to approval, may be extended. There are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that further testing in addition to the short-term study in human volunteers we are conducting will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

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

We have incurred significant losses since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $122.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. Our remaining milestone payments under our collaboration agreement with GSK related to Trexima are payable upon FDA approval and notification of GSK’s intent to commercialize Trexima, receipt of which will be delayed as a result of our receipt of a second approvable letter for the product on August 1, 2007. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory (Advisory) based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. For example, we believe that long-term cardiovascular safety studies will be required for NDA approval of any oral lornoxicam product candidate we may develop. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our Trexima, PN or other product candidates that contain NSAIDs. The FDA is also reviewing the safety of two marketed proton-pump inhibitors with respect to the possibility of increased cardiovascular risk. Although, the FDA’s preliminary conclusion was that an observed difference in the risk of heart attacks and other heart-related problems seen in two small studies was not a true effect, the agency has said it will continue to review the issue. Future regulatory action by the FDA could adversely affect or delay the approvability of our PA and PN product candidates that contain proton-pump inhibitors.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for MT 100, which has been approved for sale in the UK, none of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we have received two approvable letters relating to our NDA for Trexima which have communicated FDA’s concerns that have delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Trexima, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Index

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

Index

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

Index

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

It should be noted that the results of any of our preclinical and clinical trial testing are not necessarily predictive of results we will obtain in subsequent or more extensive clinical trials or testing. This may occur for many reasons, including, among others, differences in study design, including inclusion/exclusion criteria, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, our results from the first of our two Phase 3 pivotal clinical trials of Trexima differed from the results of our second Phase 3 clinical trial and from the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Trexima failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Trexima demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Trexima the FDA has expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. While we have submitted data from additional pre-clinical studies conducted by GSK to the FDA and we plan to conduct a short-term clinical study in healthy human volunteers in the event such a clinical study is required by the FDA, we have no guarantee that such data will adequately address the FDA’s concerns.

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

Index

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

Index

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

Five purported class action lawsuits claiming violations of securities laws were filed during 2004 by holders of our securities against us and certain of our current and former officers. These actions were consolidated for pre-trial purposes and a lead plaintiff appointed by the court filed a consolidated amended complaint (amended complaint) on December 20, 2004. The defendants named in the amended complaint were POZEN and John R. Plachetka, our chairman and chief executive officer. The complaint alleged violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) of the Exchange Act against Dr. Plachetka. The amended complaint alleged that we made false and misleading statements concerning our product candidates MT 100 and MT 300 during the class period. On July 10, 2007, we announced that the Company has reached an agreement to amicably settle this action. All claims against the Company and Dr. Plachetka will be dismissed in their entirety without admission of liability or wrongdoing by any party. We believe that the settlement agreement will be funded entirely with proceeds form the Company’s directors and officers’ liability insurance. The settlement agreement was granted preliminary court approval on October 2, 2007.

            A purported class action lawsuit claiming violations of securities laws  was filed  on August 10,  2007 in the U.S. District Court for the Middle District of North Carolina by  a  holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Trexima, during the purported class period, July 31, 2006 through August 1, 2007. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

Index

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

Index

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

Index

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

Index

Our operating expenses for the year ended December 31, 2006 totaled $35.2 million, including non-cash compensation expense of $5.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2004 through 2006, our average annual operating expenses (including average non-cash deferred compensation of $2.4 million) were $30.7 million. We are currently in discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2007 year. At the end of the third quarter 2007 we estimated operating expenses for the 2007 fiscal year to be between $52.0 million and $54.0 million, including $4.2 million of non-cash compensation expenses, related to stock options and other stock-based awards, resulting from our adoption of SFAS 123(R) on January 1, 2006. Increased operating expenses, under that estimate, were expected to be partially offset by revenue of between $18.0 million and $20.0 million for work performed under our collaborative agreement. As of September 30, 2007, we had an aggregate of $78.8 million in cash and cash equivalents and short-term investments. If our operating expenses for the remainder of 2007 and 2008 remain at the level of our operating expenses in  the first nine months of 2007, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Index

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through September 30, 2007, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Index

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

Index

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).
10.1	First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka, dated September 28, 2007.
10.2	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka.
10.3	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka.
10.4	First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka.
10.5	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007.
10.6	First Amendment to Executive Employment Agreement with Marshal E. Reese, Ph.D., dated September 28, 2007.
10.7	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007.
10.8†	Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca, AB.
10.9†	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
November 5, 2007	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 5, 2007	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 5, 2007	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).
10.1	First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka, dated September 28, 2007.
10.2	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka.
10.3	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka.
10.4	First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka.
10.5	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007.
10.6	First Amendment to Executive Employment Agreement with Marshal E. Reese, Ph.D., dated September 28, 2007.
10.7	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007.
10.8†	Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca, AB.
10.9†	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.