Form 10-K
period 2007-12-31
POZEN INC /NC
filed 2008-03-06
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Preferred Share Purchase Right

___________________________________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2007 was approximately $466,879,000. As of February 20, 2008, there were outstanding 29,721,623 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

POZEN INC.
ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “Item 1A --Risk Factors.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

After we establish the proof of concept for an innovative idea, we work with the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application, or NDA, or its foreign equivalent. We then seek a strong pharmaceutical partner to license the product or technology, to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

Our Principal Product Candidates

We have developed Treximet™ (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the proposed brand name for the product candidate combining sumatriptan 85 mg, as the succinate salt, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. The FDA has notified us that it has tentatively accepted the trade name Treximet™, subject to final approval of the NDA for the product.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. We, along with GSK, met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November 2006 response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Treximet. In that letter, the FDA requested that POZEN further address the FDA’s concern about the product’s potential for genotoxicity. Together with GSK, we met with the FDA in September 2007 and filed a response to the second approvable letter in October 2007. The submission included, in addition to a required routine Safety Update and updated product labeling, the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay. The FDA notified us that it considered the response to be a complete, Class II response (six month review) which could result in a new decision date of April 15, 2008. In addition, we conducted a clinical evaluation of the genotoxic potential of Treximet in human volunteers. The results from this study, which were submitted to the FDA on January 14, 2008, indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. We believe that the submission of this additional data will not result in any change to the April 15, 2008 decision date; however, the FDA could decide to extend the date in order to have additional time to review this data.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007. We began the Phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA32540 will be similar to our PN product development program. The objective of the program will be to establish that patients taking our PA32540 product have fewer gastric ulcers than patients taking enteric coated, or EC, 325 mg aspirin over the study treatment period. An investigational new drug application, or IND, was filed in the fourth quarter of 2007 and Phase 3 studies could begin as early as the third quarter of 2008.

In addition, we are exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan) to treat pain or other pain-related indications. These product candidates, which are being developed under an exclusive license agreement with Nycomed Danmark ApS, or Nycomed, grant us certain rights to develop and commercialize products containing lornoxicam. We have filed INDs with the FDA for an oral and an injectable lornoxicam formulation.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2007, our accumulated deficit was approximately $127.2 million. We record revenue under two categories: licensing revenues and development revenues. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. For the year ended December 31, 2007, our research and development expenses represented approximately 78% of our total operating expenses.

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

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Treximet, our PN and PA product candidates and our other product candidates in the clinical and regulatory process;

•	The ability of GSK to successfully launch and market Treximet in the U.S.;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates.

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

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing drugs for the treatment of acute and chronic pain and other pain-related conditions. The principal elements of our business strategy are to:

•
Develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is on obtaining regulatory approval of Treximet and the clinical development of our PN and PA product candidates. A key element of our strategy is to establish collaborations with leading corporations to commercialize our product candidates, and we have entered into and expect to continue to enter into such commercialization collaborations.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2007 total triptan sales in the U.S. were approximately $2.3 billion. Imitrex®, marketed by GSK, is the leading triptan product. There are currently three types of Imitrex formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for Imitrex of all three of these formulations totaled approximately $1.3 billion in 2007. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

MT 400/Treximet

In June 2006, we received an approvable letter from the FDA related to the NDA for Treximet. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Treximet is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Treximet, some of which required new studies. After meeting with the FDA in July 2006, we and GSK submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet considered complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November 2006 response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Treximet. In that letter, the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. Together with GSK, we met with the FDA in September 2007 and submitted a response in October 2007 to the second approvable letter. The submission included, in addition to a required routine Safety Update and updated product labeling, the results of three non-clinical (in vitro) studies that provided clarifying information about the CHO assay. The FDA notified us that it considered the response to be a complete, Class II response (six month review) which could result in a new decision date of April 15, 2008.

In addition, we conducted a clinical evaluation of the genotoxic potential of Treximet in human volunteers in the event the FDA required this information. The results from this study, which were submitted to the FDA on January 14, 2008, indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. We believe that the submission of this additional data will not result in any change to the April 15, 2008 decision date; however, the FDA could decide to extend the date in order to have additional time to review this data.

As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct pre-approval market support studies for Treximet under our IND.

           We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Treximet. In the second approvable letter from FDA for Treximet which we received on August 1, 2007, the FDA requested that POZEN further address its concern about the potential implications from one preclinical in vitro chromosomal aberration study, and one of four standard genotoxicity assays, in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. Together with GSK, we met with the FDA to discuss the proposed plan for addressing their concerns and we filed a response to the approvable letter in October which contained new non-clinical information. We also conducted and submitted the results from a short-term clinical study of the genotoxic potential of Treximet in human volunteers. However, it is unknown whether the non-clinical and clinical data submitted will adequately address the FDA’s concerns and there are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that testing in addition to the short-term clinical study we performed will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

We incurred $0.9 million in direct development costs associated with the development of MT400/Treximet for the year ended December 31, 2007 and have incurred $25.5 million in costs from inception to date. We billed GSK $1.1 million for Treximet activities for the year ended December 31, 2007 and billed $1.9 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 100

In October 2002, we submitted a Market Authorization Application, or MAA, for MT 100 for the acute treatment of migraine to the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom, or UK. In November 2005, we received notification that the MHRA had granted us marketing approval for MT 100 in the UK. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium. Since our efforts to sell or otherwise dispose of the MT 100 asset to a third party have been unsuccessful, we have withdrawn the MAA for MT 100 and have ceased all development and other activities relating to the product.

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred direct development costs associated with the development of MT 100 of $0.3 million for the year ended December 31, 2007, and we have incurred $40.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred direct development costs associated with the development of MT 300 of $0.1 million for the year ended December 31, 2007, and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2007, approximately 89 million anti-arthritis NSAID prescriptions were dispensed for the management of pain. Of these prescriptions, an estimated 60% of uses were for chronic therapy. Prescription sales of anti-arthritis NSAIDs in the U.S. in 2007 were $2.8 billion. In spite of their widespread use and apparent safety, there are approximately 16,500 deaths and 100,000 hospitalizations yearly resulting from gastrointestinal complications attributed to the use of NSAIDs. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of EC naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to EC naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn® with respect to the naproxen component.

In early 2006, we submitted a Special Protocol Assessment, SPA, to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. We are currently conducting two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed, based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will likely need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the U.S., including interactions with regulatory agencies.

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

We incurred direct development costs associated with the development of our PN program of $25.2 million for the year ended December 31, 2007 and we have incurred $43.1 million from inception to date, $22.7 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PA Program

As part of our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program.

Our initial PA product candidate, PA32540, is currently in formulation and early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of a formulation of PA32520 containing 325 mg of aspirin and 20 mg of omeprezole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We recently completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results were numerically different, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastro intestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the new PA 32540 tablet showed no gastro intestinal damage at all as compared to < 50% with the PA 32520 tablet. We met with the FDA in July 2007 and confirmed that the development program for PA will be similar to our PN product development program. The objective of the program will be to provide a cardioprotective form of aspirin that causes fewer gastric ulcers than aspirin alone. To achieve that goal, we must prove bioequivalence to EC aspirin to allow PA product candidates to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin and to establish that patients taking our PA product have fewer gastric ulcers than patients taking EC 325 mg aspirin over the study treatment period. An IND was filed in the fourth quarter of 2007 and Phase 3 studies could commence as early as the third quarter of 2008.

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

We incurred direct development costs associated with the development of our PA program of $5.8 million during the year ended December 31, 2007, and we have incurred $7.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We incurred no direct development costs associated with the development of our lornoxicam program for the year ended December 31, 2007, and we have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. GSK had proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, but this brand name was not acceptable to the FDA. The FDA has notified us that it has tentatively accepted the trade name Treximet, subject to final approval of the NDA for the product. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Treximet NDA. Additionally, GSK is obligated to make payments to us in a total amount of $20.0 million upon FDA approval of the Treximet NDA and GSK’s notification of intent to commercialize Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10 million payment upon execution of the amendment and a $20 million payment in recognition of the achievement of successful proof of concept. An additional $55 million will be paid upon achievement of certain development and regulatory milestones, and $260 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160 million, of which $20 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175 million.

In addition, the amendment revised the royalty rates we were to have received under the original agreement. Under the original agreement, we were to receive a royalty based on annual net sales by AstraZeneca, its affiliates or sublicensees during the royalty term. The royalty rate varied based on the level of annual net sales of products made by AstraZeneca, its affiliates and sublicensees, ranging from the mid-single digits to the mid-teens. Under the Amendment, we will now receive a flat, low double digit royalty rate during the royalty term on annual net sales of products made by AstraZeneca, its affiliates and sublicensees, in the U.S. and royalties ranging from the mid-single digits to the high-teens on annual net sales of products made by AstraZeneca, its affiliates and sublicensees outside of the U.S. The amendment also revises the rate of reduction to the royalty rate based upon loss of market share due to generic competition inside and outside of the U.S. to account for the new royalty structure.

Our right to receive royalties from AstraZeneca for the sale of such products under the collaboration and license agreement, as amended, expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

We retain responsibility for the development and filing of the NDA for the product in the U.S. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We have agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement established joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

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

In October 2001, we entered into a Commercial Supply Agreement with Lek Pharmaceuticals Inc., or Lek, a subsidiary of Novartis Pharma AG, under which Lek agreed to provide us with dihydroergotamine mesylate, or DHE, the active pharmaceutical ingredient of MT 300. We agreed to purchase DHE exclusively from Lek, which exclusivity is dependent upon Lek’s ability to meet our supply requirements and certain other conditions. Lek may, upon 90 days’ notice to us, convert its exclusive supply obligation under the agreement to a non-exclusive obligation. The agreement provides that we will pay Lek, under certain circumstances, a fee in addition to the agreed supply price for DHE, based on a percentage of MT 300 sales revenue. The initial term of the agreement terminates on the fifteenth (15th) anniversary of the date of the first commercial sale of MT 300, but is automatically renewed on an annual basis thereafter unless canceled or terminated. Either party may cancel the agreement upon a material breach. We may terminate the agreement if we elect to stop development or commercialization of MT 300, or after a period of time specified in the agreement. In addition, Lek may terminate the agreement after a certain period of time, under agreed transition, supply and know-how transfer provisions, if Lek decides to permanently cease the manufacture of DHE.

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2007, total triptan sales in the U.S. were approximately $2.3 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $1.3 billion in 2007, according to IMS.

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

The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.6 billion in 2007, of which 70% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

Our potential lornoxicam product candidates include oral and injectable products addressing unmet needs in several markets in the pain category. According to IMS in 2007, the injectable non-narcotic analgesic market segments, where lornoxicam has potential applications, totaled $43 million (primarily ketorolac) in the U.S. The oral solid pain segments, where lornoxicam may have potential as a single entity or combination product, include the oral narcotic analgesic, oral NSAID/non-narcotic analgesic and oral muscle relaxant segments, which totaled approximately $5.3 billion, $3.1 billion, and $0.9 billion, respectively, in the U.S. in 2007 according to IMS.

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

We have ten issued U.S. patents and three pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

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

Oppositions were filed against the issued European patent in October 2005 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. We filed a response to these oppositions in May 2006, and in March 2007, the Opposition Division of the European Patent Office called for oral proceedings. During the oral proceedings and in the written opinion subsequently provided, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence.

We also have an issued U.S. patent with claims relating to formulations of MT 400 which, we expect to expire in October 2025. We have additional pending U.S. and foreign patent applications with claims directed to formulations of MT 400 which, if issued, we expect to expire between December 2023 and March 2027.

PN/PA

We have issued patents in the U.S., Australia, Mexico and Eurasia, with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patents also have claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDs and to various treatment methods involving such compositions. The issued U.S. patent will expire on February 28, 2023. We expect the foreign patents, as well as additional patents which issue from the pending applications, to expire on May 31, 2022.

MT 100

We have three issued U.S. patents with claims relating to dosage forms that can be used in administering metoclopramide and a long-acting NSAID to a patient with migraine headache and claims relating to various pharmaceutical compositions and treatment methods that can be used with migraine patients. Within these issued U.S. patents are also claims relating to a method of manufacturing a specific type of dosage form. We submitted one of our issued U.S. patents for reissue after determining that certain specified claims that are not central to our protection of MT 100 should not have been issued. A third party filed a protest regarding the reissuance of that MT 100 patent. In April 2006, we received an office action on the reissue application and, consistent with our decision not to devote further resources to the development of this product in the U.S., abandoned the reissue application in January 2007. We were issued patents in Australia, Europe, Japan, and Canada. Consistent with our decision not to devote further resources to the development of MT 100, we began abandoning MT 100 patents and patent applications worldwide during 2007, and expect to continue to do so throughout 2008.

MT 300

With respect to MT 300, we received U.S., as well as European, Australian and other foreign patents relating to a high potency formulation of DHE and formulations of DHE in a pre-filled syringe. The expected expiration date of all of the U.S. and foreign patents relating to MT 300 is March 15, 2020. We began abandoning our foreign issued patents and our pending foreign patent applications relating to MT 300 during 2006 and 2007.

Exploratory Programs

We have filed U.S. and international patent applications with claims directed to novel compositions and formulations for new product concepts that are currently in the exploratory stage. If we pursue these provisional applications into prosecution as regular patent applications, any patents which issue from these applications would be expected to expire between 2026 and 2028.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, or FFDCA, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2007 for the fiscal year 2008, the user fee for an application requiring clinical data, such as an NDA, is $1,178,000. PDUFA also imposes an annual product fee for marketed prescription drugs ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.
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

The status of the NDAs we have submitted to the FDA for Treximet, MT 100 and MT 300 is discussed above in “Status of Our Product Candidates and Exploratory Programs - MT 400/Treximet”, “Status of Our Product Candidates and Exploratory Programs – MT 100” and “Status of Our Product Candidates and Exploratory Programs – MT 300.”

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

Before a medicinal product can be supplied in the European Union, or EU, it must first be granted a marketing authorization. There are three routes by which this may be achieved: the centralized procedure whereby a single European license is granted by the European Commission permits the supply of the product in question throughout the EU or the decentralized, or DC, or mutual recognition, or MRP, procedures through which the views of one national authority (Reference Member State, or RMS) are “recognized” by other authorities (Concerned Member States, or CMS) when conducting their reviews; the DC applies if the medicinal product in question has not yet received a marketing authorization in any member state at the time of the application whereas the MRP applies to a currently approved medicinal product. These latter two processes lead to individual licenses in each member state for the supply of products in that country only. The centralized route is compulsory for biotechnology products and is optional for certain so-called ‘high technology’ products and products containing entirely new active substances. All products which are not authorized by the centralized route must be authorized by the DC or MRP unless the product is designed for use in a single country in which case a National Application can be made.

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

The status of our MAA for MT 100 is discussed above under “Status of Our Product Candidates and Exploratory Programs — MT 100.”

In making an application for a new medicinal product not governed compulsorily by the centralized procedure, typically use will be made of the DC although the MRP would be used if a marketing authorization were first secured in an RMS. The procedural steps for the DC and the MRP are governed by Directive 2001/83/EC, as amended, and are described in the Notice to Applicants, Volume 2A Chapter 2 - Mutual Recognition (updated version - November 2005). The procedures provide for set time periods for each process (DC - 120 days; MRP – 90 days) but if consensus is not reached between all the CMS and the RMS in that time, the application is referred to arbitration through the Co-ordination Group for Mutual Recognition and Decentralized Procedures, or CMD, with referral to the Committee for Human Medicinal Products, or CHMP. If a referral is made, the procedure is suspended; marketing of the product would only be possible in the RMS in the case of an MRP. The opinion of the CMD/CHMP, which is binding, could support or reject the objections or alternatively reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may require the delivery of additional data.

Once granted, any Marketing Authorization Application, or MAA, remains subject to pharmacovigilance and all competent authorities have the power to vary, suspend or revoke an MAA on grounds of safety.

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

Employees

As of January 31, 2008, we had a total of 35 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 35 employees, 19 hold advanced degrees, including nine with M.D., Pharm.D. or Ph.D. degrees.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 1, 2008, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	54	Chairman, President and Chief Executive Officer

William L. Hodges	53	Senior Vice President, Finance and Administration, Chief Financial Officer

Marshall E. Reese, Ph.D.	62	Executive Vice President, Product Development

Gilda M. Thomas	53	Senior Vice President, General Counsel

John E. Barnhardt	58	Vice President, Finance & Administration

Everardus Orlemans , Ph.D.	51	Senior Vice President, Clinical Research

John G. Fort, M.D.	53	Chief Medical Officer

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

William L. Hodges joined POZEN in August 2004 as Senior Vice President of Finance and Administration and Chief Financial Officer. Mr. Hodges began his career in the pharmaceutical industry with Burroughs Wellcome Co. in 1985. In 1991, he moved to London and worked in Group Finance for the Wellcome Foundation, Ltd. within Group Finance. Mr. Hodges worked on mergers and acquisitions and was Regional Controller for Northern Europe and Japan. In 1993, he returned to Burroughs Wellcome in North Carolina as Director of Procurement. Mr. Hodges was Vice President, Corporate Planning and Business Support at GlaxoWellcome before being appointed acting Senior Vice President and CFO for the fifteen months leading up to the merger between GlaxoWellcome plc and SmithKline Beecham plc which was completed in December of 2000. Prior to joining POZEN, Mr. Hodges was Senior Vice President and CFO of Pergo, Inc. located in Raleigh, North Carolina. Mr. Hodges received his B.S. from the University of North Carolina at Chapel Hill and is a Certified Public Accountant.

Marshall E. Reese, Ph.D. joined POZEN in October 2004 as Executive Vice President of Product Development. From July 1999 to July 2003, Dr. Reese was employed at the Swiss-based pharmaceutical company Novartis as Senior Vice President and Global Head of Research and Development, Consumer Health Care. Prior to joining Novartis in 1999, Dr. Reese held several senior executive positions at Glaxo Inc. and GlaxoWellcome, including Vice President of Global OTC Development and Manufacturing with GlaxoWellcome, based in the United States, and Vice President of Development Planning and International OTC Strategies for Glaxo and GlaxoWellcome, in both the United States and the United Kingdom. Dr. Reese received his B.S., M.S., and Ph.D. degrees from the University of Tennessee at Knoxville. Dr. Reese has informed the Company of his intention to retire later in 2008.

Gilda M. Thomas joined POZEN in January of 2007 as Senior Vice President and General Counsel. Prior to joining POZEN, Ms. Thomas was Vice President, General Counsel and company secretary at EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany from July 2001 to December 2006. Prior to joining EMD, she spent 14 years at Burroughs Wellcome Co., which merged into Glaxo Welcome, Inc. At Glaxo Wellcome Ms. Thomas was Associate General Counsel responsible for the 13 member corporate section of the legal department. Ms. Thomas received her J.D. from Harvard Law School, a M.S. from Simmons College and a B.A. from Wellesley College.

John E. Barnhardt, joined POZEN in 1997 as Vice President, Finance and Administration and Principal Accounting Officer. Prior to joining POZEN, Mr. Barnhardt held finance and accounting positions with publicly traded companies beginning in 1988. These positions included Chief Financial Officer of Medco Research, Inc., engaged in the research and development of pharmaceutical products primarily for the diagnosis and treatment of cardiovascular disease, and Principal Accounting Officer of Microwave Laboratories, Inc., a defense contractor developing and manufacturing traveling wave tubes for electronic countermeasure systems. Mr. Barnhardt received his B.S. in Zoology from North Carolina State University, and while employed at Ernst & Ernst (now Ernst & Young LLP), became a Certified Public Accountant.

Everardus Orlemans, Ph.D. joined POZEN in November 2005 as Vice President, Clinical Research and was promoted to Senior Vice President, Clinical Research in August 2007. Dr. Orlemans began his professional career with Organon NV, a pharmaceutical company based in the Netherlands, before transferring to its U.S. subsidiary, Organon Pharmaceuticals USA, Inc., where his most recent position was Executive Director of the Clinical Development Unit. Dr. Orlemans was an employee of Organon NV and/or its U.S. Subsidiary from October 1988 to March 2005. He received a M.S. in Chemistry from Catholic University of Nijmegen in the Netherlands and his Ph.D. degree from the University of Twente, also located in the Netherlands.

John G. Fort, M.D. joined POZEN in July 2007 as Chief Medical Officer. Prior to joining POZEN, Dr. Fort was Vice President, Medical Affairs at Adolor Corporation and held positions with Pfizer Inc., including Vice President, Medical Affairs, and was Vice President, Arthritis and Pain at G.D. Searle & Co., Monsanto Corporation from September 1994 to December 2003. Prior to joining the pharmaceutical industry, he was an Associate Professor of Medicine at Thomas Jefferson University, Division of Rheumatology. Dr. Fort received his M.D. from the University of Valencia Faculty of Medicine and is board certified in internal medicine with a subspecialty certification in rheumatology.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, in June 2006 we received an approvable letter relating to our NDA for Treximet, in which the FDA requested additional safety information on Treximet, some of which required new studies. We submitted a full response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us the full response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November 2006 response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Treximet. In that letter, the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. The companies met with the FDA in September and filed a response to the second approvable letter in October 2007. The FDA notified us that it considered the response to be a complete, Class II response (six month review) which could result in a new decision date of April 15, 2008. In addition, we conducted a seven day clinical evaluation of the genotoxic potential of Treximet in human volunteers, the results of which were submitted to the FDA on January 14, 2008. We believe that the submission of this additional data will not result in any change to the April 15, 2008 decision date; however, the FDA could decide to extend the date in order to have additional time to review this data. There are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that further testing in addition to the short-term study in human volunteers we have conducted will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

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

We have incurred significant losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $127.2 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing of payments that we may receive from others. We expect to continue to incur significant operating losses and do not know when, if and to what extent we will generate product revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. Our remaining milestone payments under our collaboration agreement with GSK related to Treximet are payable upon FDA approval and notification of GSK’s intent to commercialize Treximet, receipt of which will be delayed as a result of our receipt of a second approvable letter for the product on August 1, 2007. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. For example, we believe that long-term cardiovascular safety studies will be required for NDA approval of any oral lornoxicam product candidate we may develop. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our Treximet, PN or other product candidates that contain NSAIDs.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for MT 100, which had been approved for sale in the UK, but for which the MAA has been withdrawn, none of our product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we have received two approvable letters relating to our NDA for Treximet which have communicated FDA’s concerns that have delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, as well as under our lornoxicam license agreement with Nycomed described above, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we are currently experiencing as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation.

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to work with us on Treximet or any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

Because we do not believe it is possible to convince the FDA to reverse its conclusion as stated in its not-approvable letter for MT 300, we do not expect to receive any revenue from sales of MT 300 in the U.S.

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

It should be noted that the results of any of our preclinical and clinical trial testing are not necessarily predictive of results we will obtain in subsequent or more extensive clinical trials or testing. This may occur for many reasons, including, among others, differences in study design, including inclusion/exclusion criteria, the variability of patient characteristics, including patient symptoms at the time of study treatment, the larger scale testing of patients in later trials, or differences in formulation or doses of the product candidate used in later trials. For example, our results from the first of our two Phase 3 pivotal clinical trials of Treximet differed from the results of our second Phase 3 clinical trial and from the Phase 2 proof-of-concept trial of MT 400 that we conducted prior to entering into our collaboration with GSK. Whereas in the Phase 2 trial statistical significance was reached at two hours over placebo in the relief of all associated symptoms of migraine (nausea, photophobia and phonophobia), in the first Phase 3 study Treximet failed to achieve statistical significance at two hours compared to placebo in the relief of nausea. In the second Phase 3 pivotal clinical trial, Treximet demonstrated superiority over the individual components measured by sustained pain-free response (p<0.001 vs. naproxen; p=0.009 vs. sumatriptan) and met all other regulatory endpoints versus placebo.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA has expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. While we submitted data from additional pre-clinical studies conducted by GSK to the FDA and from a short-term clinical study in healthy human volunteers, we have no guarantee that such data will adequately address the FDA’s concerns.

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA requested additional safety information on Treximet in the approvable letter we received in June 2006 relating to our NDA for Treximet, which required conduct of additional studies. We submitted a full response to the FDA’s approvable letter in November 2006, but were told by the FDA that it was not a complete submission and that additional analyses and supporting information relating to the new data were required. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which must sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter in which the FDA raised an additional concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan.

Further, although we believe that we provided the necessary data to support approval of the NDAs for MT 100 and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 and have withdrawn the MAA for the product in the U.K.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we have experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the Treximet NDA, and as we have previously experienced as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

Five purported class action lawsuits were filed during 2004 by holders of our securities, with those actions filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 we announced that we had reached an agreement to amicably settle the consolidated class action lawsuit and on December 10, 2007, the Court entered an order giving its final approval to the settlement agreement. No appeal to the order was taken and, accordingly, this litigation has been dismissed with prejudice. The settlement agreement was entirely funded with proceeds from our directors’ and officers’ liability insurance.

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. Such opposition proceedings and related appeals may not be resolved for several years, and may result in the partial or total revocation of the issued patent. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. As a result of these oppositions and subsequent proceedings, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT 1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our human clinical trials in an amount equal to up to $10.0 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of Treximet and future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the year ended December 31, 2007 totaled $51.4 million, including non-cash compensation expense of $4.3 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2005 through 2007, our average annual operating expenses (including average non-cash deferred compensation of $3.6 million) were $38.2 million. We will continue discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2008 year. As of December 31, 2007, we had an aggregate of $73.9 million in cash and cash equivalents and short-term investments. If our operating expenses for 2008 and 2009 remain at the level of our operating expenses in 2007, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. Dr. Reese has informed the Company of his intention to retire later in 2008. The company anticipates an orderly transition of Dr. Reese’s responsibilities to other key POZEN employees. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through December 31, 2007, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and four of our stockholders and their affiliates beneficially hold approximately 30% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our chief executive officer and one of our directors may sell up to an aggregate of 1,180,000 shares pursuant to Rule 10b5-1 trading plans. Sales under those plans began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may offer up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 3. Legal Proceedings

Five purported class action lawsuits were filed during 2004 by holders of our securities, with those actions filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against us and Dr. John R. Plachetka, our chairman and chief executive officer, arising out of allegedly false and misleading statements made by us concerning our product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 we announced that we had reached an agreement to amicably settle the consolidated class action lawsuit and on December 10, 2007, the Court entered an order giving its final approval to the settlement agreement. No appeal to the order was taken and, accordingly, this litigation has been dismissed with prejudice. The settlement agreement was funded with proceeds from our directors’ and officers’ liability insurance.

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s ’s CommonEquity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on The National Market (now known as The NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 26, 2008, we estimate that we had approximately 111 stockholders of record and approximately 12,203 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2007 Fiscal Year	High	Low
First Quarter	$17.52	$13.83
Second Quarter	$19.11	$13.38
Third Quarter	$19.75	$8.29
Fourth Quarter	$12.94	$8.94

	Price Range
2006 Fiscal Year	High	Low
First Quarter	$18.62	$9.41
Second Quarter	$16.94	$5.26
Third Quarter	$13.35	$5.95
Fourth Quarter	$18.25	$11.65

On February 26, 2008, the closing price for our common stock as reported by The NASDAQ Global Market was $12.64. We paid no cash dividends in 2007. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,445,417	$9.60	2,063,761
Equity compensation plans not approved by security holders	—	—	—
Total	3,445,417	$9.60	2,063,761
________

(1)	Excludes 116,785 restricted stock units issued under our 2000 Equity Compensation Plan, as amended and restated, to our president and chief executive officer along with our board of directors members.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2002 through December 31, 2007 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among POZEN Inc., The NASDAQ Composite Index,
The NASDAQ Pharmaceutical Index And The NASDAQ Biotechnology Index

* $100 invested on 12/31/02 in stock or index-including reinvestments of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,					Period from September 25, 1996 (inception) through December 31, 2007
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing revenue	$3,717	$22,562	$28,419	$8,682	$34,459	$97,839
Development revenue	—	526	228	4,835	18,985	24,574

Total revenue	3,717	23,088	28,647	13,517	53,444	122,413
Operating expenses:
General and administrative	9,211	8,661	9,185	12,822	11,474	74,369
Research and development	9,904	20,399	18,769	22,359	39,963	188,331

Total operating expenses	19,115	29,060	27,954	35,181	51,437	262,700
Interest income (expense), net	535	711	1,266	2,354	3,326	14,723

Income (loss) before income tax expense	(14,863)	(5,261)	1,959	(19,310)	5,333	(125,563)
Income tax expense	—	—	—	—	(667)	(667)

Net income (loss)	(14,863)	(5,261)	1,959	(19,310)	4,666	(126,230)
Non-cash preferred stock charge	—	—	—	—	—	27,617
Preferred stock dividends	—	—	—	—	—	934
Common stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(14,863)	$(5,261)	$1,959	$(19,310)	$4,666	$(154,781)

Basic net income (loss) per common share	$(0.52)	$(0.18)	$0.07	$(0.66)	$0.16

Shares used in computing basic net income (loss) per common share	28,329	28,749	28,939	29,225	29,593

Diluted net income per common share	$(0.52)	$(0.18)	$0.07	$(0.66)	$0.15

Shares used in computing diluted net income per common share	28,329	28,749	29,623	29,225	30,581

	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,481	$51,764	$45,838	$62,582	$73,942
Total assets	61,513	53,296	46,687	67,141	77,387
Total liabilities	25,883	21,585	12,788	43,027	42,136
Accumulated deficit	(109,219)	(114,480)	(112,521)	(131,831)	(127,165)
Total stockholders’ equity	35,630	31,711	33,899	24,114	35,251

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

After we establish the proof of concept for an innovative idea, we work with the U.S Food and Drug Aministration, or the FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application, or NDA, or its foreign equivalent. We then seek a strong pharmaceutical partner to license the product or technology, to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the market place value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

We have developed TreximetTM in collaboration with GlaxoSmithKline, or GSK. Treximet is the proposed brand name for the product candidate combining sumatriptan 85 mg, as the succinate salt, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. The FDA, has notified us that it has tentatively accepted the trade name Treximet™, subject to final approval of the NDA for the product.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and an NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. Together with GSK, we met with the FDA in July 2006 to discuss the approvable letter and we submitted a response to the FDA’s approvable letter in November 2006. In December 2006, the FDA told us that our response was not a complete submission and requested that we provide additional analyses and supporting information relating to the data we submitted in our November 2006 response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Treximet. In that letter, the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. Together with GSK, we met with the FDA in September 2007 and filed a response to the second approvable letter in October 2007. The submission included, in addition to a required routine Safety Update and updated product labeling, the results of three non-clinical (in vitro) studies that provide clarifying information about the Chinese Hamster Ovary, or CHO, assay. The FDA notified us that it considered the response to be a complete, Class II response (six month review) which could result in a new decision date of April 15, 2008. In addition, we conducted a clinical evaluation of the genotoxic potential of Treximet in human volunteers. The results of this study, which were submitted to the FDA on January 14, 2008, indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. We believe that the submission of this additional data will not result in any change to the April 15, 2008 date; however, the FDA could decide to extend the date in order to have additional time to review this data.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet using our PN formulation technology, which was amended in September 2007. We began the phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

Another product candidate program (our PA program), a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded under our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA32540 will be similar to our PN product development program. The objective of the program will be to establish that patients taking our PA32540 product have fewer gastric ulcers than patients taking enteric coated, or EC, 325 mg aspirin over the study treatment period. An IND was filed in the fourth quarter of 2007 and Phase 3 studies could begin as early as the third quarter of 2008.

In addition, we are exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan) to treat pain or other pain-related indications. These product candidates, which are being developed under an exclusive license agreement with Nycomed Danmark ApS (Nycomed), grant us certain rights to develop and commercialize products containing lornoxicam. We have filed Investigational New Drug Applications, or INDs, with the FDA for an oral and an injectable lornoxicam formulation.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of December 31, 2007, our accumulated deficit was approximately $127.2 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented 72% of our total operating expenses. For the year ended December 31, 2007, our research and development expenses represented approximately 78% of our total operating expenses.

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

We expect that we may incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of Treximet, our PN and PA product candidates and our other product candidates in the clinical and regulatory process;

•	The ability of GSK to successfully launch and market Treximet in the U.S.;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates.

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

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were, $13.4 million for the fiscal year ended December 31, 2005, $15.4 million for the fiscal year ended December 31, 2006, and $33.7 million for the fiscal year ended December 31, 2007. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $4.6 million for the fiscal year ended December 31, 2005, $6.4 million for the fiscal year ended December 31, 2006, and $5.9 million for the fiscal year ended December 31, 2007. Total compensation for 2006 and 2007, respectively included a $1.8 million and a $1.2 million charge for non-cash compensation for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Other research and development department costs were $0.8 million for the fiscal year ended December 31, 2005, $0.6 million for the fiscal year ended December 31, 2006, and $0.4 million for the fiscal year ended December 31, 2007.

Treximet. In June 2006, we received an approvable letter from the FDA related to the NDA for Treximet. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. The approvable letter reflected that the FDA has determined that Treximet is effective as an acute treatment for migraine headaches. The FDA requested additional safety information on Treximet, some of which required new studies. After meeting with the FDA in July 2006, together with GSK, we submitted a response to the approvable letter in November 2006 using additional data from GSK sponsored clinical trials. In December 2006, we received notification that the response was not yet considered complete. Specifically, the FDA requested that we provide additional analyses and supporting information relating to the data we submitted in our November 2006 response. The FDA also indicated that it was necessary to provide a complete and accurate presentation of these data which had to sufficiently address their safety concerns, including cardiovascular safety. We worked with GSK to compile and format the additional data requested by the FDA and delivered a revised full response to the FDA in early February 2007. On August 1, 2007, we received a second approvable letter from the FDA for Treximet. In that letter, the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. The companies met with the FDA in September and submitted a response in October to the approvable letter. The submission included, in addition to a required routine Safety Update and revised product labeling, the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay. The FDA notified us that it considered the response to be a complete, Class II response (six months) which could result in a new decision date of April 15, 2008.

In addition, we conducted a clinical evaluation of the genotoxic potential of Treximet in human volunteers in the event the FDA required this information. The results of this study, which were submitted to the FDA on January 14, 2008, indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. We believe that the submission of this additional data will not result in any change to the April 15, 2008 decision date; however, the FDA could decide to extend the date in order to have additional time to review this data.

As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct pre-approval market support studies for Treximet under our IND.

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of Treximet. In the second approvable letter from FDA for Treximet which we received on August 1, 2007, the FDA requested that we further address its concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We and GSK met with the FDA to discuss the proposed plan for addressing their concerns and we filed a response to the approvable letter in October which contained new non-clinical information. We also conducted and submitted the results from a short-term clinical study of the genotoxic potential of Treximet in human volunteers. However, it is unknown whether the non-clinical and clinical data submitted will adequately address their concerns and there are no guarantees that the FDA will find our response to the second approvable letter to be sufficient, that testing in addition to the short-term clinical study we performed will not be needed to address the FDA’s concerns described in the second approvable letter or to address other issues the FDA may raise in the future, that additional warnings will not be required on the product labeling, or that the FDA will approve the NDA. In the event that additional clinical trials or other research and development activities are required, under our agreement, GSK will be responsible for the costs of such additional trials or activities, except for our personnel-related costs. Further, we have no assurance that GSK will continue with the development of the product in the event of additional delays in obtaining marketing approval.

We incurred direct development costs associated with the development of the MT400/Treximet of $5.4 million during the fiscal year ended December 31, 2005, $0.2 million during the fiscal year ended December 31, 2006, $0.9 million during the fiscal year ended December 31, 2007 and we have incurred $25.5 million from inception to date. We billed GSK $228k for Treximet activities during fiscal year ended December 31, 2005, $44k during fiscal year ended December 31, 2006, $1.1 million during fiscal year ended December 31, 2007, and $1.4 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program. Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing and AstraZeneca will commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of EC naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to enteric-coated naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn® with respect to the naproxen component.

In early 2006, we submitted a Special Protocol Assessment, or SPA, to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. We are currently conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study and a smaller study in patients at high risk of gastrointestinal related events from NSAIDs.

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

We incurred direct development costs associated with the development of our PN program of $3.9 million during the fiscal year ended December 31, 2005, $9.7 million during the fiscal year ended December 31, 2006, $25.2 million during the fiscal year ended December 31, 2007 and we have incurred $43.1 million from inception to date, $22.7 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PA Program. As part of our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone, in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN but we have retained all rights to this program.

Our initial PA product candidate, PA32540, is currently in formulation and early-stage clinical development. We completed a Phase 1 proof of concept study of a formulation of PA32520 containing 325 mg of aspirin and 20 mg of omeprezole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We recently completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results were numerically different, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in GI damage with the higher strength PA32540 tablet as compared with 325mg EC aspirin (2.5% vs 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the new PA32540 tablet showed no GI damage at all as compared to < 50% with eth 20mg version of PA32520 tablet. We met with the FDA in July 2007 and confirmed that the development program for PA will be similar to our PN product development program. The objective of the program will be to provide a cardioprotective form of aspirin that causes fewer gastric ulcers than aspirin alone. To achieve that goal, we must prove bioequivalence to EC aspirin to allow us to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin and to establish that patients taking our PA product have fewer gastric ulcers than patients taking EC 325mg aspirin over the six month study treatment period. An IND was filed in the fourth quarter of 2007 and Phase 3 studies could commence as early as the third quarter of 2008.

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

We incurred direct development costs associated with the development of our PA program of $0.4 million prior to 2006, $1.3 million during the year ended December 31, 2006, $5.8 million during the year ended December 31, 2007 and have incurred $7.5 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We incurred direct development costs associated with the development of our lornoxicam program of $2.6 million for the fiscal year ended December 31, 2005, and $3.4 million for the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2007 we incurred no direct development costs and have incurred $8.6 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

MT 100. In October 2002, we submitted a Market Authorization Application (MAA) for MT 100 for the acute treatment of migraine to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK). In November 2005, we received notification that the MHRA had granted us marketing approval for MT 100 in the UK. In May 2004, we received a not-approvable letter from the FDA with respect to our NDA for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium. Since our efforts to sell or otherwise dispose of the MT 100 asset to a third party have been unsuccessful, we have withdrawn the MAA for MT 100 and have ceased all development and other activities relating to the product.

We are not currently conducting and do not plan to conduct any clinical trials for MT 100 and do not expect to incur any additional significant development costs related to MT 100. We incurred direct development costs associated with the development of MT 100 of $0.9 million for the fiscal year ended December 31, 2005, $0.1 million for the fiscal year ended December 31, 2006, $0.3 million for the fiscal year ended December 31, 2007, and $40.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred direct development costs associated with the development of MT 300 of $0.1 million for the fiscal year ended December 31, 2005, $0.1 million for the fiscal year ended December 31, 2006, $0.1 million for the fiscal year ended December 31, 2007, and $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

We record revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, royalty payments based on future product sales and withdrawal fees if certain conditions are met. We recognize revenue under these agreements in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition” as amended by SAB 104 “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”

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

With regard to the development revenues, our licensing agreements may include payment for services provided by us on an hourly rate and direct expense basis. We record such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the AstraZeneca and GSK agreements, we will recognize as revenue the direct costs and certain personnel-related expense incurred in performing additional development activities described within the related agreement.

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

Management believes that its current assumptions and other considerations used to estimate the periods for revenue recognition described above are appropriate, and historical changes in our estimates of these periods have not resulted in material changes in the revenue we recognized. However, we continually review these estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognition. Further, if regulatory approval for Treximet is accelerated, delayed or not ultimately obtained, then the amortization of revenues for this product would prospectively be accelerated or reduced accordingly.

As of December 31, 2007, we had deferred revenue on our balance sheet totaling $34.4 million, of which $1.0 million is refundable under certain termination or cancellation provisions within our licensing agreements. The current portion of deferred revenue, totaling $15.9 million, is expected to be earned in the next twelve months. We recognized licensing revenue of $34.4 million for the fiscal year ended December 31, 2007, $8.7 million for the fiscal year ended December 31, 2006, and $28.4 million for the fiscal year ended December 31, 2005. We recognized development revenue of $19.0 million for the fiscal year ended December 31, 2007, $4.8 million for the fiscal year ended December 31, 2006, and $0.2 million for the fiscal year ended December 31, 2005.

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

Our management believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the extent of services performed on or before a given date and the cost of such services involves subjective judgments and estimates and often must be based upon information provided by third parties. In the event that we do not identify certain contract costs which have begun to be incurred or we under- or over-estimate the extent of services performed or the costs of such services, our reported accrued expenses for such period would be too low or too high, as the case may be.

We recognized accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs, of $3.6 million at December 31, 2007, $1.6 million at December 31, 2006, and $1.0 million at December 31, 2005. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued has been less than $125,000.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on a simplified method as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2007 was based on actual historical rates.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish an annual valuation allowance. We have recorded a tax provision for the fiscal year ended December 31, 2007; but we have not recorded any tax provision or benefit for the fiscal years ended December 31, 2006 or 2005. Although we have significant loss carryforwards, we are subject to Alternative Minimum Tax, or ATM, in 2007. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. Accordingly, we have not recognized a deferred tax benefit in the current year associated with the AMT credit generated, and we have provided a valuation allowance for the full amount of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or more periods.

Historical Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net income/(loss) per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2007 was $4.7 million or $0.15 per share as compared to a net loss of $(19.3) million, or $(0.66) per share, on a diluted basis, for the fiscal year ended December 31, 2006. The net income for the fiscal year ended December 31, 2007 included a $4.3 million or $0.15 per share charge for non-cash stock-based compensation expense, as compared to $5.5 million or $0.19 per share for the same period of 2006.

Revenue: We recognized total revenue of $53.4 million for the fiscal year ended December 31, 2007 as compared to total revenue of $13.5 million for the fiscal year ended December 31, 2006. Licensing revenue for fiscal year ended December 31, 2007 was $34.4 million compared to $8.7 million for 2006. Development revenue for fiscal year ended December 31, 2007 was $19.0 million compared to $4.8 million for 2006. The $25.8 million increase in licensing revenue was primarily due to receipt of a $20.0 million milestone payment from AstraZeneca for the PN 400 program, and a $5.8 million increase in the amortization of upfront payments we received. The $14.2 million increase in development revenue relates to increased billings to AstraZeneca and GSK for direct and certain personnel-related costs. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are recognized and being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $34.4 million remains in deferred revenue at December 31, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $16.4 million and $4.4 million for the fiscal years ended December 31, 2007 and 2006, respectively. All costs associated with our development revenues are included in Research and Development expenses in our Statement of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $17.6 million to $40.0 million for the fiscal year ended December 31, 2007, as compared to the same period of 2006. The increase was due primarily to an increase in direct development costs for our PN, PA and Treximet programs, partially offset by a decrease in direct development costs for Lornoxicam, as compared to the same period of 2006. Direct development costs for the PN program increased by $15.5 million to $25.2 million, primarily due to clinical trial activities and other product development activities during 2007, as compared to the same period of 2006. Direct development costs for the PA program increased by $4.5 million to $5.8 million, primarily due to Phase 1 clinical trial activities and other product development activities during 2007, as compared to the same period of 2006. There were no direct development costs for our Lornoxicam program during the fiscal year 2007. Direct development costs for Treximet increased by $0.7 million to $0.9 million, as compared to the same period of 2006 primarily due to the receipt of a second approvable letter from the FDA requesting we further address the FDA’s concern about the product’s potential for genotoxicity. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses decreased by $1.3 million to $11.5 million for the fiscal year ended December 31, 2007, as compared to the same period of 2006. The decrease was due primarily to a reduction in non-cash stock based compensation expense as a result of previously expensed stock-based compensation expense related to the Treximet incentive program, and a decrease in public company legal expenses as compared to the same period of 2006. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $1.5 million for the fiscal year ended December 31, 2007 as compared to $1.1 million for the fiscal year ended December 31, 2006. Investment income from bond amortization for the fiscal year ended December 31, 2007 totaled $1.8 million as compared to $1.1 million during the same period of 2006.

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

Revenue: We recognized total revenue of $13.5 million for the fiscal year ended December 31, 2006 as compared to total revenue of $28.6 million for the fiscal year ended December 31, 2005. Licensing revenue for fiscal year ended December 31, 2006 was $8.7 million compared to $28.4 million for 2005. Development revenue for fiscal year ended December 31, 2006 was $4.8 million compared to $0.2 million for 2005. The $19.7 million decrease in licensing revenue was primarily due to receipt of a $20.0 million milestone payment from GSK in 2005 upon acceptance of the Treximet NDA by the FDA. Licensing revenue for 2006 included the amortization of upfront payments we received and other revenue from development activities we completed in the period pursuant to our development and commercialization agreements with AstraZeneca and GSK. The $4.6 million increase in development revenue relates to increased billings to AstraZeneca and GSK for direct and certain personnel-related costs. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are recognized and being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $38.9 million remained in deferred revenue at December 31, 2006. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $4.4 million and $0.2 million for the fiscal years ended December 31, 2006 and 2005, respectively. All costs associated with our development revenues are included in Research and Development expenses in our Statement of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $3.6 million to $22.4 million for the fiscal year ended December 31, 2006, as compared to the same period of 2005. The increase was due primarily to a $1.4 million increase in non-cash compensation charges for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006 and an increase in direct development costs for our PN, PA and lornoxicam programs, partially offset by a decrease in direct development costs for Treximet, as compared to the same period of 2005. Direct development costs for the PN program increased by $5.7 million to $9.7 million, primarily due to clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for the PA program increased by $0.8 million to $1.3 million, primarily due to Phase 1 clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for our lornoxicam program increased by $0.8 million to $3.4 million primarily due to Phase 1/II clinical trial activities and other product development activities during 2006, as compared to the same period of 2005. Direct development costs for Treximet decreased by $5.2 million to $0.2 million, primarily due to the completion of Phase 3 clinical trial activities and payment of regulatory fees for submission of the NDA to the FDA during 2005 as compared to the same period of 2006. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

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

Income Taxes

At December 31, 2007 and 2006, we had federal net operating loss carryforwards of approximately $75.6 million and $107.4 million respectively, state net economic loss carryforwards of approximately $74.2 million and $81.4 million respectively, and research and development credit carryforwards of approximately $10.3 million and $8.8 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million and $3.2 million at December 31, 2007 and 2006, respectively. The federal and state net operating loss carryforwards begin to expire in 2013 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $0.7 million, $0.6 million was allocable to excess stock option deductions and the balance of $0.1 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. Our effective tax rate was 12.5% for the twelve-month period ended December 31, 2007. Although we have significant loss carryforwards, we are subject to Alternative Minimum Tax in 2007. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. Accordingly, we have not recognized a deferred tax benefit in the current year associated with the projected AMT credit generated. The actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

    Since our inception, we have financed our operations and internal growth primarily through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $132.5 million from upfront and milestone payments from our collaborators. Additionally, since 2004, we have received $24.6 million of development revenue payments associated with development activities pursuant to the terms of our agreements with AstraZeneca and GSK. At December 31, 2007, cash and cash equivalents, along with short-term investments, totaled $73.9 million, an increase of $11.3 million compared to December 31, 2006. The increase in cash was primarily due to our receipt of a $20.0 million milestone payment in September 2007 pursuant to our collaboration agreement amendment with AstraZeneca. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

Short-term investments are held in a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We received $50.4 million in operating cash during the fiscal year ended December 31, 2007 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $2.1 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $2.1 million reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $7.4 million for the year ended December 31, 2007. Cash provided by operating activities was $13.1 million for the fiscal year ended December 31, 2006. Net cash provided by investing activities during the year ended December 31, 2007 totaled $1.8 million, and cash used in investing activities for fiscal year ended December 31, 2006 totaled $16.9 million reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2008 is projected to increase from our 2007 requirements. During the year ended December 31, 2007 we recorded non-cash stock-based compensation expense of $4.3 million and for year ended December 31, 2006, $5.5 million, primarily as a result of adopting SFAS No. 123(R) on January 1, 2006. During 2006 we also reclassified, from current liabilities to additional paid-in capital, $1.4 million of prior year accrued compensation related to the expensing of restricted stock units and performance based options granted under the Treximet incentive program. This reclassification also resulted from our adoption of SFAS No. 123(R).

As of December 31, 2007, we had $37.7 million in cash and cash equivalents and $36.3 million in short-term investments. Our operating expenses for 2008 and 2009 are expected to increase from the level of our operating expenses in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2008 provided that certain development expenses are received from AstraZeneca, as outlined in the agreement.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer relating to Treximet.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2007, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-after
	($ in thousands)
Operating leases[1]	$881	$402	$479	$0
Product development agreements[2]	9,428	8,736	692	—
Total contractual obligations	$10,309	$9,138	$1,171	$0
[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]
Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2007. These agreements may be terminated by us at any time without incurring a termination fee.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1of this annual report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on May 6, 2008, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent auditors are included herein:

2.           Financial Statement Schedules

Not applicable.

3.           List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	Second Amended and Restated 2000 Equity Compensation Plan of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.4
Form of Incentive Stock Option Agreement under Registrant’s Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.5
Form of Nonqualified Stock Option Agreement under Registrant’s Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.6
Form of Non-Employee Director Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***.

10.7
Form of Non-Employee Director Restricted Stock Unit Agreement under Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.9	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.10
First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.11	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.12	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.13	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.14	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.15	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.16
First Amendment to Executive Employment Agreement with Marshall E. Reese, Ph.D., dated September 28, 2007 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***.

10.17	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.18
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.19	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 8, 2007).***

10.20	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.21	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.22
Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.23
License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.24
Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.25	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.26
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.27
Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.28
Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

10.29	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarter Report on From 10-Qfiled November 3, 2006).†

10.30
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.31
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN Inc. and AstraZeneca AM (filed as 10.2 to the Registrant’s Quarter Report on From 10-Q filed November 3, 2006).†

10.32	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.33
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.34
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.35
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.36
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.37	Contingent Annual Bonus Agreement with John R. Plachetka executed February 14, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.38
Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.39	Contingent Annual Bonus Agreement with Marshall R. Reese executed January 8, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(b)           Exhibits.
 See Item 15(a)(3) above.

(c)           Financial Statement Schedules.
 See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date:	March 6, 2008	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 6, 2008
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 6, 2008
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 6, 2008
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Arthur S. Kirsch	Director	March 6, 2008
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	March 6, 2008
Kenneth B. Lee Jr.

/s/ James J. Mauzey	Director	March 6, 2008
James J. Mauzey

/s/ Jacques F. Rejeange	Director	March 6, 2008
Jacques F. Rejeange

/s/ Paul J. Rizzo	Director	March 6, 2008
Paul J. Rizzo

/s/ Bruce A. Tomason	Director	March 6, 2008
Bruce A. Tomason

/s/ Peter J. Wise	Director	March 6, 2008
Peter J. Wise

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. (a development stage company) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

In 2006, as discussed in Notes 1 and 7 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
POZEN Inc.

We have audited POZEN Inc.’s, internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 19, 2008

POZEN Inc.
(A Development Stage Company)

Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,660,068	$26,296,884
Short-term investments	36,282,108	36,285,102
Accounts receivable	2,129,003	3,267,153
Prepaid expenses and other current assets	1,198,397	1,108,506

Total current assets	77,269,576	66,957,645
Property and equipment, net of accumulated depreciation	117,485	183,468

Total assets	$77,387,061	$67,141,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536,040	$965,563
Accrued compensation	1,392,849	1,434,591
Accrued expenses	3,796,164	1,756,300
Deferred revenue	15,936,125	14,870,200

Total current liabilities	23,661,178	19,026,654
Long-term liabilities:
Deferred revenue	18,475,074	24,000,000

Total liabilities	42,136,252	43,026,654
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,704,760 and 29,447,913 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	29,705	29,448
Additional paid-in capital	162,371,437	155,920,068
Accumulated other comprehensive income (loss)	14,540	(4,092)
Deficit accumulated during the development stage	(127,164,873)	(131,830,965)

Total stockholders’ equity	35,250,809	24,114,459

Total liabilities and stockholders’ equity	$77,387,061	$67,141,113

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

Statements of Operations

	Year ended December 31,			Period from September 25, 1996 (inception) through December 31, 2007
	2007	2006	2005

Revenue:
Licensing revenue	$34,459,001	$8,681,800	$28,418,978	$97,838,779
Development revenue	18,985,344	4,834,972	228,396	24,574,620

Total revenue	53,444,345	13,516,772	28,647,374	122,413,399

Operating expenses:
General and administrative	11,474,608	12,822,050	9,185,251	74,369,609
Research and development	39,962,688	22,358,715	18,769,223	188,330,603

Total operating expenses	51,437,296	35,180,765	27,954,474	262,700,212

Interest and other income	3,326,043	2,354,173	1,265,710	14,723,418

Income (loss) before income tax expense	5,333,092	(19,309,820)	1,958,610	(125,563,395)
Income tax expense	(667,000)	—	—	(667,000)
Net income (loss)	4,666,092	(19,309,820)	1,958,610	(126,230,395)

Non-cash preferred stock charge	—	—	—	27,617,105
Preferred stock dividends	—	—	—	934,478

Net income (loss) attributable to common stockholders	$4,666,092	$(19,309,820)	$1,958,610	$(154,781,978)

Basic net income (loss) per common share	$0.16	$(0.66)	$0.07

Shares used in computing basic net income (loss) per common share	29,592,890	29,224,699	28,939,302

Diluted net income (loss) per common share	$0.15	$(0.66)	$0.07

Shares used in computing diluted net income (loss) per common share	30,581,326	29,224,699	29,623,207

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity

					Receivable		Deficit Accumulated	Accumulated other	Total
	Preferred	Common	Additional	Common	From	Deferred	During the	Comprehensive	Stockholders'
	Stock	Stock	Paid-In Capital	Stock Warrants	Stockholders	Compensation	Development Stage	Income (Loss)	Equity
Issuance of common stock	$-	$5,814	$(1,504)	$-	$(4,310)	$-	$-	$-	$-
Issuance of preferred stock	2,106	-	6,231,314	-	(1,000,000)	-	-	-	5,233,420
Issuance of preferred stock warrants	-	-	-	242,000	-	-	-	-	242,000
Deferred compensation	-	-	190,385	-	-	(190,385)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	28,267	-	-	28,267
Net Loss	-	-	-	-	-	-	(101,334)	-	(101,334)
Balance at December 31, 1996	2,106	5,814	6,420,195	242,000	(1,004,310)	(162,118)	(101,334)	-	5,402,353
Proceeds from stockholders' receivable	-	-	-	-	1,004,310	-	-	-	1,004,310
Issuance of preferred stock	1,135	-	4,195,865	-	-	-	-	-	4,197,000
Issuance of preferred stock warrants	-	-	-	139,000	-	-	-	-	139,000
Deferred compensation	-	-	1,001,629	-	-	(1,001,629)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	214,272	-	-	214,272
Net Loss	-	-	-	-	-	-	(3,803,030)	-	(3,803,030)
Balance at December 31, 1997	3,241	5,814	11,617,689	381,000	-	(949,475)	(3,904,364)	-	7,153,905
Issuance of preferred stock	567	-	2,187,758	-	-	-	-	-	2,188,325
Issuance of preferred stock warrants	-	-	-	35,000	-	-	-	-	35,000
Exercise of common stock options	-	30	5,525	-	-	-	-	-	5,555
Deferred compensation	-	-	362,489	-	-	(362,489)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	401,468	-	-	401,468
Net Loss	-	-	-	-	-	-	(8,737,631)	-	(8,737,631)
Balance at December 31, 1998	3,808	5,844	14,173,461	416,000	-	(910,496)	(12,641,995)	-	1,046,622
Issuance of preferred stock	2,594	-	11,522,406	-	-	-	-	-	11,525,000
Issuance of preferred stock warrants	-	-	-	925,000	-	-	-	-	925,000
Exercise of common stock options	-	4	621	-	-	-	-	-	625
Deferred compensation	-	-	3,045,666	-	-	(3,045,666)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	612,909	-	-	612,909
Net Loss	-	-	-	-	-	-	(12,145,446)	-	(12,145,446)
Balance at December 31, 1999	6,402	5,848	28,742,154	1,341,000	-	(3,343,253)	(24,787,441)	-	1,964,710
Proceed from sale of common stock	-	750	10,461,750	-	-	-	-	-	10,462,500
Proceeds from sale of common stock in IPO,	-	5,000	67,798,052	-	-	-	-	-	67,803,052
net of offering costs								-	-
Conversion of preferred stock to common stock	(6,402)	15,488	27,347,019	-	-	-	-	-	27,356,105
Exercise of common stock options	-	208	74,861	-	-	-	-	-	75,069
Exercise of common stock warrants	-	369	1,805,682	(914,952)	-	-	-	-	891,099
Preferred Stock Dividend	-	-	-	-	-	-	(934,478)	-	(934,478)
Dividends		69	772,114	-	-	-	-	-	772,183
Deferred compensation	-	-	6,328,492	-	-	(6,328,492)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	3,054,286	-	-	3,054,286
Net Loss	-	-	-	-	-	-	(22,376,628)	-	(22,376,628)
Balance at December 31, 2000	-	27,732	143,330,124	426,048	-	(6,617,459)	(48,098,547)	-	89,067,898
Exercise of common stock options	-	187	109,408	-	-	-	-	-	109,595
Exercise of common stock warrants	-	50	115,240	(115,240)	-	-	-	-	50
Forfeiture of common stock options	-	-	(42,213)	-	-	42,213	-	-	-
Amortization of deferred compensation	-	-	-	-	-	3,145,870	-	-	3,145,870
Net Loss	-	-	-	-	-	-	(21,702,508)	-	(21,702,508)
Balance at December 31, 2001	-	27,969	143,512,559	310,808	-	(3,429,376)	(69,801,055)	-	70,620,905
Exercise of common stock options	-	159	224,291	-	-	-	-	-	224,450
Exercise and forfeiture of common stock warrants	-	19	310,808	(310,808)	-	-	-	-	19
Forfeiture of common stock options	-	-	(11,167)	-	-	11,167	-	-	-
Amortization of deferred compensation	-	-	-	-	-	2,908,079	-	-	2,908,079
Net Loss	-	-	-	-	-	-	(24,554,910)	-	(24,554,910)
Balance at December 31, 2002	-	28,147	144,036,491	-	-	(510,130)	(94,355,965)	-	49,198,543
Exercise of common stock options	-	345	784,739	-	-	-	-	-	785,084
Amortization of deferred compensation	-	-	-	-	-	510,130	-	-	510,130
Net Loss	-	-	-	-	-	-	(14,863,318)	-	(14,863,318)
Balance at December 31, 2003	-	28,492	144,821,230	-	-	-	(109,219,283)	-	35,630,439
Exercise of common stock options	-	361	1,340,425	-	-	-	-	-	1,340,786
Net Loss	-	-	-	-	-	-	(5,260,472)	-	(5,260,472)
Balance at December 31, 2004	-	28,853	146,161,655	-	-	-	(114,479,755)	-	31,710,753
Exercise of common stock options	-	287	237,718	-	-	-	-	-	238,005
Redemption of common stock	-	(138)	-	-	-	-	-	-	(138)
Unrealized loss on investments	-	-	-	-	-	-	-	(8,551)	(8,551)
Net Income	-	-	-	-	-	-	1,958,610	-	1,958,610
Balance at December 31, 2005	-	29,002	146,399,373	-	-	-	(112,521,145)	(8,551)	33,898,679
Exercise of common stock options	-	446	2,658,520	-	-	-	-	-	2,658,966
Unrealized loss on investments	-	-	-	-	-	-	-	4,459	4,459
Stock-based compensation	-	-	6,862,175	-	-	-	-	-	6,862,175
Net Loss	-	-	-	-	-	-	(19,309,820)	-	(19,309,820)
Balance at December 31, 2006	-	29,448	155,920,068	-	-	-	(131,830,965)	(4,092)	24,114,459
Exercise of common stock options	-	257	2,138,995	-	-	-	-	-	2,139,252
Unrealized gain on investments	-	-	-	-	-	-	-	18,632	18,632
Stock-based compensation	-	-	4,312,374	-	-	-	-	-	4,312,374
Net Income	-	-	-	-	-	-	4,666,092	-	4,666,092
Balance at December 31, 2007	$-	$29,705	$162,371,437	$-	$-	$-	$(127,164,873)	$14,540	$35,250,809

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31,			Period from September 25, 1996 (inception) through December 31, 2007
	2007	2006	2005
Operating activities
Net income (loss)	$4,666,092	$(19,309,820)	$1,958,610	$(126,230,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	89,678	96,379	152,960	1,027,476
Write-down of impaired assets	—	—	122,009	155,576
Bond amortization income	(1,850,403)	(1,071,549)	(571,680)	(3,493,632)
Noncash compensation expense	4,312,374	5,500,479	961,308	22,049,830
Noncash financing charge	—	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	1,138,150	(3,267,153)	—	(2,129,003)
Prepaid expenses and other current assets	(89,891)	(494,824)	450,350	(1,198,397)
Accounts payable and accrued expenses	3,568,599	281,818	(865,002)	7,725,053
Deferred revenue	(4,459,001)	31,318,200	(8,893,070)	34,411,199

Net cash provided by (used in) operating activities	7,375,598	13,053,530	(6,684,515)	(67,232,293)
Investment activities
Purchase of equipment	(23,695)	(45,008)	(42,120)	(1,300,536)
Purchase of investments	(72,301,799)	(54,138,393)	(47,007,573)	(173,447,765)
Sale of investments	74,173,828	37,300,000	29,200,000	140,673,828

Net cash provided by (used in) investing activities	1,848,334	(16,883,401)	(17,849,693)	(34,074,473)
Financing activities
Proceeds from issuance of preferred stock	—	—	—	48,651,850
Proceeds from issuance of common stock	2,139,252	2,658,966	237,868	86,472,969
Proceeds from collections of stockholders’ receivables	—	—	—	1,004,310
Proceeds from notes payable	—	—	—	3,000,000
Payment of dividend	—	—	—	(162,295)

Net cash provided by financing activities	2,139,252	2,658,966	237,868	138,966,834

Net increase (decrease) in cash and cash equivalents	11,363,184	(1,170,905)	(24,296,340)	37,660,068
Cash and cash equivalents at beginning of period	26,296,884	27,467,789	51,764,129	—

Cash and cash equivalents at end of period	$37,660,068	$26,296,884	$27,467,789	$37,660,068

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)

Notes to Financial Statements

1.           Significant Accounting Policies

Development Stage Company

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. The Company’s product development emphasis is on diseases with unmet medical needs where the Company can improve efficacy, safety and/or patient convenience. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. The Company intends to enter into collaboration agreements to commercialize its product candidates, and has entered into, and expects to continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. The Company has not obtained regulatory approval to market any of its product candidates in the United States (U.S.).

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of December 31, 2007, the Company had $37.7 million in cash and cash equivalents and $36.3 million in short-term investments. Our operating expenses, net of development revenues, for 2008 and 2009 are expected to increase from the level in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided that certain development expenses are paid by AstraZeneca AB (AstraZeneca), as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca, as amended by an agreement effective as of September 6, 2007. The Company’s expenses might increase additionally in 2008 and 2009 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration, or reconsideration, of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company is currently experiencing related to the approvable letters the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 and in August 2007 in connection with to the Company’s New Drug Application (NDA) for Treximet™ (formerly known as Trexima), or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. As a result of the revised development timeline agreed upon in the September 2007 amendment, we have extended the amortization period to 43 months. This is a change in accounting estimate and was a prospective adjustment beginning in July 2007. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $11.4 million and $4.0 million of licensing revenue from the amortization of the AstraZeneca licensing fee for the years ended December 31, 2007 and 2006, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment has been deferred and will be amortized over 31 months. We recognized $1.3 million of licensing revenue from this amortization in the twelve-month period ended December 31, 2007.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet NDA which was earlier than anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the full-year amortization. During 2006 based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue of $0.2 million will be amortized through March 2008. We recognized $1.7 million and $1.9 million of licensing revenue from the amortization of GSK milestone payments during the year ended December 31, 2007 and 2006, respectively.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Milestone revenue recognized in years ended December 31, 2007, 2006, and 2005 was $20 million, $0, and $20 million, respectively.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. We recognized $19.0 million, $4.8 million, and $0.2 million of development revenue for development activities performed pursuant to the AstraZeneca and GSK agreements for the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s costs associated with the billed direct costs totaled $16.4 million, $4.4 million and $0.2 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

Investments

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the twelve month period ended December 31, 2007, 2006, and 2005, respectively, the Company had $1.5 million, $1.3 million, and $0.7 million, respectively, of interest income and $1.8 million, $1.1 million, and $0.6 million, respectively, of bond amortization income included in other income for the period.

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

Comprehensive Income (Loss)

The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $14,540 unrealized gains on its investments that are classified as accumulated other comprehensive income (loss) at December 31, 2007 and $(4,092) of unrealized losses for the same period of 2006.

Comprehensive income (loss) consists of the following components for the year ended December 31, 2007, 2006, and 2005:

	Twelve Months Ended December 31,
	2007	2006	2005
Net (loss) income	$ 4,666,092	$ (19,309,820)	$ 1,958,610
Unrealized gain (loss) on marketable securities	18,632	4,459	(8,551)
Total comprehensive (loss) income	$ 4,684,724	$ (19,305,361)	$ 1,950,059

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2007 and 2006 totaled $0.6 and $0.5 million respectively.

Research and Development Costs, Including Clinical Trial Expenses

Research and development costs are charged to operations as incurred. The Company has included in research and development expenses the personnel costs associated with research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

Income Taxes

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some or all of a deferred tax asset will not be realized, the Company records a valuation allowance.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share.” In accordance with SFAS 128, basic and diluted net income (loss) per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2007, 2006 and 2005. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the fiscal year ended December 31, 2006, because the effect would be anti-dilutive. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

The following table illustrates the calculation of dilutive shares outstanding:

	Years ended December 31,
	2007	2006	2005
Weighted-average shares used in computing basic net income (loss) per share	29,592,890	29,224,699	28,939,302
Effect of dilutive securities	988,436	—	683,905
Weighted-average shares used in computing diluted net income (loss) per share	30,581,326	29,224,699	29,623,207

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

Refer to Footnote 7 (“Equity Compensation Plans”) for the discussion of the adoption of SFAS No. 123(R).

Contingencies

Five purported class action lawsuits were filed during 2004 by holders of the Company’s securities, with those actions filed as a single consolidated amended complaint on December 20, 2004. The amended complaint alleged, among other claims, violations of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and Dr. John R. Plachetka, the Company’s chairman and chief executive officer, arising out of allegedly false and misleading statements made by the Company concerning its product candidates, MT 100 and MT 300, during the class period. On July 10, 2007 the Company announced that it had reached an agreement to amicably settle the consolidated class action lawsuit and on December 10, 2007, the Court entered an order giving its final approval to the settlement agreement. No appeal to the order was taken and, accordingly, this litigation has been dismissed with prejudice. The settlement agreement was funded with proceeds from the Company’s directors and officers' liability insurance.

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of the pending class action lawsuit described above. Furthermore, the Company will have to incur expenses in connection with this lawsuit, which may be substantial. In the event of an adverse outcome, the Company’s business could be materially harmed. Moreover, responding to and defending the pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effects of SFAS 159 on its financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting EITF 07-3 on our financial statements.

2.           License Agreements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. GSK had proposed Treximet as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet. Pending a final decision on a new name, the product will still be referred to as Treximet. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Treximet NDA. Additionally, GSK is obligated to make payments to us in a total amount of $20.0 million upon FDA approval of the Treximet NDA and GSK’s notification of intent to commercialize Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017 based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement dated as of August 1, 2006 and effective September 7, 2006 with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca may, at no additional cost, elect to include Japan in the licensed territory within two years after the effective date of the agreement. Pursuant to the terms of the agreement, we received an upfront license fee of $40.0 million from AstraZeneca following termination of the waiting period under the Hart-Scott-Rodino notification program.

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. We received in September 2007, a $10.0 million payment upon execution of the Amendment and a $20.0 million payment in recognition of the achievement of successful proof of concept. An additional $55 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

At December 31, 2007, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,063,761
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	3,562,202
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	5,715,963

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

5.           Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2006
Research and development costs	$3,299,517	$1,418,923
Other	496,647	337,377

	$3,796,164	$1,756,300

6.           Income Taxes

At December 31, 2007 and 2006, we had federal net operating loss carryforwards of approximately $75.6 million and $107.4 million respectively, state net economic loss carryforwards of approximately $74.2 million and $81.4 million respectively, and research and development credit carryforwards of approximately $10.3 million and $8.8 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million and $3.2 million at December 31, 2007 and 2006, respectively. The federal and state net operating loss carryforwards begin to expire in 2013 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $0.7 million, $0.6 million was allocable to excess stock option deductions and the balance of $0.1 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2007	2006
Deferred tax assets:	($ in thousands)
Net operating loss carryforwards	$29,775	$41,277
Research and development credits	10,320	8,769
Revenue recognition	9,330	1,005
Equity compensation and other	4,067	1,767

Total deferred tax assets	53,492	52,818
Valuation allowance	(53,492)	(52,818)

Net deferred tax asset	$—	$—

The components for the income tax provision were as follows:

	2007	2006	2005
	($ in thousands)
State income taxes
Current	$0	$0	$0
Deferred	0	0	0
Federal income taxes
Current	667	0	0
Deferred	0	0	0
Provision for income taxes	$667	$0	$0

The actual income tax expense for the years ended December 31, 2007, 2006 and 2005, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	2007	2006	2005
	($ in thousands)
(Loss) income before income tax	$5,333	$(19,310)	$1,959
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	1,867	(6,758)	686
State tax provision	(405)	771	88

Increase (decrease) in income tax expense resulting from:
Research and development credits	(1,551)	(602)	(432)
Non-deductible expenses and other	705	680	(628)
Change in state tax rate	(90)	—	—
Change in valuation allowance	141	5,909	286

Tax expense	$667	$—	$—

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had not recorded a contingent tax liability.

The Company had gross unrecognized tax benefits of approximately $0.1 million as of January 1, 2007. As of December 31, 2007, the total gross unrecognized tax benefits were approximately $0.1 million and of this total, $21,000 is the amount that, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company has not recognized any amount for the payment of interest or penalties at January 1, 2007. During 2007, the Company did not record any expense to the income statement for interest and penalties.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. No income tax returns are under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2007	$85,000

Additions for tax positions of the current year	37,000
Reductions for tax positions of the prior years	0

Gross tax liability at December 31, 2007	$122,000

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

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1996	88,562	$0.19
Options granted	470,127	0.19
Forfeited	(10,118)	0.19

Balance at December 31, 1997	548,571	0.19
Options granted	194,593	0.33
Exercised	(29,977)	0.19
Forfeited	(104,923)	0.19

Balance at December 31, 1998	608,264	0.23
Options granted	612,221	1.12
Exercised	(3,373)	0.19
Forfeited	(105,222)	0.88

Balance at December 31, 1999	1,111,890	0.66
Options granted	486,762	2.87
Exercised	(208,334)	0.36
Forfeited	(6,745)	1.48

Balance at December 31, 2000	1,383,573	1.49
Options granted	808,591	9.45
Exercised	(187,837)	0.58
Forfeited	(8,545)	2.48

Balance at December 31, 2001	1,995,782	4.79
Options granted	697,453	5.08
Exercised	(158,987)	1.41
Forfeited	(105,452)	7.18

Balance at December 31, 2002	2,428,796	4.99
Options granted	954,792	7.01
Exercised	(345,162)	2.27
Forfeited	(395,124)	4.71

Balance at December 31, 2003	2,643,302	6.11
Options granted	974,875	9.51
Exercised	(360,542)	3.72
Forfeited	(217,351)	6.49

Balance at December 31, 2004	3,040,284	7.46
Options granted	1,279,085	7.24
Exercised	(286,795)	3.86
Forfeited	(286,788)	8.98

Balance at December 31, 2005	3,745,786	7.59
Options granted	966,023	10.98
Exercised	(445,610)	5.43
Forfeited	(475,157)	9.93

Balance at December 31, 2006	3,791,042	8.35
Options granted	678,742	16.80
Exercised	(256,847)	8.33
Forfeited	(767,520)	10.25

Balance at December 31, 2007	3,445,417	$9.60

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the year ended December 31, 2007 includes the following stock-based compensation expense:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$1,217,264	$1,760,153
General and administrative	3,095,110	3,740,326
Total expenses	$4,312,374	$(5,500,479)

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.58 years was $8.4 million at December 31, 2007.

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

In June 2000, the stockholders approved the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. The Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards, such as restricted stock units and stock appreciation rights, to employees, non-employee directors, advisors and consultants. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the Plan generally range from immediate vesting at issuance to four years, as described in and in accordance with the Plan, upon a change of control as defined in the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the Plan.

In May 2004, the stockholders approved an amendment to and restatement of the Plan. The amendment to the Plan provided for an increase in the number of shares of common stock authorized for issuance under the Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. In addition, the amendment to the Plan limited the number of shares that may be issued pursuant to grants other than options under the Plan to 2,000,000 shares and made certain other clarifying changes.

In May 2004, an award of 98,135 restricted stock units was made to the Company’s chief executive officer under the Plan. The restricted stock unit award vested in equal amounts on January 1, 2005, January 1, 2006 and January 1, 2007 and is payable in shares of common stock upon cessation of employment or the provision of service to the Company or, as provided in and in accordance with the plan, upon a change of control.

On January 3, 2005, pursuant to an incentive program (the “Treximet incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each performance-based option would vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Treximet, which is being developed pursuant to the Company’s collaboration agreement with GSK; provided, however that 25% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur prior to June 30, 2007, and 100% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, have a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant. The receipt of the FDA approval letter for the Trexima NDA had not occurred on or before December 31, 2007 as described under the terms of the initial grant, and therefore all options to purchase shares of common stock under the Trexima incentive program were forfeited during the 2007 year.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the year ended December 31, 2007 are shown in the following table:

	2007	2006
Expected volatility	76.0 – 79.2%	76.0 – 90.3%
Expected dividends	0%	0%
Expected terms	6.25 Years	6.25 Years
Risk-free interest rate	4.4 – 5.1%	4.3 – 5.1%

For the years ended December 31, 2007 and 2006, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the years ended December 31, 2007 and 2006 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2007, and changes during the years ended December 31, 2007, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2006	3,416	$8.40	6.9	$29,005
Granted	678	16.80
Exercised	(257)	8.33
Forfeited or expired	(392)	13.30
Outstanding at December 31, 2007	3,445	9.60	6.4	$11,167
Exercisable at December 31, 2007	1,978	$7.69	5.2	$8,763

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the twelve month periods ended December 31, 2007 and 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the year ended December 31, 2007 and 2006 was $2.3 million and $3.2 million, respectively.

Restricted Stock and Restricted Stock Units

As of December 31, 2007, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units and no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. The grant-date per-share fair value of the February 2007 and June 2007 restricted stock units were $16.89 and $16.19, respectively. The grant-date per-share fair value of the May 2004 restricted stock units were $12.24. There were 18,650 unvested restricted stock units outstanding at December 31, 2007. A total of 1,550 time-based restricted stock units were forfeited on December 31, 2007 since those restricted stock units were contingent upon the Company’s receiving FDA approval of the Treximet NDA on or before December 31, 2007.

Performance-Based Awards

The fair value of each performance-based option granted under the Plan, including those granted under the Treximet incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating fair value of performance-based awards for the year ended December 31, 2007, were the same as those noted above under Time-Based Stock Awards.

Determining the appropriate amount to expense based on the achievement of stated goals in a performance-based award requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is ultimately recognized and any previously recognized compensation cost is reversed. Under the Treximet incentive program, receipt of the FDA approval letter for the Treximet NDA did not occur prior to December 31, 2007 and therefore all Treximet option grants have been forfeited. In 2006, since the Company believed it was unlikely that receipt of the FDA approval letter for the Treximet NDA would occur prior to June 30, 2007, 25% of previously recognized compensation cost related to the Treximet incentive program was reversed in the fourth quarter of 2006.

In 2007, as a result of Treximet not receiving approval by the FDA by December 31, 2007, we have reversed all remaining previously expensed stock-based compensation for the Treximet incentive program. The reversal reduced 2007 research and development expenses by $0.3 million and general and administrative expenses by $0.6 million. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 awards forfeited during the year ended December 31, 2007.

As of December 31, 2006, there was $0.2 million in unrecognized compensation expense related to performance-based awards granted under the Treximet incentive program. That cost was recognized over the period ending September 30, 2007. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 unvested performance-based options outstanding at December 31, 2006. No performance-based awards were granted nor exercised during the year ended December 31, 2006; 68,160 awards were forfeited during the year ended December 31, 2006. At December 31, 2006 the performance-based options had an intrinsic value of $2.8 million and a remaining contractual life of 8.0 years.

2005 Stock-Based Compensation

The following table illustrates the effect on net income (loss) and net income (loss) per share for the year ended December 31, 2005, as if the Company had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

Year Ended December 31,
2005
Net income (loss) attributed to common stockholders as reported	$1,958,610
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	961,309
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(5,690,861)

Pro forma net loss attributed to common stockholders	$(2,770,942)

Earnings per share
Basic net income (loss) per common share as reported	$0.07
Basic net income (loss) per common share pro forma	$(0.10)
Diluted net income (loss) per common share as reported	$0.07
Diluted net income (loss) per common share pro forma	$(0.10)

Weighted average shares used in computing basic and diluted net income (loss) per common share	28,939,302

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions:

2005
Expected dividend yield	0%
Risk-free interest rate range	3.36%-4.46%
Expected life	5.4 years
Expected volatility	76-98%

The options outstanding and exercisable at December 31, 2005 were as follows:

December 31, 2005
Options Outstanding			Weighted-Average
Exercise Price	Number Outstanding	Vested Options	Exercise Price	Remaining Contractual Life (In Years)
$ 0.19-$ 3.74	227,432	227,432	$1.14	2.8
$ 4.25-$ 8.88	2,349,738	779,511	$6.45	7.7
$ 9.01-$11.84	899,248	286,844	$10.29	8.0
$12.00-$17.45	284,574	226,824	$13.50	6.1
	3,760,992	1,520,611	$7.59	7.4

8.           Leases

The Company leases its office space and certain equipment under cancelable and noncancelable operating lease agreements. Rent expense incurred by the Company was approximately $412,000, $401,000, $390,000, and $2,660,000 for the fiscal years ended December 31, 2007, 2006, and 2005 and for the period September 25, 1996 (inception) through December 31, 2007, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2007:

($ in thousands)
2008	$402
2009	410
2010 and thereafter	69

$881

9.           Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2007, 2006, and 2005, and for the period September 25, 1996 (inception) through December 31, 2007, the Company made contributions of $242,358, $216,641, $217,291, and $1,196,118, respectively, to the Plan.

10.	Summary of Operations by Quarters (Unaudited)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$3,701,000	$3,701,000	$23,205,920	$3,851,082
Development revenue	3,955,004	8,233,383	4,423,556	2,373,400
Total revenue	7,656,004	11,934,383	27,629,476	6,224,482
Operating expenses	10,534,957	16,528,164	11,928,769	12,445,404
Income (loss) before income tax expense	(2,089,640)	(3,847,075)	16,482,223	(5,212,416)
Income tax expense	-	-	(1,645,099)	978,099
Net (loss) income	(2,089,640)	(3,847,075)	14,837,124	(4,234,317)
Net (loss) income per share of common stock
Basic	$(0.07)	(0.13)	0.50	(0.14)
Net (loss) income per share of common stock
Diluted	$(0.07)	(0.13)	0.48	(0.14)
Number of shares used in per share calculation
Basic	29,469,392	29,502,372	29,695,596	29,704,198
Number of shares used in per share calculation
Diluted	29,469,392	29,502,372	30,598,807	29,704,198

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$2,237,000	$886,800	$3,424,819	$3,701,000
Development revenue	-	-	-	3,267,153
Total revenue	2,237,000	886,800	3,424,819	6,968,153
Operating expenses	9,140,648	9,738,009	7,938,152	8,363,956
Net (loss) income	(6,444,791)	(8,420,773)	(4,066,206)	(378,050)
Net (loss) income per share of common stock
Basic	$(0.22)	(0.29)	(0.14)	(0.01)
Net (loss) income per share of common stock
Diluted	$(0.22)	(0.29)	(0.14)	(0.01)
Number of shares used in per share calculation
Basic	29,114,570	29,164,333	29,240,696	29,379,197
Number of shares used in per share calculation
Diluted	29,114,570	29,164,333	29,240,696	29,379,197

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Stock Option Plan of the Registrant.*

10.2	First Amendment to Stock Option Plan dated February 14, 1997.*

10.3	Second Amended and Restated 2000 Equity Compensation Plan of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.4
Form of Incentive Stock Option Agreement under Registrant’s Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.5
Form of Nonqualified Stock Option Agreement under Registrant’s Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.6
Form of Non-Employee Director Nonqualified Stock Option Agreement under Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***.

10.7
Form of Non-Employee Director Restricted Stock Unit Agreement under Second Amended and Restated Equity Compensation Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007).***

10.9	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.10
First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.11	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.12	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.13	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.14	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.15	Executive Employment Agreement with Marshall E. Reese dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2004).***

10.16
First Amendment to Executive Employment Agreement with Marshall E. Reese, Ph.D., dated September 28, 2007 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***.

10.17	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.18
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.19	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 8, 2007).***

10.20	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.21	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.22
Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.23
License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.24
Collaboration and Licensing Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.25	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.26
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.27
Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.28
Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

10.29	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarter Report on From 10-Qfiled November 3, 2006).†

10.30
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.31
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between POZEN Inc. and AstraZeneca AM (filed as 10.2 to the Registrant’s Quarter Report on From 10-Q filed November 3, 2006).†

10.32	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.33
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.34
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.35
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.36
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.37	Contingent Annual Bonus Agreement with John R. Plachetka executed February 14, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.38
Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.39	Contingent Annual Bonus Agreement with Marshall R. Reese executed January 8, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.