Form 10-Q
period 2008-03-31
POZEN INC /NC
filed 2008-05-08
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
☐  Large Accelerated Filer     ☒  Accelerated Filer     ☐  Non-Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 29,763,560.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

For the Three Months Ended March 31, 2008

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,440,396	$37,660,068
Short-term investments	33,119,259	36,282,108
Accounts receivable	3,977,909	2,129,003
Prepaid expenses and other current assets	832,137	1,198,397

Total current assets	67,369,701	77,269,576
Property and equipment, net of accumulated depreciation	100,307	117,485

Total assets	$67,470,008	$77,387,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,128,812	$2,536,040
Accrued compensation	498,819	1,392,849
Accrued expenses	4,324,326	3,796,164
Deferred revenue	15,780,058	15,936,125

Total current liabilities	23,732,015	23,661,178
Long-term liabilities:
Deferred revenue	14,780,059	18,475,074

Total liabilities	38,512,074	42,136,252
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,737,799, and 29,704,760 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	29,738	29,705
Additional paid-in capital	163,435,275	162,371,437
Accumulated other comprehensive income	29,045	14,540
Deficit accumulated during the development stage	(134,536,124)	(127,164,873)

Total stockholders’ equity	28,957,934	35,250,809

Total liabilities and stockholders’ equity	$67,470,008	$77,387,061

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007	Period From Inception (September 25, 1996) Through March 31, 2008

Revenue:
Licensing revenue	$3,851,082	$3,701,000	$101,689,861
Development revenue	3,977,908	3,955,004	28,552,528

Total revenue	7,828,990	7,656,004	130,242,389

Operating expenses:
General and administrative	2,848,973	3,230,539	77,218,582
Research and development	13,112,534	7,304,418	201,443,137

Total operating expenses	15,961,507	10,534,957	278,661,719

Interest and other income	761,264	789,313	15,484,682

Loss before income tax expense	(7,371,253)	(2,089,640)	(132,934,648)
Income tax expense	—	—	(667,000)
Net Loss	(7,371,253)	(2,089,640)	(133,601,648)

Non-cash preferred stock charge	—	—	(27,617,105)
Preferred stock dividends	—	—	(934,478)

Loss attributable to common stockholders	$(7,371,253)	$(2,089,640)	$(162,153,231)

Basic net loss per common share	$(0.25)	$(0.07)

Shares used in computing basic net loss per common share	29,723,563	29,469,392

Diluted net loss per common share	$(0.25)	$(0.07)

Shares used in computing diluted net loss per common share	29,723,563	29,469,392

See accompanying Notes to Financial Statements

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from September 25, 1996 (inception) through March 31, 2008

	2008	2007
Operating activities
Net loss	$(7,371,253)	$(2,089,640)	$(133,601,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,745	24,745	1,047,221
Write-down of impaired assets	—	—	155,576
Bond amortization income	(291,845)	(478,330)	(3,785,477)
Noncash compensation expense	1,039,740	1,458,767	23,089,570
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(1,848,906)	(687,851)	(3,977,909)
Prepaid expenses and other current assets	366,260	392,854	(832,137)
Accounts payable and accrued expenses	226,905	88,375	7,951,958
Deferred revenue	(3,851,082)	(3,701,000)	30,560,117

Net cash used in operating activities	(11,710,436)	(4,992,080)	(78,942,729)
Investment activities
Purchase of equipment	(2,567)	(11,490)	(1,303,103)
Purchase of investments	(16,489,360)	(18,193,878)	(189,937,125)
Sale of investments	19,958,559	28,009,000	160,632,387

Net cash provided by (used in) investing activities	3,466,632	9,803,632	(30,607,841)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	24,132	124,586	86,497,101
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	24,132	124,586	138,990,966

Net increase (decrease) in cash and cash equivalents	(8,219,672)	4,936,138	29,440,396
Cash and cash equivalents at beginning of period	37,660,068	26,296,884	—

Cash and cash equivalents at end of period	$29,440,396	$31,233,022	$29,440,396

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

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

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of March 31, 2008, the Company had $29.4 million in cash and cash equivalents and $33.1 million in short-term investments. Our operating expenses, net of development revenues, for 2008 and 2009 are expected to increase from the level incurred in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided that certain development expenses are paid by AstraZeneca AB (AstraZeneca), as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca, as amended by an agreement effective as of September 6, 2007. The Company’s expenses might increase additionally in 2008 and 2009 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company experienced prior to the approval of the Company’s New Drug Application (NDA) for Treximet™ (formerly known as Trexima), as a result of the approvable letters the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 and in August 2007, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements—The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K, filed on March 6, 2008. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. As a result of the revised development timeline agreed upon in the September 2007 amendment, we have extended the amortization period to 43 months. This is a change in accounting estimate and was a prospective adjustment beginning in the third quarter of 2007. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $2.7 million and $3.0 million of licensing revenue from the amortization of the AstraZeneca licensing fee for the three months ended March 31, 2008 and 2007, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment has been deferred and will be amortized over 31 months. We recognized $1.0 million of licensing revenue from this amortization in the three months ended March 31, 2008.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet NDA which was earlier than anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006 based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.2 million and $0.7 million of licensing revenue from the amortization of GSK milestone payments during the three months ended March 31, 2008 and 2007, respectively. The GSK upfront payments are now fully amortized.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. There was no milestone revenue recognized for the three months ended March 31, 2008 and 2007.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. We recognized $4.0 million and $4.0 million of development revenue for development activities performed pursuant to the AstraZeneca and GSK agreements for the three months ended March 31, 2008 and 2007, respectively. The Company’s costs associated with the billed direct costs totaled $3.1 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). The fair value of the Company's investments and cash equivalents are based upon quoted prices of identical assets which the Company has the ability to access, in active markets, at the measurement date. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month period ended March 31, 2008 and 2007, the Company had $0.5 million and $0.3 million, respectively, of interest income and $0.3 million and $0.5 million, respectively, of bond amortization income included in other income for the period.

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $29,045 unrealized gains on its investments that are classified as accumulated other comprehensive income (loss) at March 31, 2008 and $(1,556) of unrealized losses for the same period of 2007.

Comprehensive income (loss) consists of the following components for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net loss	$(7,371,253)	$(2,089,640)
Unrealized gain on marketable securities	14,505	2,536
Total comprehensive loss	$(7,356,748)	$(2,087,104)

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

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007 includes the following stock-based compensation expense:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Research and development	$331,907	$484,137
General and administrative	707,833	974,630
Operating expense	1,039,740	1,458,767
Tax benefit	-	-
Net expense	$1,039,740	$1,458,767

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.68 years was $9.5 million at March 31, 2008 and, over an estimated weighted-average amortization period of 2.19 years was $13.9 million at March 31, 2007. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2008 was $3.0 million at March 31, 2008 and was $4.3 million at March 31, 2007 for the remaining period ending December 31, 2007.

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

In June 2000, the stockholders approved the POZEN Inc. 2000 Equity Compensation Plan (the “Plan”). The Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. The Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards, such as restricted stock units and stock appreciation rights, to employees, non-employee directors, advisors and consultants. At adoption, the Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the Plan generally range from immediate vesting at issuance to four years, as described in and in accordance with the Plan, and upon a change of control as defined in the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the Plan.

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

In June 2007, the stockholders approved the amendment and restatement of the Plan to, among other things, increase the number of shares authorized for issuance under the 2000 Plan from 5,500,000 to 6,500,000 shares and continue the various performance criteria for use in establishing specific vesting targets for certain awards under the Plan so as to qualify the compensation attributable to any such awards as performance-based compensation under Section 162(m) of the Internal Revenue Code.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2008 and 2007 are shown in the following table:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Expected volatility	73.2%	89.0 – 89.7%
Expected dividends	0%	0%
Expected terms	6.25 Years	6.25 Years
Risk-free interest rate	2.61%	4.6 – 4.9%

A summary of the time-based stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2008	3,445	$9.60	6.4	$11,167
Granted	311	10.20
Exercised	(33)	0.73
Forfeited or expired	-	-
Outstanding at March 31, 2008	3,723	9.44	6.3	$6,509
Exercisable at March 31, 2008	2,406	$8.44	5.4	$5,836

A summary of the time-based stock awards as of March 31, 2007, and changes during the three months ended March 31, 2007, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2007	3,416	$8.50	6.9	$29,156
Granted	572	16.86
Exercised	(37)	3.33
Forfeited or expired	-	-
Outstanding at March 31, 2007	3,951	7.22	7.2	$20,973
Exercisable at March 31, 2007	2,145	$7.91	5.9	$14,696

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three month periods ended March 31, 2008 and 2007 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0.3 million and $0.5 million, respectively.

Restricted Stock and Restricted Stock Units

As of March 31, 2008, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units and no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. The grant-date per-share fair value of the February 2007 and June 2007 restricted stock units were $16.89 and $16.19, respectively. The grant-date per-share fair value of the May 2004 restricted stock units were $12.24. There were 17,487 unvested restricted stock units outstanding at March 31, 2008.

Performance-Based Awards

In January 2005, pursuant to an incentive program (the “Treximet incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each performance-based option would vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Treximet, provided, however that 25% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur prior to June 30, 2007, and 100% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, had a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant. The receipt of the FDA approval letter for the Treximet NDA had not occurred on or before December 31, 2007 as described under the terms of the initial grant, and therefore all options to purchase shares of common stock under the Treximet incentive program were forfeited during the 2007 year.

The fair value of each performance-based option granted under the Plan, including those granted under the Treximet incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for these periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2008 and 2007. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2008 fiscal year, although early adoption was permitted. SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption was permitted. SFAS 157 did not have a material impact on the Company’s financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently assessing the potential effects of EITF 07-3 on its financial statements.

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company will prepare and file a motion to dismiss with the Court on or before June 26, 2008. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

3. Subsequent Events

The Company has developed Treximet™ (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product candidate combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and Treximet is anticipated to be available in pharmacies by mid-May 2008.

On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet.

    On May 6, 2008, performance based stock options were granted to all of the Company’s employees, including the Company’s executive officers, to purchase up to an aggregate of 300,000 shares of common stock. Twenty-five percent (25%) of the options granted will vest upon the acceptance by the FDA of the NDA for PN 400.  The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400.  The options also include provisions that require satisfactory employee performance prior to vesting.  The stock option grants were awarded to incentivize employees, including the executive officers, on the achievement of these milestones and to remain with the Company through the NDA filing and approval of PN 400.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 6, 2008.

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

We have developed Treximet™ (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet is anticipated to be available in pharmacies by mid-May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005 and in June 2006, we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early February 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007. We began the Phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs. We are also conducting additional studies at AstraZeneca’s expense.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA32540 will be similar to our PN product development program. The objective of the program will be to establish that patients taking our PA32540 product have fewer gastric ulcers than patients taking enteric coated, or EC, 325 mg aspirin over the study treatment period. An investigational new drug application, or IND, was filed in the fourth quarter of 2007 and Phase 3 studies could begin as early as the second half of 2008.

We had been exploring the development of product candidates containing lornoxicam, an NSAID that is currently marketed outside the U.S. (including Europe and Japan) to treat pain or other pain-related indications which were being developed under an exclusive license agreement with Nycomed Danmark ApS, or Nycomed. We determined that it was not commercially feasible to continue development of lornoxicam, so we have mutually agreed with Nycomed to terminate our exclusive license agreement relating to lornoxicam, effective as of May 6, 2008. As part of the termination, we have retained ownership of know how we generated under the license.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not generated any revenue from product sales. As of March 31, 2008, our accumulated deficit was approximately $134.5 million. We record revenue under two categories: licensing revenues and development revenues. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 72% of our total operating expenses. For the three months ended March 31, 2008, our research and development expenses represented approximately 82% of our total operating expenses.

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

We expect that we may continue to incur operating losses over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PN and PA product candidates and our other product candidates in the clinical and regulatory process;

•	The ability of GSK to successfully launch and commercialize Treximet in the U.S.;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates.

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

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and product is planned to be available in pharmacies by mid-May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct market support studies for Treximet under our IND. As required by the terms of our agreement with GSK, we will transfer ownership of the NDA and other regulatory filings for Treximet to GSK and, upon such transfer, GSK will have responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred $0.2 million in direct development costs associated with the development of MT400/Treximet for the three months ended March 31, 2008 and have incurred $25.7 million in costs from inception to date. We billed GSK $0.2 million for Treximet activities for the three months ended March 31, 2008 and billed $2.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. We are currently conducting two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs. We are also conducting additional studies at AstraZeneca’s expense.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. While further clarification will be needed based on the intention to develop the esomeprazole combination, further clinical studies, beyond those specifically required for the NDA submission in the U.S., will likely need to be conducted. In part, these studies will be required as the naproxen-containing products on the European market differ in strength and formulation from those available in the U.S. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the U.S., including interactions with regulatory agencies.

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

We incurred direct development costs associated with the development of our PN program of $10.4 million for the three months ended March 31, 2008 and we have incurred $53.5 million from inception to date, $26.5 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in formulation and early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of a formulation of PA32520 containing 325 mg of aspirin and 20 mg of omeprezole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We recently completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results were numerically different, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastro intestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the new PA 32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA 32520 tablet. We met with the FDA in July 2007 and confirmed that the development program for PA will be similar to our PN product development program. The objective of the program will be to provide a cardioprotective form of aspirin that causes fewer gastric ulcers than aspirin alone. To achieve that goal, we must prove bioequivalence to EC aspirin to allow PA product candidates to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin and to establish that patients taking our PA product have fewer gastric ulcers than patients taking EC 325 mg aspirin over the study treatment period. An IND was filed in the fourth quarter of 2007 and Phase 3 studies could commence as early as the second half of 2008.

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

We incurred direct development costs associated with the development of our PA program of $0.7 million during the three months ended March 31, 2008, and we have incurred $8.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Lornoxicam Program

We conducted development work and clinical studies to investigate the development of novel product candidates containing lornoxicam, alone or in combination with other active ingredients, as potential treatments for pain or other indications. Under an exclusive license agreement with Nycomed, pursuant to which Nycomed licensed to us certain rights to develop and commercialize products containing lornoxicam in the U.S. We determined that it was not commercially feasible to continue development of lornoxicam, so we mutually agreed with Nycomed to terminate our exclusive license agreement, effective as of May 6, 2008. As part of the termination, we have retained ownership of know how we generated under the license.

We incurred $15.0 thousand direct development costs associated with the development of our lornoxicam program for the three months ended March 31, 2008, and we have incurred $8.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation or our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred no direct development costs associated with the development of MT 300 for the three months ended March 31, 2008, and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. GSK had proposed Trexima as the brand name of the combination of sumatriptan succinate, formulated with GSK’s RT TechnologyTM, and naproxen sodium in a single tablet, but this brand name was not acceptable to the FDA. The FDA has notified us that it has tentatively accepted the trade name Treximet, subject to final approval of the NDA for the product. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the Treximet NDA. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of successful proof of concept. An additional $55.0 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net loss per share: Net loss attributable to common stockholders for the quarter ended March 31, 2008 was $(7.4) million or $(0.25) per share as compared to a net loss of $(2.1) million, or $(0.07) per share, for the quarter ended March 31, 2007. The net loss for the quarter ended March 31, 2008 included a $1.0 million or $(0.03) per share charge for non-cash stock-based compensation expense as compared to $1.5 million or $(0.05) per share for the same period of 2007.

Revenue: We recognized total revenue of $7.8 million for the three months ended March 31, 2008 as compared to total revenue of $7.7 million for the three months ended March 31, 2007. Licensing revenue for the three months ended March 31, 2008 was $3.9 million compared to $3.7 million for 2007. Development revenue was $4.0 million for the three months ended March 31, 2008 and 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $30.6 million remains in deferred revenue at March 31, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $3.1 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $5.8 million to $13.1 million for the three months ended March 31, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for our PN and Treximet programs, partially offset by a decrease in direct development costs for our PA and exploratory programs, as compared to the same period of 2007. Direct development costs for the PN program increased by $6.7 million to $10.4 million, primarily due to clinical trial activities and other product development activities during the three months ended March 31, 2008, as compared to the same period of 2007. Direct development costs for the PA program decreased by $0.8 million to $0.7 million, primarily due to decreased Phase 1 clinical trial activities during the three months ended March 31, 2008, as compared to the same period of 2007. Direct development costs for Treximet and our exploratory programs decreased by $0.1 million to $0.3 million, as compared to the same period of 2007. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses decreased by $0.4 million to $2.8 million for the three months ended March 31, 2008, as compared to the same period of 2007. The decrease was due primarily to reduced personnel costs and marketing research expenses, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.5 and $0.3 million for the quarters ended March 31, 2008 and 2007, respectively. Investment income from bond amortization for the period ended March 31, 2008 totaled $0.3 million as compared to $0.5 million during the same period of 2007.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2008 based upon financial results and annual forecasts available at March 31, 2008. Our effective tax rate was 0% for the three month period ended March 31, 2008. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three-month periods ended March 31, 2008 and 2007, there were no such interest and penalties.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $132.5 million from upfront and milestone payments from our collaborators. Additionally, since 2004, we have received $24.6 million of development revenue payments associated with development activities pursuant to the terms of our agreements with AstraZeneca and GSK. At March 31, 2008, cash and cash equivalents, along with short-term investments, totaled $62.6 million, a decrease of $11.3 million compared to December 31, 2007. The decrease in cash was primarily due to operating expenses for the period offset in part by cash receipts for development activities pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $2.1 million in operating cash during the three months ended March 31, 2008 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.0 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $24.1 thousand reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $11.7 million for the three months ended March 31, 2008. Cash used in operating activities was $5.0 million for the three months ended March 31, 2007. Net cash provided by investing activities during the three months ended March 31, 2008 totaled $3.5 million, and provided by investing activities for the three months ended March 31, 2007 totaled $9.8 million reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2008 is projected to increase from our 2007 requirements. During the three months ended March 31, 2008 we recorded non-cash stock-based compensation expense of $1.0 million and for three months ended March 31, 2007, $1.5 million, associated with the grant of stock options and restricted stock.

As of March 31, 2008, we had $29.4 million in cash and cash equivalents and $33.1 million in short-term investments. Our operating expenses for 2008 and 2009 are expected to increase from the level of our operating expenses in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided that certain development expenses are received from AstraZeneca, as outlined in the agreement.

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

No change in our internal control over financial reporting occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company will prepare and file a motion to dismiss with the Court on or before June 26, 2008. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of GSK relating to Treximet.

We have incurred significant losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $127.2 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GSK or sales of our other product candidates by our commercial partners.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. We received the remaining regulatory milestone payments under our collaboration agreement with GSK related to Treximet payable upon FDA approval and notification of GSK’s intent to commercialize Treximet, receipt of which  were delayed as a result of our receipt of a second approvable letter for the product on August 1, 2007. Further, we may have to pay Valeant NA a $1.0 million withdrawal fee if we do not prevail in our current dispute with them as to whether the withdrawal fee is payable. This amount is currently reflected in our financial statements as deferred revenue and will never be recognized as revenue if repaid.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the United States. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, none of our other product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated FDA’s concerns that  delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

In addition, although not a primary component of our current strategy, the identification of new compounds or product candidates for development has led us, and may continue to require us, to enter into license or other collaborative agreements with others, including pharmaceutical companies and research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation.

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

We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with GSK is subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to commercialize Treximet or work with us on any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. In such a case, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our MT 400 technology, which is not certain, we would face delays and redundant expenses in that development.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan.

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA requested additional safety information on Treximet in the approvable letter we received in June 2006 relating to our NDA for Treximet, which required conduct of additional studies, and  in August  2007, we received a second approvable letter in which the FDA raised an additional concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan.

Further, although we believe that we provided the necessary data to support approval of the NDAs for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium, and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 and have withdrawn the MAA for the product in the U.K.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the Treximet NDA, and as we have previously experienced as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company will prepare and file a motion to dismiss with the Court on or before June 26, 2008. The Company and the individual defendants believe that the plaintiff's allegations are without merit, and intend to defend these claims vigorously.

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

The commercial success of our other product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of Treximet as an alternative to Imitrex and other therapies;

•	the receipt and timing of regulatory approvals;

•	the availability of third-party reimbursement;

•	the indications for which the product is approved;

•	the rate of adoption by healthcare providers;

•	the rate of product acceptance by target patient populations;

•	the price of the product relative to alternative therapies;

•	the availability of alternative therapies;

•	the extent and effectiveness of marketing efforts by us and third-party distributors and agents;

•	the existence of adverse publicity regarding our products or similar products; and

•	the extent and severity of side effects as compared to alternative therapies.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our commercialized product and human clinical trials in an amount equal to up to $10.0 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We will explore, on an on-going basis, expanding our insurance coverage related to the sale of Treximet and for the inclusion of future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the year ended December 31, 2007 totaled $51.4 million, including non-cash compensation expense of $4.3 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2005 through 2007, our average annual operating expenses (including average non-cash deferred compensation of $3.6 million) were $38.2 million. We will continue discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2008 year. As of March 31, 2008, we had an aggregate of $62.6 million in cash and cash equivalents and short-term investments. If our operating expenses for 2008 and 2009 remain at the level of our operating expenses in 2007, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. Dr. Reese has informed the Company of his intention to retire later in 2008. The Company anticipates an orderly transition of Dr. Reese’s responsibilities to other key POZEN employees upon his retirement. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through March 31, 2008, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

POZEN Inc. (Registrant)
May 8, 2008	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 8, 2008	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 8, 2008	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.