Form 10-Q
period 2008-06-30
POZEN INC /NC
filed 2008-07-29
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2008 was 29,763,560.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

For the Three Months Ended June 30, 2008

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets as of June 30, 2008 and December 31, 2007	1
	Statements of Operations for the Three and Six-Month Periods Ended June 30, 2008 and 2007 and Period From Inception (September 26, 1996) Through June 30, 2008	2
	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2008 and 2007 and Period From Inception (September 26, 1996) Through June 30, 2008	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits	36
Signature and Certifications		37
Exhibit Page		38

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$31,202,497	$37,660,068
Short-term investments	41,025,121	36,282,108
Accounts receivable	9,429,038	2,129,003
Prepaid expenses and other current assets	662,020	1,198,397

Total current assets	82,318,676	77,269,576
Property and equipment, net of accumulated depreciation	84,668	117,485

Total assets	$82,403,344	$77,387,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,387,048	$2,536,040
Accrued compensation	983,855	1,392,849
Accrued expenses	5,132,885	3,796,164
Deferred revenue	15,780,058	15,936,125

Total current liabilities	27,283,846	23,661,178
Long-term liabilities:
Deferred revenue	11,085,044	18,475,074

Total liabilities	38,368,890	42,136,252
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,763,560, and 29,704,760 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29,764	29,705
Additional paid-in capital	165,224,731	162,371,437
Accumulated other comprehensive income (loss)	(18,020)	14,540
Deficit accumulated during the development stage	(121,202,021)	(127,164,873)

Total stockholders’ equity	44,034,454	35,250,809

Total liabilities and stockholders’ equity	$82,403,344	$77,387,061

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (September 26, 1996) Through June 30,
	2008	2007	2008	2007	2008

Revenue
Licensing revenue	$24,519,015	$3,701,000	$28,370,096	$7,402,000	$126,208,875
Development revenue	8,605,038	8,233,383	12,582,946	12,188,387	37,157,566

Total Revenue	33,124,053	11,934,383	40,953,042	19,590,387	163,366,441

Operating expenses:
General and administrative	3,142,869	2,924,565	5,991,842	6,155,104	80,361,451
Research and development	17,144,221	13,603,599	30,256,753	20,908,017	218,587,356

Total operating expenses	20,287,090	16,528,164	36,248,595	27,063,121	298,948,807

Interest and other income	497,140	746,706	1,258,404	1,536,019	15,981,822

Income (loss) before income tax expense	13,334,103	(3,847,075)	5,962,851	(5,936,715)	(119,600,544)
Income tax expense	—	—	—	—	(667,000)
Income/(loss)	13,334,103	(3,847,075)	5,962,851	(5,936,715)	(120,267,544)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net income/(loss) attributable to common stockholders	$13,334,103	$(3,847,075)	$5,962,851	$(5,936,715)	$(148,819,127)

Basic net income/(loss) per common share	$0.45	$(0.13)	$0.20	$(0.20)

Shares used in computing basic net income/(loss) per common share	29,759,250	29,502,372	29,741,406	29,485,882

Diluted net income/(loss) per common share	$0.43	$(0.13)	$0.19	$(0.20)

Shares used in computing diluted net income/(loss) per common share	30,707,710	29,502,372	30,636,529	29,485,882

See accompanying Notes to Financial Statements.

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from September 25, 1996 (inception) through June 30, 2008

	2008	2007
Operating activities
Net income/(loss)	$5,962,851	$(5,936,715)	$(120,267,544)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	39,310	46,579	1,066,786
Write-down of impaired assets	—	—	155,576
Bond amortization income	(574,798)	(895,242)	(4,068,431)
Noncash compensation expense	2,693,056	2,681,825	24,742,886
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(7,300,035)	(4,763,761)	(9,429,038)
Prepaid expenses and other current assets	536,377	553,147	(662,020)
Accounts payable and accrued expenses	3,778,735	3,955,682	11,503,789
Deferred revenue	(7,546,097)	(7,402,000)	26,865,102

Net cash used in operating activities	(2,410,601)	(11,760,485)	(69,642,894)
Investment activities
Purchase of equipment	(6,493)	(16,351)	(1,307,029)
Purchase of investments	(43,020,061)	(37,153,528)	(216,467,826)
Sale of investments	38,819,288	37,949,375	179,493,116

Net cash provided by (used in) investing activities	(4,207,266)	779,496	(38,281,739)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	160,296	2,023,560	86,633,265
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	160,296	2,023,560	139,127,130

Net increase (decrease) in cash and cash equivalents	(6,457,571)	(8,957,429)	31,202,497
Cash and cash equivalents at beginning of period	37,660,068	26,296,884	—

Cash and cash equivalents at end of period	$31,202,497	$17,339,455	$31,202,497

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

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

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of June 30, 2008, the Company had $31.2 million in cash and cash equivalents and $41.0 million in short-term investments. Our operating expenses, net of development revenues, for 2008 and 2009 are expected to increase from the level incurred in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided that certain development expenses are paid by AstraZeneca AB (AstraZeneca), as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca, as amended by an agreement effective as of September 6, 2007. The Company’s expenses might increase additionally in 2008 and 2009 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration of the Company’s regulatory filings for any of its product candidates. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company experienced prior to the approval of the Company’s New Drug Application (NDA) for Treximet™ (formerly known as Trexima), as a result of the approvable letters the Company received from the U.S. Food and Drug Administration (FDA) in June 2006 and in August 2007, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. As a result of the revised development timeline agreed upon in the September 2007 amendment, we have extended the amortization period to 43 months. This is a change in accounting estimate and was a prospective adjustment beginning in the third quarter of 2007. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $2.7 million and $5.5 million of licensing revenue from the amortization of the AstraZeneca licensing fee for the three and six months ended June 30, 2008, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment has been deferred and will be amortized over 31 months. We recognized $1.0 million and $1.9 million of licensing revenue from this amortization in the three and six months ended June 30, 2008.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GSK have been deferred and were originally being amortized over 42 months. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet NDA which was earlier than anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006 based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.0 million and $0.2 million of licensing revenue from the amortization of GSK milestone payments during the three and six months ended June 30, 2008, respectively. The GSK upfront payments are now fully amortized.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the three and six months ended June 30, 2008 a $20.0 million milestone was recognized related to the approval of, and GSK’s intent to commercialize, Treximet. There was no milestone revenue recognized for the six months ended June 30, 2007.

Treximet royalty revenue is recognized when earned as will future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and six months ended June 30, 2008, the Company recognized $0.8 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. We recognized $12.6 million and $12.2 million of development revenue for development activities performed pursuant to the AstraZeneca and GSK agreements for the six months ended June 30, 2008 and 2007, respectively. The Company’s costs associated with the billed direct costs totaled $7.9 million and $7.2 million for the three months ended June 30, 2008 and 2007, respectively. The Company’s costs associated with the billed direct costs totaled $11.0 million and $10.6 million for the six months ended June 30, 2008 and 2007, respectively. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). The fair value of the Company's investments and cash equivalents are based upon quoted prices of identical assets which the Company has the ability to access, in active markets, at the measurement date. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month period ended June 30, 2008 and 2007, the Company had $0.2 million and $0.3 million, respectively, of interest income and $0.3 million and $0.4 million, respectively, of bond amortization income included in other income for the period. For the six month period ended June 30, 2008 and 2007, the Company had $0.7 million and $0.6 million, respectively, of interest income and $0.6 million and $0.9 million, respectively, of bond amortization income included in other income for the period.

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $(18,020) unrealized losses on its investments that are classified as accumulated other comprehensive income (loss) at June 30, 2008 and $(4,261) of unrealized losses for the same period of 2007.

Comprehensive income (loss) consists of the following components for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$13,334,103	$(3,847,075)	$5,962,851	$(5,936,715)
Unrealized gain (loss) onmarketable securities	(47,065)	(2,705)	(32,560)	(169)
Total comprehensiveincome (loss)	$13,287,038	$(3,849,780)	$5,930,291	$(5,936,884)

Stock-based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance conditions.

Our statements of operations for the three and six months ended June 30, 2008 and June 30, 2007 includes the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$590,770	$305,490	$922,676	$789,627
General and administrative	1,062,547	750,902	1,770,381	1,725,532
Operating expense	1,653,317	1,056,392	2,693,057	2,515,159
Tax benefit	-	-	-	-
Net expense	$1,653,317	$1,056,392	$2,693,057	$2,515,159

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.45 years was $9.8 million at June 30, 2008 and, over an estimated weighted-average amortization period of 1.9 years was $11.0 million at June 30, 2007. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2008 was $3.1 million at June 30, 2008 and was $2.6 million at June 30, 2007 for the remaining period ending December 31, 2007.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2008 and 2007 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected volatility	72.9%	78.8 – 79.2%	72.9 – 73.2%	76.0 – 79.2%
Expected dividends	0%	0%	0%	0%
Expected term	5.32-6.25 Years	6.25 Years	5.32-6.25 Years	6.25 Years
Risk-free interest rate	3.3%	4.6 – 4.7%	2.6 – 3.3%	4.6 – 5.1%

A summary of the time-based stock awards as of June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2008	3,445	$ 9.60	6.4	$ 11,167
Granted	311	10.20
Exercised	(33)	0.33
Forfeited or expired	-	-
Outstanding at March 31, 2008	3,723	9.44	6.3	$ 6,509
Exercisable at March 31, 2008	2,406	$ 8.44	5.4	$ 5,836
Granted	35	14.45
Exercised	(25)	5.29
Forfeited or expired	-	-
Outstanding at June 30, 2008	3,733	9.80	5.7	$ 7,813
Exercisable at June 30, 2008	2,419	$ 8.52	5.2	$ 6,800

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six month periods ended June 30, 2008 and 2007 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $2.1 million and $2.4 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $1.6 million and $2.3 million, respectively.

Restricted Stock and Restricted Stock Units

As of June 30, 2008, there was an aggregate $224,000 of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $52,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $172,000 unrecognized compensation expense related to unvested restricted stock units under the May 6, 2008 award of 14,000 restricted stock units with a grant-date per-share fair value of $14.45. As of June 30, 2008, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 17,487 unvested restricted stock units outstanding at June 30, 2008.

Performance-Based Awards

In January 2005, pursuant to an incentive program (the “Treximet incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 506,772 shares of common stock. Each performance-based option would vest in full upon the later to occur of (i) January 3, 2007 or (ii) the receipt by the Company of an action letter from the FDA indicating approval of the NDA for the product candidate Treximet, provided, however that 25% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur prior to June 30, 2007, and 100% of each such option would be forfeited if receipt of the FDA approval letter for the Treximet NDA did not occur on or before December 31, 2007. These performance-based options, which were granted under the Plan, as amended and restated, had a ten-year term and an exercise price of $7.06, which was equal to the Nasdaq reported market closing price of the common stock on January 3, 2005, the date of grant. The grant date fair value of these performance-based options was $3.77 per share. The receipt of the FDA approval letter for the Treximet NDA had not occurred on or before December 31, 2007 as described under the terms of the initial grant, and therefore all options to purchase shares of common stock under the Treximet incentive program were forfeited during the 2007 year and the related compensation expense was reversed.

On May 6, 2008, pursuant to an incentive program(the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. Twenty-five percent (25%) of the options granted will vest upon the acceptance by the FDA of the NDA for PN 400. The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400. The options have a ten-year term and an exercise price of $14.45, which was equal to the Nasdaq reported market closing price of the common stock on May 6, 2008, the date of grant. The weighted grant-date fair value of these performance-based options was $9.66 per share. The options also include provisions that require satisfactory employee performance prior to vesting. An additional 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating acceptance of the NDA for PN 400.

As of June 30, 2008 and 2007, there were $2.6 million and $38,000, respectively, in unrecognized compensation expense related to performance-based awards granted under the PN and Treximet incentive programs. The June 30, 2008 amount is expected to be recognized over the period ending June 30, 2010, while the June 30, 2007 cost was expected to be recognized over the period ending September 30, 2007. There were 301,433 and 245,560 unvested performance-based options outstanding at June 30, 2008 and 2007, respectively. No performance-based awards were exercised during the three and six months ended June 30, 2008 and 2007; no awards were forfeited during the six months ended June 30, 2008 and 129,691 awards were forfeited during the three and six months ended June 30, 2007. At June 30, 2008 the performance-based options had no intrinsic value and a remaining contractual life of 9.8 years, while at June 30, 2007 the performance-based options had an intrinsic value of $2.7 million and a remaining contractual life of 7.5 years.

The fair value of each performance-based option granted under the Plan, including those granted under the Treximet incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Income and Net Loss Per Share—Basic and diluted net income and net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2008 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three and six months ended June 30, 2007 because the effect would have been antidilutive and, in accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2007. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2007.

 In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

The following table reconciles the numerator and denominator used to calculate diluted net income per share (in thousands) for the 2008 periods shown:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Numerator:
Net income	$13,334,103	$5,962,851
Denominator:
Weighted average common shares, basic	29,759,250	29,741,406
Dilutive effect of stock options	948,460	895,123
Weighted average common shares, diluted	30,707,710	30,636,529

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2008 fiscal year. SFAS 157 did not have a material impact on the Company’s financial statements.

             In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year. SFAS 159 did not have a material impact on the Company’s financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company believes EITF 07-3 does not have a material impact on its financial statements.

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

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

We have developed Treximet™ (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007. We began the Phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA and confirmed that the development program for PA32540 will be similar to our PN product development program. The objective of the program will be to establish that patients taking our PA32540 product have fewer gastric ulcers than patients taking enteric coated, or EC, 325 mg aspirin over the study treatment period. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. we have completed a study which demonstrated the bioequivalence of PA32540 as compared to 325 mg of enteric coated aspirin and filed a Special Protocol Assessment (SPA) with the FDA for the design of the Phase 3 studies for the product, which could begin as early as the second half of 2008.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2008, our accumulated deficit was approximately $121.2 million. We record revenue under two categories: licensing revenues and development revenues. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 73% of our total operating expenses. For the six months ended June 30, 2008, our research and development expenses represented approximately 83% of our total operating expenses.

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

•
The ability of GSK to successfully launch and commercialize Treximet in the U.S. For example, Treximet was available in pharmacies within one month from the date of its approval, but initial promotional materials for the product, including direct to consumer advertising, has not yet been approved by the FDA. The lack of approved materials and advertising at launch may have had an adverse impact on initial sales of the product, thus affecting our royalty revenue during the second quarter. GSK has not yet received approval of the promotional materials from the FDA, which may negatively impact our royalty revenue in the third quarter;

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

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct market support studies for Treximet. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008 and GSK now has responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred $0.2 million in direct development costs associated with the development of MT400/Treximet for the six months ended June 30, 2008 and have incurred $25.7 million in costs from inception to date. In the three and six month periods ended June 30, 2008, we received $20.0 million in milestone payments from GSK for the approval of, and GSK’s intent to commercialize Treximet and we accrued $0.8 million of Treximet royalty revenue. We billed GSK $0.2 million for Treximet activities for the six months ended June 30, 2008 and billed $2.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

           In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for chronic use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of EC naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to EC naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn® with respect to the naproxen component.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results, which indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric coated naproxen alone, have been presented publicly. We are currently conducting two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers. In addition, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

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

We incurred direct development costs associated with the development of our PN program of $23.4 million for the six months ended June 30, 2008 and we have incurred $66.5 million from inception to date, $35.1 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastro intestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. We met with the FDA in July 2007 and confirmed that the development program for PA will be similar to our PN product development program. The objective of the program will be to provide a cardioprotective form of aspirin that causes fewer gastric ulcers than aspirin alone. As a step toward achieving that goal, we completed a study which demonstrated that PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In the Phase 3 studies for the product, we must establish that patients taking our PA32540 product have fewer gastric ulcers than patients taking EC 325 mg aspirin over the six month study treatment period. An IND was filed in the fourth quarter of 2007 and Phase 3 studies could commence as early as the second half of 2008.

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

We incurred direct development costs associated with the development of our PA program of $2.7 million during the six months ended June 30, 2008, and we have incurred $10.2 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred no direct development costs associated with the development of MT 300 for the six months ended June 30, 2008, and we have incurred $14.7 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. At June 30, 2008, the Company accrued $0.8 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

Based upon the delays related to commercialization of MT 300 due to our receipt of the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Valeant NA had previously agreed to extend the time for certain activities under our agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. In the event of termination of the agreement, these obligations will not be relevant. We can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the withdrawal fee of $1.0 million described above. However, since the $1.0 million upfront fee is currently being accounted for as deferred revenue, a required payment to Valeant NA would have no impact on our statements of operations.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net income/( loss) per share: Net income attributable to common stockholders for the three months ended June 30, 2008 was $13.3 million or $0.43 per share, on a diluted basis, as compared to a net loss of $(3.8) million, or $(0.13) per share, on a diluted basis, for the three months ended June 30, 2007. The net income for the three month period ended June 30, 2008 included a $1.7 million or $0.06 per share charge for non-cash stock-based compensation expense as compared to $1.1 million, or $0.04 per share for the same period of 2006.

Revenue: We recognized $33.1 million of revenue for the three months ended June 30, 2008 as compared to $11.9 million for the three months ended June 30, 2007. Licensing revenue for the three months ended June 30, 2008 was $24.5 million compared to $3.7 million for 2007. The increase in revenue was primarily due to $20.0 million in milestone payments received from GSK for the approval of, and GSK’s intent to commercialize, Treximet along with $0.8 million of Treximet royalty revenue. Development revenue was $8.6 million for the three months ended June 30, 2008 compared to $8.2 million for 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $26.9 million remains in deferred revenue at June 30, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $8.0 million and $7.3 million for the three months ended June 30, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $3.5 million to $17.1 million for the three months ended June 30, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for PN and PA program activities, as compared to the same period of 2007. Direct development costs for the PN program increased by $3.0 million to $13.0 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the amended AstraZeneca agreement entered into during the third quarter of 2007, as compared to the same period of 2007. Direct development costs for the PA program increased by $0.8 million to $2.0 million, while the Treximet and exploratory programs decreased by $0.6 million to $0.2 million during the second quarter of 2008, as compared to the same period of 2007. Other direct development costs and departmental expenses increased by $0.4 million primarily due to increased personnel costs, as compared to the same period of 2007. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.2 million to $3.1 million for the three months ended June 30, 2008, as compared to the same period of 2007. The increase was due primarily to increased personnel costs, including reduced non-cash stock based compensation expense, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.2 million for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007. Investment income from bond amortization for the three month period ended June 30, 2008 totaled $0.3 million as compared to $0.4 million during the same period of 2007. Investment income decreased primarily due to declining short-term interest rates.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net income/(loss) per share: Net income attributable to common stockholders for the six months ended June 30, 2008 was $6.0 million or $0.19 per share, on a diluted basis, as compared to a net loss of $(5.9) million, or $(0.20) per share, on a diluted basis, for the six months ended June 30, 2007.  The net income for the six months ended June 30, 2008 included a $2.7 million or $0.09 per share charge for non-cash stock-based compensation expense as compared to $2.7 million or $0.09 per share for the same period of 2007.

Revenue: We recognized total revenue of $41.0 million for the six months ended June 30, 2008 as compared to total revenue of $19.6 million for the six months ended June 30, 2007. The increase in revenue was primarily due to $20.0 million in milestone payments received from GSK for the approval of, and GSK’s intent to commercialize, Treximet along with $0.8 million of Treximet royalty revenue. Other licensing revenue for the six months ended June 30, 2008 was $7.5 million compared to $7.4 million for 2007. Development revenue was $12.6 million for the six months ended June 30, 2008 compared to $12.2 million for 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $26.9 million remains in deferred revenue at June 30, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $11.2 million and $10.8 million for the six months ended June 30, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $9.3 million to $30.3 million for the six months ended June 30, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for our PN program, partially offset by a decrease in direct development costs for our PA and exploratory programs, as compared to the same period of 2007. Direct development costs for the PN program increased by $9.8 million to $23.4 million, primarily due to clinical trial activities and other product development activities during the six months ended June 30, 2008, as compared to the same period of 2007. Direct development costs for the PA and exploratory programs decreased by $0.9 million to $2.9 million, as compared to the same period of 2007. Other direct development costs and departmental expenses increased by $0.4 million primarily due to increased personnel costs, as compared to the same period of 2007.We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses decreased by $0.2 million to $6.0 million for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease was due primarily to reduced personnel costs and marketing research expenses, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.7 and $0.6 million for the six-month periods ended June 30, 2008 and 2007, respectively. Investment income from bond amortization for the period ended June 30, 2008 totaled $0.6 million as compared to $0.9 million during the same period of 2007.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2008 based upon financial results and annual forecasts available at June 30, 2008. Our effective tax rate was 0% for the six month period ended June 30, 2008. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the six month periods ended June 30, 2008 and 2007, there were no such interest and penalties.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $152.5 million from upfront and milestone payments from our collaborators. Additionally, since 2004, we have received $28.6 million of development revenue payments associated with development activities pursuant to the terms of our agreements with AstraZeneca and GSK. At June 30, 2008, cash and cash equivalents, along with short-term investments, totaled $72.2 million, a decrease of $1.7 million compared to December 31, 2007. The decrease in cash was primarily due to operating expenses for the period offset in part by cash receipts for development activities and milestone payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $26.1 million in operating cash during the six months ended June 30, 2008 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $8.6 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $160.3 thousand reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $2.4 million for the six months ended June 30, 2008. Cash used in operating activities was $11.8 million for the six months ended June 30, 2007. Net cash used in investing activities during the six months ended June 30, 2008 totaled $4.2 million, and net cash provided by investing activities for the six months ended June 30, 2007 totaled $0.8 million reflecting investing activities associated with the sale of short-term securities. Cash required for our operating activities during 2008 is projected to increase from our 2007 requirements as a result of increased development activities. During the six-month periods ended June 30, 2008 and June 30, 2007 we recorded non-cash stock-based compensation expense of $2.7 million associated with the grant of stock options and restricted stock.

As of June 30, 2008, we had $31.2 million in cash and cash equivalents and $41.0 million in short-term investments. Our operating expenses for 2008 and 2009 are expected to increase from the level of our operating expenses in 2007 as a result of increase development activities. However, we believe that we will have sufficient cash reserves to maintain our planned level of business activities through 2009 provided that certain development expenses are received from AstraZeneca, as outlined in the agreement.

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

No change in our internal control over financial reporting occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

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

We have incurred significant losses since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $121.2 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GSK or sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional materials, including direct to consumer advertising, may have had an adverse impact on initial sales of the product, thus affecting our royalty revenue during the second quarter. GSK has not yet received approval of the promotional materials from the FDA, which may negatively impact our royalty revenue in the third quarter.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful development, approval and commercialization of Treximet and our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005 the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. For example, we believe that long-term cardiovascular safety studies will be required for NDA approval of any oral lornoxicam product candidate we may develop. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our PN or other product candidates that contain NSAIDs.

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

We have no sales or distribution personnel or capabilities. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSKwhich gives GSK responsibility for marketing and selling Treximet in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

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

The commercial success of our other product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of Treximet as an alternative to Imitrex and other therapies;

•	the receipt and timing of regulatory approvals;

•	the availability of third-party reimbursement;

•	the indications for which the product is approved;

•	the rate of adoption by healthcare providers;

•	the rate of product acceptance by target patient populations;

•	the price of the product relative to alternative therapies;

•	the availability of alternative therapies;

•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;

•	the existence of adverse publicity regarding our products or similar products; and

•	the extent and severity of side effects as compared to alternative therapies.

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

Our operating expenses for the year ended December 31, 2007 totaled $51.4 million, including non-cash compensation expense of $4.3 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2005 through 2007, our average annual operating expenses (including average non-cash deferred compensation of $3.6 million) were $38.2 million. We will continue discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2008 year. As of June 30, 2008, we had an aggregate of $72.2 million in cash and cash equivalents and short-term investments. If our operating expenses for 2008 and 2009 remain at the level of our operating expenses in 2007, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. Dr. Reese has informed the Company of his intention to retire some time in the next 12 to 24 months. The Company anticipates an orderly transition of Dr. Reese’s responsibilities to other key POZEN employees upon his retirement. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	commercial success of Treximet and our other products in the marketplace once approved;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	announcements by our collaborative partners regarding our products or product candidates;
•	developments in new or pending litigation;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through June 30, 2008, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 6, 2008. There were present at the annual meeting of stockholders in person or by proxy stockholders holding an aggregate of 26,747,099 shares of our common stock out of a total number of 29,737,799 shares of common stock issued and outstanding and entitled to vote at the meeting. Our stockholders voted on two matters, as follows:

1. The stockholders elected three Class II directors to each serve for a three year term (until our 2011 annual meeting of stockholders and until their successors have been duly elected and qualified) by the following votes (there were no abstentions or broker non-votes in connection with the election of the Class II directors):

	Number of Shares of Common Stock

	For:	Withheld:
Arthur S. Kirsch	26,632,482	114,617
Kenneth B. Lee, Jr.	26,588,061	159,038
Bruce A. Tomason	26,605,620	141,479

The other directors whose terms of office as director continued after the meeting are as follows: John R. Plachetka, Pharm.D, James J. Mauzey, Jacques F. Rejeange, Paul J. Rizzo and Peter J. Wise, M.D.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

Number of Shares of Common Stock

For:	Against:	Abstain:
26,678,051	48,397	20,651

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
July 29, 2008	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
July 29, 2008	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

July 29, 2008	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.