Form 10-Q
period 2008-09-30
POZEN INC /NC
filed 2008-11-04
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): ☐  Large Accelerated Filer     ☒  Accelerated Filer     ☐  Non-Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of October 17, 2008 was 29,778,310.

POZEN Inc.
(A Development Stage Company)
FORM 10-Q

For the Three Months Ended September 30, 2008

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,030,314	$37,660,068
Short-term investments	45,015,772	36,282,108
Accounts receivable	7,666,458	2,129,003
Prepaid expenses and other current assets	193,831	1,198,397

Total current assets	69,906,375	77,269,576
Property and equipment, net of accumulated depreciation	77,783	117,485

Total assets	$69,984,158	$77,387,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,224,302	$2,536,040
Accrued compensation	1,632,453	1,392,849
Accrued expenses	4,721,600	3,796,164
Deferred revenue	13,932,552	15,936,125

Total current liabilities	22,510,907	23,661,178
Long-term liabilities:
Deferred revenue	9,699,413	18,475,074

Total liabilities	32,210,320	42,136,252
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,778,310, and 29,704,760 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,778	29,705
Additional paid-in capital	166,903,993	162,371,437
Accumulated other comprehensive income (loss)	(102,931)	14,540
Deficit accumulated during the development stage	(129,057,002)	(127,164,873)

Total stockholders’ equity	37,773,838	35,250,809

Total liabilities and stockholders’ equity	$69,984,158	$77,387,061

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (September 25, 1996) Through September 30,
	2008	2007	2008	2007	2008

Revenue
Licensing revenue	$3,603,100	$23,205,920	$31,973,196	$30,607,920	$129,811,975
Development revenue	7,542,097	4,423,556	20,125,043	16,611,943	44,699,663

Total Revenue	11,145,197	27,629,476	52,098,239	47,219,863	174,511,638

Operating expenses:
General and administrative	3,088,496	2,248,897	9,080,337	8,404,001	83,449,946
Research and development	16,368,178	9,679,872	46,624,932	30,587,889	234,955,535

Total operating expenses	19,456,674	11,928,769	55,705,269	38,991,890	318,405,481

Interest and other income	456,497	781,516	1,714,901	2,317,536	16,438,319

Income (loss) before income tax expense	(7,854,980)	16,482,223	(1,892,129)	10,545,509	(127,455,524)
Income tax expense	—	(1,645,099)	—	(1,645,099)	(667,000)
Income/(loss)	(7,854,980)	14,837,124	(1,892,129)	8,900,410	(128,122,524)

Non-cash preferred stock charge	—	—	—	—	27,617,105
Preferred stock dividends	—	—	—	—	934,478

Net income/(loss) attributable to common stockholders	$(7,854,980)	$14,837,124	$(1,892,129)	$8,900,410	$(156,674,107)

Basic net income/(loss) per common share	$(0.26)	$0.50	$(0.06)	$0.30

Shares used in computing basic net income/(loss) per common share	29,786,264	29,695,596	29,756,359	29,555,787

Diluted net income/(loss) per common share	$(0.26)	$0.48	$(0.06)	$0.29

Shares used in computing diluted net income/(loss) per common share	29,786,264	30,598,807	29,756,359	30,627,282

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from September 25, 1996 (inception) through September 30, 2008

	2008	2007
Operating activities
Net (loss)/income	$(1,892,129)	$8,900,410	$(128,122,524)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	59,547	67,814	1,087,023
Write-down of impaired assets	—	—	155,576
Bond amortization income	(814,880)	(1,443,534)	(4,308,512)
Noncash compensation expense	4,365,742	2,937,873	26,415,572
Noncash financing charge	—	—	450,000
Changes in operating assets and liabilities:
Accounts receivable	(5,537,455)	(1,072,454)	(7,666,458)
Prepaid expenses and other current assets	1,004,566	689,481	(193,831)
Accounts payable and accrued expenses	853,302	3,145,451	8,578,355
Deferred revenue	(10,779,234)	(607,920)	23,631,965

Net cash (used in) provided by operating activities	(12,740,541)	12,617,121	(79,972,834)
Investment activities
Purchase of equipment	(19,845)	(23,695)	(1,320,381)
Purchase of investments	(57,458,851)	(45,193,716)	(230,906,616)
Sale of investments	49,422,596	51,726,609	190,096,424

Net cash (used in) provided by investing activities	(8,056,100)	6,509,198	(42,130,573)
Financing activities
Proceeds from issuance of preferred stock	—	—	48,651,850
Proceeds from issuance of common stock	166,887	2,137,429	86,639,856
Proceeds from collections of stockholders’ receivables	—	—	1,004,310
Proceeds from notes payable	—	—	3,000,000
Payment of dividend	—	—	(162,295)

Net cash provided by financing activities	166,887	2,137,429	139,133,721

Net (decrease) increase in cash and cash equivalents	(20,629,754)	21,263,748	17,030,314
Cash and cash equivalents at beginning of period	37,660,068	26,296,884	—

Cash and cash equivalents at end of period	$17,030,314	$47,560,632	$17,030,314

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—	$191,328

Supplemental schedule of noncash investing and financing activities
Conversion of notes payable to preferred stock	$—	$—	$3,000,000

Preferred stock dividend	$—	$—	$772,183

Forfeiture of common stock options and warrants	$—	$—	$314,179

Conversion of common stock warrants to common stock	$—	$—	$1,080,001

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Development Stage Company

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. The Company may enter into collaboration agreements to commercialize its product candidates, and has entered into, and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements.

Statement of Financial Accounting Standards Board (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. The Company will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of the Company’s product candidates. As of September 30, 2008, the Company had $17.0 million in cash and cash equivalents and $45.0 million in short-term investments. Our operating expenses, net of development revenues, for 2008 and 2009 are expected to increase from the level incurred in 2007. However, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided that certain development expenses are paid by AstraZeneca AB (AstraZeneca), as outlined in the collaboration and license agreement dated August 1, 2006 between the Company and AstraZeneca, as amended by an agreement effective as of September 6, 2007 and an agreement effective as of October 1, 2008. The Company’s expenses might increase additionally in 2008 and 2009 if any regulatory agency requires the Company to conduct additional clinical trials, studies or investigations in connection with their consideration of the Company’s regulatory filings for any of its product candidates, including, for example, redesigning or conducting additional pivotal trials for its PN and PA products using different endpoints if the U.S. Food and Drug Administration (FDA) determines that endoscopic gastric ulcers are no longer acceptable as primary endpoints in clinical trials. The Company is not currently obligated to make any milestone payments to third parties and does not currently have any other required material payment obligations during that period. However, regulatory delays, such as the Company experienced prior to the approval of the Company’s New Drug Application (NDA) for Treximet® (formerly known as Trexima™), as a result of the approvable letters the Company received from the FDA in June 2006 and in August 2007, or unforeseen situations or unforeseen developments in the progress of the Company’s existing and future product candidates, such as the current uncertainty regarding the primary clinical endpoints for our PN and PA programs, may increase the Company’s cash requirements beyond its currently assumed needs.

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

Index

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. As a result of the revised development timeline agreed upon in the September 2007 amendment, we extended the amortization period to 43 months. In 2008, we subsequently increased the estimated amortization period to 46 months, as a result of revisions to the development timeline. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. We recognized $2.4 million and $7.8 million of licensing revenue from the amortization of the AstraZeneca licensing fee for the three and nine months ended September 30, 2008, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we increased the estimated amortization period to 34 months, as a result of revisions to the development timeline. We recognized $0.8 million and $2.8 million of licensing revenue from this amortization in the three and nine months ended September 30, 2008. The 2007 and 2008 changes in accounting estimates were prospective adjustments beginning in the third quarters of 2007 and 2008, respectively. The third quarter 2008 change in the estimated amortization periods is expected to result in a $0.9 million decrease in the 2008 full-year amortization.

Under the terms of the agreement, our representatives are members of both the Global Product Team and the Joint Steering Committee. The Global Product Team’s only commercialization responsibilities are to develop AstraZeneca’s commercial launch and marketing plans. The Joint Steering Committee reviews recommendations from the Global Product Team regarding the U.S. development plan and resolves disputes of the Global Product Team. In the event of a Joint Steering Committee dispute, our chief executive officer or designee will have the final decision-making authority only with respect to any such disagreement arising out of either (i) core development activities (other than decisions pertaining to dose selection or initial product labeling) or (ii) additional development activities, but only to the extent that such activities are required by the FDA to obtain NDA approval in the U.S. of the initial product. The chief executive officer or designee of AstraZeneca will have the final decision-making authority with respect to disagreements relating to all other matters.

In reviewing the terms of the executed agreement and considering the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in EITF 00-21. Following FDA approval of the NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in paragraph 9 of EITF 00-21 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with its substantive obligation to serve on the Global Product Team and the Joint Steering Committee.

Index

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet NDA which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.0 million and $0.2 million of licensing revenue from the amortization of GSK milestone payments during the three and nine months ended September 30, 2008, respectively. The GSK upfront payments are now fully amortized.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the three and nine months ended September 30, 2008, a $20.0 million milestone was recognized related to the approval of, and GSK’s intent to commercialize, Treximet.

Treximet royalty revenue is recognized when earned as will future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and nine months ended September 30, 2008, the Company recognized $0.4 million and $1.2 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. We recognized development revenue for development activities performed pursuant to the AstraZeneca and GSK agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Development revenue and direct billed costs for the three and nine months ended September 30, 2008 and 2007 were the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Development Revenue	$7,542,097	$4,423,556	$20,125,043	$16,611,943
Direct Costs	$6,884,111	$3,962,554	$18,112,262	$14,731,770

Index

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss, however, given the recent disruption in the market and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). The fair value of the Company's investments and cash equivalents are based upon quoted prices of identical assets which the Company has the ability to access, in active markets, at the measurement date. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month period ended September 30, 2008 and 2007, the Company had $0.2 million and $0.2 million, respectively, of interest income and $0.3 million and $0.6 million, respectively, of bond amortization income included in other income for the period. For the nine month period ended September 30, 2008 and 2007, the Company had $0.9 million and $0.9 million, respectively, of interest income and $0.8 million and $1.4 million, respectively, of bond amortization income included in other income for the period. The Company has considered the impact of the current economic environment on its evaluation of the fair value of its investments.

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $(102,931) unrealized losses on its investments that are classified as accumulated other comprehensive income (loss) at September 30, 2008 and $(313) of unrealized losses for the same period of 2007.

Comprehensive income (loss) consists of the following components for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(7,854,980)	$14,837,124	$(1,892,129)	$8,900,410
Unrealized gain (loss) onmarketable securities	(84,911)	3,948	(117,471)	3,779
Total comprehensive income (loss)	$(7,939,891)	$14,841,072	$(2,009,600)	$8,904,189

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

Index

Our statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007 includes the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$662,619	$9,295	$1,585,295	$798,922
General and administrative	1,010,065	378,733	2,780,447	2,138,951
Operating expense	1,672,684	388,028	4,365,742	2,937,873
Tax benefit	-	-	-	-
Net expense	$1,672,684	$388,028	$4,365,742	$2,937,873

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, is expected to be recognized over an estimated weighted-average amortization period of 1.3 years and totaled $8.4 million at September 30, 2008. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2008 was $1.6 million at September 30, 2008.

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

Index

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2008 and 2007 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected volatility	71.3 – 74.5%	78.4%	71.3 – 74.5%	76.0 – 79.2%
Expected dividends	0%	0%	0%	0%
Expected term	5.0 – 6.25 Years	6.25 Years	5.0 – 6.25 Years	6.25 Years
Risk-free interest rate	2.9 – 4.4%	4.4%	2.6 – 4.4%	4.4 – 5.1%

A summary of the time-based stock awards as of September 30, 2008, and changes during the nine months ended September 30, 2008, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2008	3,445	$9.60	6.4	$11,167
Granted	311	10.20
Exercised	(33)	0.93
Forfeited or expired	-	-
Outstanding at March 31, 2008	3,723	9.44	6.3	$6,509
Exercisable at March 31, 2008	2,406	$8.44	5.4	$5,836
Granted	35	14.45
Exercised	(25)	5.29
Forfeited or expired	-	-
Outstanding at June 30, 2008	3,733	9.80	5.7	$7,813
Exercisable at June 30, 2008	2,419	$8.52	5.4	$6,800
Granted	20	11.29
Exercised	(1)	8.79
Forfeited or expired	-	-
Outstanding at September 30, 2008	3,752	9.78	5.4	$6,729
Exercisable at September 30, 2008	2,473	$8.55	5.0	$6,143

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine month periods ended September 30, 2008 and 2007 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 was $0.2 million and $0.6 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.2 million and $2.3 million, respectively.

Restricted Stock and Restricted Stock Units

As of September 30, 2008, there was an aggregate $0.2 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $49,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $121,000 unrecognized compensation expense related to unvested restricted stock units under the May 6, 2008 award of 14,000 restricted stock units with a grant-date per-share fair value of $14.45. As of September 30, 2008, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 17,487 unvested restricted stock units outstanding at September 30, 2008.

Index

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

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted will vest upon the acceptance by the FDA of the NDA for PN 400. The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the Nasdaq reported market closing price of the common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating acceptance of the NDA for PN 400.

As of September 30, 2008, there was $2.1 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The September 30, 2008 amount is expected to be recognized over the period ending June 30, 2010. There were 313,133 unvested performance-based options outstanding at September 30, 2008. During the quarter ended September 30, 2007, all previously expensed stock-based compensation for the Treximet incentive options was reversed, although the shares were not forfeited until December 31, 2007. The reversal reduced research and development expenses by $0.3 million and general and administrative expenses by $0.6 million in the quarter ended September 30, 2007. There were 239,541 unvested performance-based options outstanding at September 30, 2007. No performance-based awards were exercised during the three and nine months ended September 30, 2008 and 2007; no awards were forfeited during the nine months ended September 30, 2008 and there were 6,019 and 135,710 awards forfeited during the three and nine months ended September 30, 2007, respectively. At September 30, 2008 the performance-based options had no intrinsic value and a remaining contractual life of 9.6 years. At September 30, 2007, the performance-based options had an intrinsic value of $0.9 million and a remaining contractual life of 7.2 years.

The fair value of each performance-based option granted under the Plan, including those granted under the Treximet incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Net Income and Net Loss Per Share—Basic and diluted net income and net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three and nine months ended September 30, 2008, because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2008.

Index

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

Index

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. Briefing on the motion to dismiss is now complete and the motion is pending with the Court. The Company and the remaining individual defendants believe that the plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

The Company and GSK have received a letter from Par Pharmaceutical, Inc. (Par) notifying us that it has submitted an Abbreviated New Drug application (ANDA) to the FDA for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Par’s letter also provides notice to the Company and GSK that its ANDA contains a certification as required under 505(i)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act known as a “paragraph IV certification.”  Generally, such a certification states that the ANDA applicant believes that the claims of a patent to which a paragraph IV certification is made do not properly prevent that ANDA applicant from commercializing the product that is the subject of its ANDA. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par. We are evaluating Par’s paragraph IV certification and we expect to commence a patent infringement lawsuit against Par within 45 days of our receipt of notification from Par. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or a patent infringement lawsuit against Par. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Under its commercialization collaboration with Valeant NA, related to MT 300, if the Company chooses to withdraw the MT 300 NDA for commercial or financial reasons under the conditions specified in the agreement, it could be required to pay a withdrawal fee of $1.0 million. As a result of this contingency, $1.0 million of the $2.0 million upfront payment received by the Company from Valeant NA pursuant to the agreement has not been recognized as revenue.

On July 21, 2005, the Company received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. The Company does not believe the withdrawal fee is payable. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA indicated its intention to pursue the dispute resolution provisions provided for in the agreement in March 2006. The Company intends to vigorously defend its position under the agreement. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA when the ultimate resolution of this dispute is reached, however, it is the current judgment of management that no reserve is required.

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

After we establish the proof of concept for an innovative idea, we work with the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application, or NDA, or its foreign equivalent. We may then decide to seek a strong pharmaceutical partner to license the product or technology to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

We have developed Treximet® (formerly known as Trexima™) in collaboration with GlaxoSmithKline. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early February 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

Index

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007. We began the Phase 3 program in September 2007. As part of the program, we are conducting two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The FDA has informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. The FDA has not indicated when its internal review will be completed, although the FDA has scheduled an internal meeting to address this issue during the first quarter of 2009. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint, it is possible that we will be required to conduct additional trials using other endpoints which will require additional expense and delay NDA approval. In addition to the Phase 3 pivotal trials, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. The FDA has informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. The FDA has not indicated when its internal review will be completed, although the FDA has scheduled an internal meeting to discuss the issue during the first quarter of 2009. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint, we would be required to redesign the Phase 3 studies. Therefore, we will delay the commencement of the pivotal trials for PA32540 until the FDA completes its internal review and we reach full agreement on the SPA for the product with the FDA.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2008, our accumulated deficit was approximately $129.1 million. We record revenue under two categories: licensing revenues and development revenues. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 74% of our total operating expenses. For the nine months ended September 30, 2008, our research and development expenses represented approximately 84% of our total operating expenses.

Statement of Financial Accounting Standards Board, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises,” states that an enterprise shall be considered to be in the development stage if either planned principal operations have not commenced or planned principal operations have commenced, but there has been no significant revenue therefrom. We will remain a development stage company until such time as significant revenues have been generated from the marketing and sale of our product candidates.

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

Index

•
The ability of GSK to successfully launch and commercialize Treximet in the U.S. For example, Treximet was available in pharmacies within one month from the date of its approval, but initial promotional materials for the product, including direct to consumer advertising, were not approved by the FDA for several months. The lack of approved materials and advertising at launch may have had an adverse impact on initial sales of the product, thus negatively impacting our royalty revenue in the second and third quarters;

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

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct market support studies for Treximet. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008, and GSK now has responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred $0.2 million in direct development costs associated with the development of MT400/Treximet for the nine months ended September 30, 2008 and have incurred $25.7 million in costs from inception to date. We received in the nine month period ended September 30, 2008, $20.0 million in milestone payments from GSK for the approval of, and GSK’s intent to commercialize Treximet and we accrued $0.4 million and $1.2 million, in the three and nine month period ended September 30, 2008, respectively, of Treximet royalty revenue. We billed GSK $0.2 million for Treximet activities for the nine months ended September 30, 2008 and billed $2.1 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Index

The Company and GSK have received a letter from Par Pharmaceutical, Inc. (Par) notifying us that it has submitted an Abbreviated New Drug application (ANDA) to the FDA for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Par’s letter also provides notice to the Company and GSK that its ANDA contains a certification as required under 505(i)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act known as a “paragraph IV certification.”  Generally, such a certification states that the ANDA applicant believes that the claims of a patent to which a paragraph IV certification is made do not properly prevent that ANDA applicant from commercializing the product that is the subject of its ANDA. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par. We are evaluating Par’s paragraph IV certification and we expect to commence a patent infringement lawsuit against Par within 45 days of our receipt of notification from Par. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to an NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 1, 2008. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

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

In early 2006, we submitted a Special Protocol Assessment, or SPA, to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the principles in the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen. Given its internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials, the FDA may not continue to accept the principles set forth in the SPA and may require that we conduct additional trials using other endpoints in order to gain approval to market the product candidate.

Index

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric coated naproxen alone. We are currently conducting two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The FDA has informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. The FDA has not indicated when its internal review will be completed, although the FDA has scheduled an internal meeting to discuss this issue during the first quarter of 2009. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint, it is possible that we will be required to conduct additional trials using other endpoints which will require additional expense and delay NDA approval. In addition, we are conducting a long-term, open label safety study for PN 400. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the U.S., including interactions with regulatory agencies. It is our understanding that AstraZeneca intends to file marketing applications for PN400 in certain ex-US countries based upon clinical data being generated for the NDA soon after the NDA is filed.

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

We incurred direct development costs associated with the development of our PN program of $34.6 million for the nine months ended September 30, 2008 and we have incurred $77.7 million from inception to date, $37.5 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed a Special Protocol Assessment (SPA) with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. The FDA has informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. The FDA has indicated when its internal review will be completed, but has scheduled an internal meeting to discuss this issue during the first quarter of 2009. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint, we would be required to redesign the Phase 3 studies. Therefore, we will delay the commencement of the pivotal trials for PA32540 until the FDA completes its internal review and we reach full agreement on the SPA for the product with the FDA. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to cardiovascular protection.

Additionally, we have met with three national European regulatory agencies to discuss the proposed development program for PA32540. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials, along with demonstrating bioequivalence to the reference drug, EC aspirin, with respect to the aspirin component.

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

We incurred direct development costs associated with the development of our PA program of $3.8 million during the nine months ended September 30, 2008, and we have incurred $11.3 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred $0.1 million direct development costs associated with the development of MT 300 for the nine months ended September 30, 2008, and we have incurred $14.8 million from inception to date. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. At September 30, 2008, the Company accrued $1.2 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

Index

The Company and GSK have received a letter from Par Pharmaceutical, Inc. (Par) notifying us that it has submitted an Abbreviated New Drug application (ANDA) to the FDA for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Par’s letter also provides notice to the Company and GSK that its ANDA contains a certification as required under 505(i)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act known as a “paragraph IV certification.”  Generally, such a certification states that the ANDA applicant believes that the claims of a patent to which a paragraph IV certification is made do not properly prevent that ANDA applicant from commercializing the product that is the subject of its ANDA. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par. We are evaluating Par’s paragraph IV certification and we expect to commence a patent infringement lawsuit against Par within 45 days of our receipt of notification from Par. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement dated as of August 1, 2006 and effective September 7, 2006 with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers. Under the terms of the agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). AstraZeneca had the right, which has now expired, to elect to include Japan in the licensed territory within two years after the effective date of the agreement. Pursuant to the terms of the agreement, we received an upfront license fee of $40.0 million from AstraZeneca following termination of the waiting period under the Hart-Scott-Rodino notification program.

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN 400-104 study, a study which compared acid suppression of different doses of PN 400, and achievement of the interim results of the PN 200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. An additional $55.0 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

We further amended the Agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the Agreement and to update the description of the target product profile studies (as defined in the Agreement) for PN400.

Index

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net income / (loss) per share: Net loss attributable to common stockholders for the three months ended September 30, 2008 was $(7.9) million or $(0.26) per share, on a basic and diluted basis, as compared to a net income of $14.8 million, or $0.48 per share, on a diluted basis, for the three months ended September 30, 2007. The net loss for the three month period ended September 30, 2008 included a $1.7 million or $0.06 per share charge for non-cash stock-based compensation expense as compared to $0.4 million, or $0.01 per share for the same period of 2007.

Revenue: We recognized $11.1 million of revenue for the three months ended September 30, 2008 as compared to $27.6 million for the three months ended September 30, 2007. Licensing revenue for the three months ended September 30, 2008 was $3.6 million compared to $23.2 million for 2007. The decrease in revenue was primarily due to $20.0 million in milestone payments received from AZ in 2007. Development revenue was $7.5 million for the three months ended September 30, 2008 compared to $4.4 million for 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $23.6 million remains in deferred revenue at September 30, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $6.9 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $6.7 million to $16.4 million for the three months ended September 30, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for PN and our exploratory program activities, as compared to the same period of 2007. Direct development costs for the PN program increased by $5.4 million to $11.2 million, primarily due to Phase 3 clinical trial activities and other PN product development activities pursuant to the amended AstraZeneca agreement entered into during the third quarter of 2007, as compared to the same period of 2007. Direct development costs for our exploratory programs increased by $1.0 million to $1.1 million during the third quarter of 2008, while direct development costs for the PA program decreased by $0.4 million to $1.9 million during the third quarter of 2008, as compared to the same period of 2007. Other direct development costs and departmental expenses increased by $0.7 million primarily due to increased personnel costs, as compared to the same period of 2007. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.8 million to $3.1 million for the three months ended September 30, 2008, as compared to the same period of 2007. The increase was due primarily to increased personnel costs, including increased non-cash stock based compensation expense, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.2 million for the three months ended September 30, 2008 and $0.2 million for the three months ended September 30, 2007. Investment income from bond amortization for the three month period ended September 30, 2008 totaled $0.3 million as compared to $0.6 million during the same period of 2007. Investment income decreased primarily due to declining short-term interest rates.

Index

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net income / (loss) per share: Net loss attributable to common stockholders for the nine months ended September 30, 2008 was $(1.9) million or $(0.06) per share, on a basic and diluted basis, as compared to a net income of $8.9 million, or $0.29 per share, on a diluted basis, for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 included a $4.4 million or $0.15 per share charge for non-cash stock-based compensation expense as compared to $2.9 million or $0.09 per share for the same period of 2007.

Revenue: We recognized total revenue of $52.1 million for the nine months ended September 30, 2008 as compared to total revenue of $47.2 million for the nine months ended September 30, 2007. The increase in revenue was primarily due to $1.2 million of Treximet royalty revenue and an increase of $3.5 million in development revenue for the nine months ended September 30, 2008 compared to 2007. Other licensing revenue for the nine months ended September 30, 2008 was $30.8 million compared to $30.6 million for 2007. Development revenue was $20.1 million for the nine months ended September 30, 2008 compared to $16.6 million for 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $23.6 million remains in deferred revenue at September 30, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $18.1 million and $14.7 million for the nine months ended September 30, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $16.0 million to $46.6 million for the nine months ended September 30, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for our PN program and exploratory programs, partially offset by a decrease in direct development costs for our PA program, as compared to the same period of 2007. Direct development costs for the PN program increased by $15.2 million to $34.6 million, primarily due to clinical trial activities and other product development activities during the nine months ended September 30, 2008, as compared to the same period of 2007. Direct development costs for the exploratory programs increased by $1.0 million to $2.2 million, offset by a decrease of $1.3 million in PA, as compared to the same period of 2007. Other direct development costs and departmental expenses increased by $1.1 million primarily due to increased personnel costs, as compared to the same period of 2007. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $0.7 million to $9.1 million for the nine months ended September 30, 2008, as compared to the same period of 2007. The increase was due primarily to increased personnel costs and marketing research expenses, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.9 and $0.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Investment income from bond amortization for the period ended September 30, 2008 totaled $0.8 million as compared to $1.4 million during the same period of 2007.

Index

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2008 based upon financial results and annual forecasts available at September 30, 2008. Our effective tax rate was 0% for the nine month period ended September 30, 2008. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007 and as a result, there were no material impacts to the financial statements.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine month periods ended September 30, 2008 and 2007, there were no such interest and penalties.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth through private placements of preferred stock and our initial public offering, resulting in cash inflows of $133.9 million. Since 2003, we have received $152.5 million from upfront and milestone payments from our collaborators. Additionally, since 2004, we have received $38.0 million of development revenue payments associated with development activities pursuant to the terms of our agreements with AstraZeneca and GSK. At September 30, 2008, cash and cash equivalents, along with short-term investments, totaled $62.0 million, a decrease of $11.9 million compared to December 31, 2007. The decrease in cash was primarily due to operating expenses for the period offset in part by cash receipts for development activities and milestone payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

Short-term investments are held in a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. We have considered the impact of the current economic environment in evaluating the fair value of our investments. We believe we are adhering to a conservative investment policy. Nonetheless, given the current credit crisis and other market risks, were any of our A1/P1 investments downgraded such that action is required under our investment policy, such an action may result in an investment loss.

Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference in market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We received $35.5 million in operating cash during the nine months ended September 30, 2008 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $7.7 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $166,900 reflecting net proceeds from the exercise of stock options.

Index

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $12.7 million for the nine months ended September 30, 2008. Cash provided by operating activities was $12.6 million for the nine months ended September 30, 2007. Net cash used in investing activities during the nine months ended September 30, 2008 totaled $8.1 million, and net cash provided by investing activities for the nine months ended September 30, 2007 totaled $6.5 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2008 is projected to increase from our 2007 requirements as a result of increased development activities. During the nine-month periods ended September 30, 2008 and September 30, 2007 we recorded non-cash stock-based compensation expense of $4.4 million and $2.9 million, respectively, associated with the grant of stock options and restricted stock.

As of September 30, 2008, we had $17.0 million in cash and cash equivalents and $45.0 million in short-term investments. Our operating expenses for 2008 and 2009 are expected to increase from the level of our operating expenses in 2007 as a result of increased development activities. However, we believe that we will have sufficient cash reserves to maintain our planned level of business activities through 2009 provided that certain development expenses are received from AstraZeneca, as outlined in the agreement.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies;

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer and certain executive officers relating to Treximet; and

•	costs incurred in the defense of our Treximet patents against generic companies that file ANDAs with the FDA to market the product prior to the expiration of our patents.

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

Index

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

No change in our internal control over financial reporting occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company's directors. Briefing on the motion to dismiss is now complete and the motion is pending with the Court. The Company and the individual defendants believe that the remaining plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

The Company and GSK have received a letter from Par Pharmaceutical, Inc. (Par) notifying us that it has submitted an Abbreviated New Drug application (ANDA) to the FDA for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Par’s letter also provides notice to the Company and GSK that its ANDA contains a certification as required under 505(i)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act known as a “paragraph IV certification.”  Generally, such a certification states that the ANDA applicant believes that the claims of a patent to which a paragraph IV certification is made do not properly prevent that ANDA applicant from commercializing the product that is the subject of its ANDA. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par. We are evaluating Par’s paragraph IV certification and we expect to commence a patent infringement lawsuit against Par within 45 days of our receipt of notification from Par. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or a patent infringement lawsuit against Par. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $129.1 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GSK or sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional materials, including direct to consumer advertising, may have had an adverse impact on initial sales of the product, thus affecting our royalty revenue during the second and third quarters.

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

The FDA has also informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers is the primary endpoint in our ongoing Phase 3 trials for PN 400 and the proposed primary endpoint in the current study design of the Phase 3 trials for our PA32540 product. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint in clinical trials, we may be required to conduct additional trials and provide additional data which will require additional expenses and delay NDA approval of PN400. We will delay the commencement of the pivotal trials for PA32540 until the FDA completes its internal review and we reach full agreement on the SPA for the product with the FDA.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, it can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, the FDA has informed us that it is conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers is the primary endpoint in our ongoing Phase 3 trials for PN 400. In the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint, we may be required to conduct additional trials and provide additional data which will require additional expenses and delay NDA approval of PN400. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained in conversations and other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

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

Index

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right may be triggered by AstraZeneca if the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint and we are required to conduct additional trials which would delay NDA approval for PN400. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon 90 days notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of Treximet and/or any of our products that we develop or acquire. We have received notice of a paragraph IV certification notifying us of the filing of an ANDA with the FDA for approval to market a generic version of Treximet. We expect to file a patent infringement lawsuit in response to this ANDA that could lead to costly and time consuming patent litigation.

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. For example, third parties seeking to market generic versions of branded pharmaceutical products often file ANDAs with the FDA, containing a certifications stating that the ANDA applicant believes that the patents protecting the branded pharmaceutical product are invalid, unenforceable and/or not infringed. Such certifications are commonly referred to as a paragraph IV certification.

We recently received notice of a paragraph IV certification from Par notifying us of the filing of an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par indicated that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. We have not as of yet commenced a lawsuit against Par relating to our patents but we are continuing to evaluate Par's notice and expect to file a patent infringement lawsuit against Par to enforce our intellectual property rights to protect Treximet from unlawful competition.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in such a proceedings and the FDA approved a generic version of our product, such an outcome would have a material adverse effect on our business.

Our reliance on collaborations with third parties to develop and commercialize our products is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize our products and adversely affecting our profitability.

Index

Under our current strategy, we expect to depend upon collaborations with third parties to develop our product candidates and we expect to depend substantially upon third parties to commercialize our products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and any future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination right may be triggered by AstraZeneca if the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint and we are required to conduct additional trials which would delay NDA approval for PN400. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which POZEN is disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of PN4000 which would occur if the FDA determines that endoscopic gastric ulcers are no longer an acceptable primary endpoint in clinical trials and we are required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par which has submitted an ANDA to the FDA for approval to market a generic version of Treximet tablets.

Other risks associated with our collaborative and contractual arrangements with others include the following:

Index

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

We have no sales or distribution personnel or capabilities. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

Index

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

Generally, we must demonstrate the efficacy and safety of our product candidates before approval to market can be obtained from the FDA or the regulatory authorities in other countries. Our existing and future product candidates are and will be in various stages of clinical development. Depending upon the type of product candidate and the stage of the development process of a product candidate, we will need to complete preclinical, toxicology, genotoxicity and carcinogenicity and other safety studies, as well as clinical trials, on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. For example, long-term cardiovascular safety studies, such as those the FDA has indicated will be required for approval of certain product candidates containing NSAIDs, typically take approximately three years. Further, in the event the FDA determines that endoscopic gastric ulcers are no longer an acceptable endpoint in clinical trials, we may be required to conduct additional trials and provide additional data which will require additional expenses and delay NDA approval of PN400 and the commencement of our pivotal trials for PA32540. In addition, we rely on third parties to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our development programs.

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

Index

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. For example, if after completion of its internal review, the FDA determines that endoscopic gastric ulcers are no longer an acceptable primary endpoint in clinical trials, we may be required to conduct clinical trials in addition to the ongoing Phase 3 trials for PN400 in order to gain approval for the product. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan.

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

Index

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the Treximet NDA, and as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, or which as we may experience in our PN and PA programs if the FDA determines that endoscopic ulcers are not an acceptable endpoint in clinical trials, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

If there is an adverse outcome in the securities class action lawsuit that has been filed against us or our current directors and officers, or we are unable to defend our patents in patent infringement lawsuits against generic companies filing ANDAs for our products, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

Index

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company's directors. Briefing on the motion to dismiss is now complete and the motion is pending with the Court. The Company and the remaining individual defendants believe that the plaintiffs’ allegations are without merit, and intend to defend these claims vigorously.

The Company and GSK have received a letter from Par Pharmaceutical, Inc. (Par) notifying us that it has submitted an Abbreviated New Drug application (ANDA) to the FDA for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and that it intends to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Par’s letter also provides notice to the Company and GSK that its ANDA contains a certification as required under 505(i)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act known as a “paragraph IV certification.”  Generally, such a certification states that the ANDA applicant believes that the claims of a patent to which a paragraph IV certification is made do not properly prevent that ANDA applicant from commercializing the product that is the subject of its ANDA. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par. We are evaluating Par’s paragraph IV certification and we expect to commence a patent infringement lawsuit against Par within 45 days of our receipt of notification from Par. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or a possible patent infringement lawsuit against Par. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we expect to file a patent infringement lawsuit against Par in connection with its ANDA submission to the FDA containing a its paragraph IV certification for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. As a result of this or other litigation, our patent claims may be found to be invalid, unenforceable or not of sufficient scope to cover the activities of an alleged infringement. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK has advised us that it has elected not to exercise its first right to bring an infringement suit against Par which has submitted an ANDA to the FDA for approval to market a generic version of Treximet tablets.

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

Index

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

Our operating expenses for the year ended December 31, 2007 totaled $51.4 million, including non-cash compensation expense of $4.3 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2005 through 2007, our average annual operating expenses (including average non-cash deferred compensation of $3.6 million) were $38.2 million. We will continue discussions with AstraZeneca on the timing and scope of marketing studies to support the commercialization of PN 400. These marketing studies may impact revenue and expenses for the 2008 year. As of September 30, 2008, we had an aggregate of $62.0 million in cash and cash equivalents and short-term investments. If our operating expenses for 2008 and 2009 remain at the level of our operating expenses in 2007, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2009 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The National Market (now known as The NASDAQ Global Market), through September 30, 2008, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Index

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

Index

Item 6. Exhibits

Exhibit Number	Description
10.1†	Amendment No. 2 to the Collaboration and License Agreement, by and between the Company and AstraZeneca AB, dated October 1, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
November 4, 2008	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
November 4, 2008	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 4, 2008	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Amendment No. 2 to the Collaboration and License Agreement, by and between the Company and AstraZeneca AB, dated October 1, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Index