Form 10-K
period 2008-12-31
POZEN INC /NC
filed 2009-03-06
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                                                                           Accelerated filer ☒
Non-accelerated filer ☐                                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2008 was approximately $283,273,000. As of February 20, 2009, there were outstanding 29,778,310 shares of common stock.

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

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	agreeing a regulatory pathway with the appropriate agency; and

•	licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

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

Treximet

We have developed Treximet® (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we seek to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults.

Our Principal Product Candidates

We are developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in the incidence of endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition to the Phase 3 pivotal trials, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We are also conducting additional studies, which AstraZeneca is paying us to conduct. The NDA submission is planned for mid-2009.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the incidence of endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA 32540.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

Overview of Our Results of Operations

We have incurred significant losses since our inception and have generated limited revenue from product sales. As of December 31, 2008, our accumulated deficit was approximately $133.1 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 74% of our total operating expenses. For the year ended December 31, 2008, our research and development expenses represented approximately 83% of our total operating expenses.

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

•
The ability of GSK to successfully commercialize Treximet in the U.S. For example, Treximet was available in pharmacies within one month from the date of its approval, but initial promotional and professional materials for the product, including direct to consumer advertising, were not approved on a timely basis by the FDA. The lack of approved materials and delay of the advertising launch may have had an adverse impact on uptake of the product, thus negatively impacting our royalty revenue;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and

•	The acquisition and/or in-licensing, and development, of other therapeutic product candidates.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing drugs for the treatment of acute and chronic pain and other pain-related conditions. The principal elements of our business strategy are to:

•
Develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is on the clinical development of our PN and PA product candidates. An important element of our strategy is to establish collaborations with leading corporations to commercialize our product candidates, and we have entered into and expect to continue to enter into such commercialization collaborations.

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

Treximet

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2008 total triptan sales in the U.S. were approximately $2.5 billion. Imitrex®, marketed by GSK, is the leading triptan product. There are currently three types of Imitrex formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for Imitrex of all three formulations totaled approximately $1.3 billion in 2008. In November 2008, the first generic versions of sumatriptan were introduced by Dr. Reddy’s Laboratories (oral), Par Pharmaceutical Companies Inc. (injection) and Sandoz Inc. (injection and intranasal). Generic sumatriptan sales in all dosage forms in 2008 totaled $99 million, of which $72 million were sales of the oral formulations. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

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

We incurred $0.3 million in direct development costs associated with the development of MT400/Treximet for the fiscal year ended December 31, 2008. We received in the fiscal year ended December 31, 2008, $20.0 million in milestone payments from GSK for the approval of, and GSK’s intent to commercialize Treximet and we recorded $2.4 million of Treximet royalty revenue, of which $1.2 million is in accounts receivable at December 31, 2008. We billed GSK $0.2 million for Treximet activities for the fiscal year ended December 31, 2008. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We received notices of paragraph IV certifications from Par Pharmaceutical, Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm. We filed suit against Par on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

Status of Our Product Candidates and Exploratory Programs

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

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2008, approximately 89 million anti-arthritis NSAID prescriptions were dispensed for the management of pain. Of these prescriptions, an estimated 60% of uses were for chronic therapy. Prescription sales of anti-arthritis NSAIDs in the U.S. in 2008 were $2.6 billion. In spite of their widespread use and apparent safety, according to the Agency for Healthcare Research and Quality Statistical Brief released in December 2008, in 2006, there were approximately 16,300 deaths and 246,000 hospitalizations with a primary diagnosis of upper gastrointestinal, or GI, bleeding. The most common underlying conditions of GI bleeding were gastric, duodenal, peptic, or gastrojeujunal ulcers or perforations, conditions frequently associated with NSAID use. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and an NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 1, 2008. Under our agreement with AstraZeneca, we and AstraZeneca are co-developing, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

           In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for chronic use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of enteric coated, or EC, naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to EC naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn® with respect to the naproxen component.

In early 2006, we submitted a Special Protocol Assessment, or SPA, to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the principles in the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen. In late January 2009, the FDA informed us that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our PN 400 clinical program.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric coated naproxen alone. We have completed two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition, we are conducting a long-term, open label safety study for PN 400. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the U.S., including interactions with regulatory agencies. It is our understanding that AstraZeneca intends to file marketing applications for PN 400 in certain ex-US countries based upon clinical data being generated for the NDA after the NDA is filed.

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

We incurred direct development costs associated with the development of our PN program of $45.4 million for the fiscal year ended December 31, 2008, $28.7 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81 mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin.

In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to cardiovascular protection.

Additionally, we have met with three national European regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials, along with demonstrating bioequivalence to the reference drug, EC aspirin, with respect to the aspirin component. Dose ranging studies may also be required.

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

We incurred direct development costs associated with the development of our PA program of $5.0 million during the fiscal year ended December 31, 2008. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. In 2008, we recorded $2.4 million of Treximet royalty revenue, of which $1.2 million was in accounts receivable at December 31, 2008. GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. GSK elected not to exercise its first right to bring an infringement suit against Par and Alphapharm, both of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets before the expiration of our patents and we filed suit against both Par and Alphapharm in the federal court of the Eastern District of Texas. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We received notices of paragraph IV certifications from Par and Alphapharm and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm. We filed suit against Par on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007, we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN 400-104 study, a study which compared acid suppression of different doses of PN 400, and achievement of the interim results of the PN 200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. An additional $55.0 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

We further amended the collaboration and license agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the collaboration and license agreement and to update the description of the target product profile studies (as defined in the Agreement) for PN 400.

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

Valeant Pharmaceuticals North America (Valeant NA) (formerly Xcel Pharmaceuticals Inc.)

In September 2003, we signed an agreement with Valeant NA for the further development and commercialization of MT 300. In March 2005, Valeant Pharmaceuticals International (Valeant International) acquired Valeant NA. Under the terms of the agreement, Valeant NA would have exclusive rights in the United States to commercialize MT 300 subject to certain minimum commercialization obligations.

Under the agreement, if we determine that additional studies or data that are required by the FDA for approval of the NDA for MT 300 would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300, we may elect to withdraw the NDA. If we notify Valeant NA of this situation and Valeant NA does not assume control of efforts to seek approval of the NDA, then, under the conditions outlined in the agreement, upon notice from Valeant NA the agreement will terminate and we would be required to pay Valeant NA a withdrawal fee of $1.0 million. If Valeant NA decides to assume development, it would be credited $1.0 million in development expense. Based upon our understandings from our most recent communications with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we believe it is not possible to reverse the not approvable status of the NDA for MT 300. In July 2005, we received a letter from Valeant NA seeking payment of the $1.0 million withdrawal fee. We do not believe that the withdrawal fee is payable based on our receipt of a not-approvable letter from the FDA with respect to our NDA for MT 300. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for in the agreement. We intend to vigorously defend our position under the agreement, although the last written communication from Valeant NA was received in March, 2006. At this time, it is not possible to determine if any withdrawal fee will be required to be paid to Valeant NA upon the ultimate resolution of this dispute.

Based upon the delays related to commercialization of MT 300 due to our receipt of the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Valeant NA had previously agreed to extend the time for certain activities under our agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. In the event of termination of the agreement, these obligations will not be relevant. We can give no assurance that Valeant NA or Valeant International will agree to termination terms acceptable to us or that we will not be required to pay Valeant NA the withdrawal fee of $1.0 million described above. The $1.0 million upfront fee was taken into revenue as of December 31, 2008, so any required payment to Valeant NA in the future would have an impact on our statements of operations.

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

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2008, total triptan sales in the U.S. were approximately $2.5 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $1.3 billion in 2008, according to IMS.

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

The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.6 billion in 2008, of which 73% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

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

MT 400

We have three issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Canada, Europe, Hong Kong and Japan. The expected expiration date of the issued patents relating to MT 400 is August 14, 2017.

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

PN/PA

We have issued patents in the U.S., Australia, Mexico and Eurasia, with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patents also have claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDs and to various treatment methods involving such compositions. The issued U.S. patent and related U.S. patent applications will expire on February 28, 2023. We expect the foreign patents, as well as additional patents which issue from the pending foreign patent applications, to expire on May 31, 2022.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2007 for the fiscal year 2008, the user fee for an application requiring clinical data, such as an NDA, is $1,178,000. PDUFA also imposes an annual product fee for marketed prescription drugs ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. For fiscal year 2009, the user fee for an application requiring clinical data is $1,247,200, the annual product fee for marketed prescription drugs is $71,520, and the annual establishment fee on facilities is $425,600. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

The status of the NDAs we have submitted to the FDA for Treximet and MT 300 is discussed above in “Status of Our Product Candidates and Exploratory Programs - MT 400/Treximet”, and “Status of Our Product Candidates and Exploratory Programs – MT 300.”

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

Before a medicinal product can be supplied in the European Union, or EU, it must first be granted a marketing authorization. There are three routes by which this may be achieved: the centralized procedure whereby a single European license is granted by the European Commission permits the supply of the product in question throughout the EU or the decentralized, or DC, or mutual recognition procedures, or MRP, through which the views of one national authority (Reference Member State, or RMS) are “recognized” by other authorities (Concerned Member States, or CMS) when conducting their reviews; the DC applies if the medicinal product in question has not yet received a marketing authorization in any member state at the time of the application whereas the MRP applies to a currently approved medicinal product. These latter two processes lead to individual licenses in each member state for the supply of products in that country only. The centralized route is compulsory for biotechnology products and is optional for certain so-called “high technology” products and products containing entirely new active substances. All products which are not authorized by the centralized route must be authorized by the DC or MRP unless the product is designed for use in a single country in which case a National Application can be made.

In the UK, the regulation of medicinal products is governed by the Medicines Act of 1968 and subsequent delegated legislation. Essentially all applications, which must include full details of the product and the research that has been carried out to establish its efficacy, safety and quality, must be presented for review by the competent authority, the Medicines and Healthcare Products Regulatory Agency, or MHRA.

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

The extent of U.S. and foreign government regulation which might result from future legislation or administrative action cannot be accurately predicted. For example, in the U.S., although the Food and Drug Administration Modernization Act of 1997, or FDAMA, modified and created requirements and standards under the FFDCA with the intent of facilitating product development and marketing, the FDA is still in the process of developing regulations implementing FDAMA and the more recent Food and Drug Administration Amendments Act of 2007, or FDAAA. FDA has been actively implementing drug safety plans called Risk Evaluation and Mitigation Strategies, or REMS, as authorized by FDAAA, as a condition of drug approval, or after initial marketing, if FDA becomes aware of new safety data about the drug. These and other legislative initiatives may impose additional regulatory requirements on us, and may impact approval of our drugs or our marketing plans. The actual effect of these and other developments on our own business is uncertain and unpredictable.

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

In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Employees

As of January 31, 2009, we had a total of 34 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 34 employees, 19 hold advanced degrees, including nine with M.D., Pharm.D. or Ph.D. degrees.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 1, 2009, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	55	Chairman, President and Chief Executive Officer

William L. Hodges	54	Senior Vice President, Finance and Administration, Chief Financial Officer

Marshall E. Reese, Ph.D.	63	Executive Vice President, Product Development

Gilda M. Thomas	54	Senior Vice President, General Counsel

John E. Barnhardt	59	Vice President, Finance & Administration

Everardus Orlemans , Ph.D.	52	Senior Vice President, Product Development

John G. Fort, M.D.	54	Chief Medical Officer

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

Marshall E. Reese, Ph.D. joined POZEN in October 2004 as Executive Vice President of Product Development. From July 1999 to July 2003, Dr. Reese was employed at the Swiss-based pharmaceutical company Novartis as Senior Vice President and Global Head of Research and Development, Consumer Health Care. Prior to joining Novartis in 1999, Dr. Reese held several senior executive positions at Glaxo Inc. and GlaxoWellcome, including Vice President of Global OTC Development and Manufacturing with GlaxoWellcome, based in the United States, and Vice President of Development Planning and International OTC Strategies for Glaxo and GlaxoWellcome, in both the United States and the United Kingdom. Dr. Reese received his B.S., M.S., and Ph.D. degrees from the University of Tennessee at Knoxville. Dr. Reese has informed us of his intention to retire effective as of March 31, 2009.

Gilda M. Thomas joined POZEN in January 2007 as Senior Vice President and General Counsel. Prior to joining POZEN, Ms. Thomas was Vice President, General Counsel and company secretary at EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany from July 2001 to December 2006. Prior to joining EMD, she spent 14 years at Burroughs Wellcome Co., which merged into Glaxo Welcome, Inc. At Glaxo Wellcome Ms. Thomas was Associate General Counsel responsible for the 13 member corporate section of the legal department. Ms. Thomas received her J.D. from Harvard Law School, a M.S. from Simmons College and a B.S. degree from Wellesley College.

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

Everardus Orlemans, Ph.D. joined POZEN in November 2005 as Vice President, Clinical Research and was promoted to Senior Vice President, Product Development in January 2009. Dr. Orlemans began his professional career with Organon NV, a pharmaceutical company based in the Netherlands, before transferring to its U.S. subsidiary, Organon Pharmaceuticals USA, Inc., where his most recent position was Executive Director of the Clinical Development Unit. Dr. Orlemans was an employee of Organon NV and/or its U.S. Subsidiary from October 1988 to March 2005. He received a M.S. in Chemistry from Catholic University of Nijmegen in the Netherlands and his Ph.D. degree from the University of Twente, also located in the Netherlands.

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

We have incurred significant losses since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $133.1 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

In October 2008, the FDA has also informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for PN 400 and the proposed primary endpoint in the current study design of the Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. If the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint in clinical trials, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed NDA approval of PN 400.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, it can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for PN 400. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In the event the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed NDA approval of PN 400. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained in conversations and other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005, the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. We do not know to what extent the FDA’s actions may otherwise adversely affect or delay the approvability of our PN or other product candidates that contain NSAIDs.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for PN 400. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon 90 days notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of Treximet and/or any of our products that we develop or acquire. We have received notice of paragraph IV certifications notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet. We filed patent infringement lawsuits in response to these ANDAs that could lead to costly and time consuming patent litigation.

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

We received notices of paragraph IV certifications from Par Pharmaceutical, Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring an infringement suits against Par and Alphapharm. We filed suit against Par in on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in such a proceeding and the FDA approved a generic version of our product, such an outcome would have a material adverse effect on sales of Treximet and our business.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for PN 400. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of PN 400 which could have occurred if the FDA determined that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we have filed suit against both companies in the federal court of the Eastern District of Texas.

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

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. Further, we cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

Because we do not believe it is possible to convince the FDA to reverse its conclusion as stated in its not-approvable letter for MT 300, we do not expect to receive any revenue from sales of MT 300 in the U.S.

In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300. The letter was issued based on the FDA’s conclusion that we had not submitted substantial evidence of effectiveness for MT 300 as an acute treatment for migraine. The FDA noted that, although MT 300 provided a statistically significant improvement over placebo on the pre-defined endpoint of sustained pain relief at 24 hours post dose as well as relief of pain at two hours post dose, MT 300 failed to achieve statistical significance versus placebo for the relief of all of the ancillary symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Further, the FDA noted that the incidence of nausea, one of the associated symptoms of migraine, was statistically significantly higher following MT 300 treatment versus placebo at two hours. After our receipt of the not-approvable letter, we had continuing communications with the FDA regarding the MT 300 NDA. Based upon our understandings from our most recent communications with the FDA in 2005 and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the MT 300 NDA. Therefore, we do not believe that we will receive any revenue from sales of MT 300 in the U.S.

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

The successful completion of any of our clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that are unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Further, although we believed that we provided the necessary data to support approval of the NDAs for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium, and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of one of the components of MT 100, we made the decision to discontinue further development of MT 100 and have withdrawn the MAA for the product in the U.K.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®, and new agents such as Prasugrel, which has been approved in several countries and is currently under review by FDA.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the Treximet NDA, and as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300 increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

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

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by us concerning our migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, we received the plaintiffs’ amended and consolidated complaint which added two of our current officers as additional defendants. We and the individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of our directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs have stated that they intend to file objections to the Recommendation and, if plaintiffs do object, there can be no assurance that the Court will accept the Recommendation. If plaintiffs do file objections to the Recommendation, the Company and the individual defendants intend to continue to defend these claims vigorously.

We received notices of paragraph IV certifications from Par and Alphapharm and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm. We filed suit against Par in on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or the patent infringement lawsuits against Par and Alphapharm. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par and Alphapharm in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par and Alphapharm, both of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of Treximet as an alternative to Imitrex, generic sumatriptan, and other therapies;
•	the receipt and timing of regulatory approvals;
•	the availability of third-party reimbursement;
•	the indications for which the product is approved;
•	the rate of adoption by healthcare providers;
•	the rate of product acceptance by target patient populations;
•	the price of the product relative to alternative therapies;
•	the availability of alternative therapies;
•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
•	the existence of adverse publicity regarding our products or similar products; and
•	the extent and severity of side effects as compared to alternative therapies.

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

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our commercialized product and human clinical trials in an amount equal to up to $10 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We will explore, on an on-going basis, expanding our insurance coverage related to the sale of Treximet and for the inclusion of future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the year ended December 31, 2008 totaled $74.2 million, ($45.5 million net of development revenue received from AstraZeneca for development activities performed under the agreement) including non-cash compensation expense of $6.0 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2006 through 2008, our average annual operating expenses (including average non-cash deferred compensation of $5.3 million) were $53.6 million ($36.5 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of December 31, 2008, we had an aggregate of $61.7 million in cash, cash equivalents and short-term investments. If our operating expenses for 2009 and 2010 approximate the net level of our operating expenses in 2008, we believe that we will have sufficient cash reserves to maintain that level of business activities through 2010 provided certain increased development expenses are paid by AstraZeneca, as outlined in the agreement. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Marshall E. Reese, Executive Vice President, Product Development, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. Dr. Reese has informed us of his intention to retire effective as of March 31, 2009. We anticipate an orderly transition of Dr. Reese’s responsibilities to other key POZEN employees upon his retirement. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 20, 2009, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and two of our stockholders and their affiliates beneficially hold approximately 21% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our chief executive officer and one of our directors may sell up to an aggregate of 1,180,000 shares pursuant to Rule 10b5-1 trading plans. Sales under those plans began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 2002, our corporate facilities have been located in 17,000 square feet in the Exchange Office Building in Chapel Hill, North Carolina under a lease commencing in March 2002 and expiring in 2010. We have exercised our option to renew this lease for an additional five year and seven month term, terminating on September 30, 2015, and we have an additional option to renew the extended term for one additional three year period. We believe that the Exchange Office Building facility is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company's directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs have stated that they intend to file objections to the Recommendation and, if plaintiffs do object, there can be no assurance that the Court will accept the Recommendation. If plaintiffs do file objections to the Recommendation, the Company and the individual defendants intend to continue to defend these claims vigorously.

We received notices of paragraph IV certifications from Par Pharmaceutical, Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring an infringement suits against Par and Alphapharm. We filed suit against Par in on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit, approval of Par’s ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or the patent infringement lawsuits against Par and Alphapharm. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 20, 2009, we estimate that we had approximately 103 stockholders of record and approximately 6,440 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2008 Fiscal Year	High	Low
First Quarter	$13.63	$9.61
Second Quarter	$14.85	$9.81
Third Quarter	$13.48	$9.50
Fourth Quarter	$10.91	$4.61

	Price Range
2007 Fiscal Year	High	Low
First Quarter	$17.52	$13.83
Second Quarter	$19.11	$13.38
Third Quarter	$19.75	$8.29
Fourth Quarter	$12.94	$8.94

On February 20, 2009, the closing price for our common stock as reported by The NASDAQ Global Market was $5.78. We paid no cash dividends in 2008 or 2007. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,045,312	$9.86	1,392,316
Equity compensation plans not approved by security holders	—	—	—
Total	4,045,312	$9.86	1,392,316
________

(1)	Excludes 114,785 restricted stock units issued under our 2000 Equity Compensation Plan, as amended and restated, to our president and chief executive officer along with our board of directors members.

Stock Performance Graph

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2003 through December 31, 2008 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among POZEN Inc., The NASDAQ Composite Index,
The NASDAQ Pharmaceutical Index And The NASDAQ Biotechnology Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
POZEN Inc.
NASDAQ Composite
NASDAQ Pharmaceutical
NASDAQ Biotechnology

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
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

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing revenue	$22,562	$28,419	$8,682	$34,459	$37,221
Development revenue	526	228	4,835	18,985	28,912

Total revenue	23,088	28,647	13,517	53,444	66,133
Operating expenses:
General and administrative	8,661	9,185	12,822	11,474	12,315
Research and development	20,399	18,769	22,359	39,963	61,934

Total operating expenses	29,060	27,954	35,181	51,437	74,249
Interest income (expense), net	711	1,266	2,354	3,326	2,140

Income (loss) before income tax expense	(5,261)	1,959	(19,310)	5,333	(5,976)
Income tax expense	—	—	—	(667)	—

Net income (loss) attributable to common stockholders	$(5,261)	$1,959	$(19,310)	$4,666	$(5,976)

Basic net income (loss) per common share	$(0.18)	$0.07	$(0.66)	$0.16	$(0.20)

Shares used in computing basic net income (loss) per common share	28,749	28,939	29,225	29,593	29,762

Diluted net income per common share	$(0.18)	$0.07	$(0.66)	$0.15	$(0.20)

Shares used in computing diluted net income per common share	28,749	29,623	29,225	30,581	29,762

	December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,764	$45,838	$62,582	$73,942	$61,682
Total assets	53,296	46,687	67,141	77,387	70,436
Total liabilities	21,585	12,788	43,027	42,136	34,784
Accumulated deficit	(114,480)	(112,521)	(131,831)	(127,165)	(133,140)
Total stockholders’ equity	31,711	33,899	24,114	35,251	35,652

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	agreeing a regulatory pathway with the appropriate agency; and

•	licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

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

We have developed Treximet® (formerly known as Trexima™) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the NDA for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults.

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, and are intended to have fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007. We began the Phase 3 program in September 2007. As part of the program, conducted two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, he FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition to the Phase 3 pivotal trials, we are conducting a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We are also conducting additional studies, for which AstraZeneca is paying us to conduct.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA 32540.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2008, our accumulated deficit was approximately $133.1 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 74% of our total operating expenses. For the fiscal year ended December 31, 2008, our research and development expenses represented approximately 83% of our total operating expenses.

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

•
The ability of GSK to successfully commercialize Treximet in the U.S. For example, Treximet was available in pharmacies within one month from the date of its approval, but promotional and professional materials for the product, including direct to consumer advertising, were not approved on a timely basis by the FDA. The lack of approved materials and delayed advertising launch may have had an adverse impact on uptake of the product, thus negatively impacting our royalty revenue;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates; and

•	The acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and successfully develop product candidates, obtain regulatory approvals and successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $15.4 million for the fiscal year ended December 31, 2006, $33.7 million for the fiscal year ended December 31, 2007, and $53.9 million for the fiscal year ended December 31, 2008. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $6.4 million for the fiscal year ended December 31, 2006, $5.9 million for the fiscal year ended December 31, 2007, and $7.6 million for the fiscal year ended December 31, 2008. Total compensation for 2006, 2007 and 2008, respectively included a $1.8 million, $1.2 million and a $2.2 million charge for non-cash compensation for stock option expense resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Other research and development department costs were $0.6 million for the fiscal year ended December 31, 2006, $0.4 million for the fiscal year ended December 31, 2007, and $0.5 million for the fiscal year ended December 31, 2008.

Treximet. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct market support studies for Treximet. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008, and GSK now has responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred $0.3 million in direct development costs associated with the development of MT400/Treximet for the fiscal year ended December 31, 2008. We received in the fiscal year ended December 31, 2008, $20.0 million in milestone payments from GSK for the approval of, and GSK’s intent to commercialize Treximet and we recorded $2.4 million of Treximet royalty revenue, of which $1.2 million is in accounts receivable at December 31, 2008. We billed GSK $0.2 million for Treximet activities for the fiscal year ended December 31, 2008. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We received notices of paragraph IV certifications from Par Pharmaceutical, Inc., or Par, and Alphapharm Pty Ltd., Alphapharm, and its designated agent, Mylan Pharmaceuticals Inc., or Mylan, informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring an infringement suits against Par and Alphapharm. We filed suit against Par in on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies. Pediatric studies are underway and expected to complete in 2009.

PN Program. Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

           In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for chronic use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of enteric coated, or EC, naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to EC naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn®, with respect to the naproxen component.

In early 2006, we submitted a SPA to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the principles in the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric coated naproxen alone. We have completed two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition, we are conducting a long-term, open label safety study for PN 400. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We are also conducting additional studies at AstraZeneca’s expense.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN outside the U.S., including interactions with regulatory agencies. It is our understanding that AstraZeneca intends to file marketing applications for PN 400 in certain ex-U.S. countries based upon clinical data being generated for the NDA soon after the NDA is filed.

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

We incurred direct development costs associated with the development of our PN program of $45.4 million for the fiscal year ended December 31, 2008, $28.7 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10 percent of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81 mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to cardiovascular protection.

Additionally, we have met with three national European regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials, along with demonstrating bioequivalence to the reference drug, EC aspirin, with respect to the aspirin component. Dose ranging studies may also be required.

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

We incurred direct development costs associated with the development of our PA program of $5.0 million during the fiscal year ended December 31, 2008. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

MT 300. In October 2003, we received a not-approvable letter from the FDA related to our NDA for MT 300, which we had submitted in December 2002. We are not currently conducting any clinical trials for MT 300 and do not expect to incur any additional significant development costs related to MT 300, nor do we believe that we will receive any future cash inflows from MT 300. We incurred $0.1 million direct development costs associated with the development of MT 300 for the fiscal year ended December 31, 2008. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

In July 2005, we received a letter from Valeant NA, seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement, although the last written communication from Valeant NA was received in March 2006. In 2008, based upon our evaluation of the facts and circumstances, we recognized the remaining $1.0 million licensing fee for MT 300. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

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

Treximet royalty revenue is recognized when earned as will future royalty revenues with respect to the manufacture, sale or use of our products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the year ended December 31, 2008, we recognized $2.4 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

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

As of December 31, 2008, we had deferred revenue on our balance sheet totaling $19.5 million. The current portion of deferred revenue, totaling $12.3 million, is expected to be earned in the next twelve months. We recognized licensing revenue of $37.2 million for the fiscal year ended December 31, 2008, $34.4 million for the fiscal year ended December 31, 2007, and $8.7 million for the fiscal year ended December 31, 2006. Of the licensing revenue we recognized $20.0 million in milestone revenue related to the approval of, and GSK’s intent to commercialize, Treximet and $2.4 million in royalty revenue during the fiscal year ended December 31, 2008. A $20.0 million milestone payment from AstraZeneca for the PN 400 program was recognized in the fiscal year ended December 31, 2007. We recognized development revenue of $28.9 million for the fiscal year ended December 31, 2008, $19.0 million for the fiscal year ended December 31, 2007, and $4.8 million for the fiscal year ended December 31, 2006. There was no milestone revenue recognized for the fiscal year ended December 31, 2006.

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

Our management believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the extent of services performed on or before a given date and the cost of such services involves subjective judgments and estimates and often must be based upon information provided by third parties. In the event that we do not identify certain contract costs which have begun to be incurred or we under- or over-estimate the extent of services performed or the costs of such services, we adjust our annuals during the period in which the information becomes available.

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $5.7 million at December 31, 2008 and $3.6 million at December 31, 2007. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued has been less than $125,000.

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

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost over the expected period to achieve the performance or market condition, provided achievement of the performance condition is deemed probable.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2008 was based on actual historical rates.

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

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2008, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, our financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2008.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2008. Our effective tax rate was 0% for the twelve month period ended December 31, 2008. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2005. However, the loss carryforwards generated prior to 2005 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007 and as a result, there were no material impacts to the financial statements.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal years ended December 31, 2008 and 2007, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net (loss) /  income per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2008 was $(6.0) million or $(0.20) per share, on a basic and diluted basis, as compared to a net income of $4.7 million, or $0.15 per share, on a diluted basis, for the fiscal year ended December 31, 2007. The net loss for the fiscal year ended December 31, 2008 included a $(6.0) million or $(0.20) per share charge for non-cash stock-based compensation expense as compared to $4.3 million or $0.15 per share for the same period of 2007.

Revenue: We recognized total revenue of $66.1 million for the fiscal year ended December 31, 2008 as compared to total revenue of $53.4 million for the fiscal year ended December 31, 2007. The increase in revenue was primarily due to $2.4 million of Treximet royalty revenue and an increase of $9.9 million in development revenue for the fiscal year ended December 31, 2008 compared to 2007. Licensing revenue for the fiscal year ended December 31, 2008 was $37.2 million compared to $34.4 million for 2007. Development revenue was $28.9 million for the fiscal year ended December 31, 2008 compared to $19.0 million for 2007. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $19.5 million remains in deferred revenue at December 31, 2008. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $25.9 million and $16.1 million for the fiscal year ended December 31, 2008 and 2007, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $22.0 million to $61.9 million for the fiscal year ended December 31, 2008, as compared to the same period of 2007. The increase was due primarily to an increase in direct development costs for our PN program and exploratory programs, partially offset by a decrease in direct development costs for our PA program, as compared to the same period of 2007. Direct development costs for the PN program increased by $20.2 million to $45.4 million, primarily due to clinical trial activities and other product development activities during the fiscal year ended December 31, 2008, as compared to the same period of 2007. Direct development costs for the exploratory programs increased by $1.4 million to $3.1 million, offset by a decrease of $0.7 million in the PA program, as compared to the same period of 2007. Other direct development costs and departmental expenses increased by $1.0 million primarily due to increased personnel costs, as compared to the same period of 2007. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $0.8 million to $12.3 million for the fiscal year ended December 31, 2008, as compared to the same period of 2007. The increase was due primarily to increased personnel costs and marketing research expenses, as compared to the same period of 2007. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $1.2 and $1.5 million for the fiscal years ended December 31, 2008 and 2007, respectively. Investment income from bond amortization for the fiscal year ended December 31, 2008 totaled $0.9 million as compared to $1.8 million during the same period of 2007.

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

Revenue: We recognized total revenue of $53.4 million for the fiscal year ended December 31, 2007 as compared to total revenue of $13.5 million for the fiscal year ended December 31, 2006. Licensing revenue for fiscal year ended December 31, 2007 was $34.4 million compared to $8.7 million for 2006. Development revenue for fiscal year ended December 31, 2007 was $19.0 million compared to $4.8 million for 2006. The $25.8 million increase in licensing revenue was primarily due to receipt of a $20.0 million milestone payment from AstraZeneca for the PN 400 program, and a $5.8 million increase in the amortization of upfront payments we received. The $14.2 million increase in development revenue relates to increased billings to AstraZeneca and GSK for direct and certain personnel-related costs. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are recognized and being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $34.4 million remains in deferred revenue at December 31, 2007. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $16.1 million and $4.4 million for the fiscal years ended December 31, 2007 and 2006, respectively. All costs associated with our development revenues are included in Research and Development expenses in our Statement of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

Income Taxes

At December 31, 2008 and 2007, we had federal net operating loss carryforwards of approximately $80.8 million and $75.6 million respectively, state net economic loss carryforwards of approximately $68.7 million and $74.2 million respectively, and research and development credit carryforwards of approximately $11.7 million and $10.3 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million and $4.8 million at December 31, 2008 and 2007, respectively. The federal and state net operating loss carryforwards begin to expire in 2014 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $2.7 million, $2.4 million was allocable to current operating activities and $0.3 million was allocable to a change in the state tax rate. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. Our effective tax rate was 0.0% for the twelve-month period ended December 31, 2008. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. Accordingly, we have not recognized a deferred tax benefit in the current year associated with the projected NOL generated. The actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations and internal growth through private placements of preferred stock and our initial public offering, resulting in cash inflows of $135.3 million. Since 2003, we have received $152.5 million from upfront and milestone payments from our collaborators. Additionally, since 2004, we have received $45.4 million of development revenue payments associated with development activities pursuant to the terms of our agreements with AstraZeneca and GSK. At December 31, 2008, cash and cash equivalents, along with short-term investments, totaled $61.7 million, a decrease of $12.3 million compared to December 31, 2007. The decrease in cash was primarily due to increased operating expenses for the period offset in part by cash receipts for development activities and milestone payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $45.0 million in operating cash during the fiscal year ended December 31, 2008 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included an $8.1 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $166,888 reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $13.5 million for the fiscal year ended December 31, 2008. Cash provided by operating activities was $7.4 million for the fiscal year ended December 31, 2007. Net cash provided by investing activities during the fiscal year ended December 31, 2008 totaled $1.8 million, and net cash provided by investing activities for the fiscal year ended December 31, 2007 totaled $1.8 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2009 is projected to increase from our 2008 requirements as a result of decreased milestone payments. During the fiscal years ended December 31, 2008 and December 31, 2007 we recorded non-cash stock-based compensation expense of $6.0 million and $4.3 million, respectively, associated with the grant of stock options and restricted stock.

As of December 31, 2008, we had $26.1 million in cash and cash equivalents and $35.6 million in short-term investments. Our operating expenses for 2009 and 2010 are expected to approximate the net level of our operating expenses in 2008. We believe that we will have sufficient cash reserves to maintain our planned level of business activities through 2010.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We may sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we may register up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, and any delays in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies;

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer and certain executive officers relating to Treximet; and

•	costs incurred in the defense of our Treximet patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2008, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-after
	($ in thousands)
Operating leases[1]	$479	$410	$69	$0
Product development agreements[2]	7,037	6,841	196	—
Total contractual obligations	$7,516	$7,251	$265	$0
[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]
Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2008. These agreements may be terminated by us at any time without incurring a termination fee.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 was adopted effective January 1, 2008.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives companies the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 was adopted effective January 1, 2008.

In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We adopted EITF 07-3 effective January 1, 2008.

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

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on June 3, 2009, which we intend to file within 120 days of the end of our fiscal year.

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

10.17	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.18
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.19	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.20	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.21	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.22
Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.23
License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.24
Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

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

10.29	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.30
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.31
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.32	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.33
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.34
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.35
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.36
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.37
Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.38
Form of Nonqualified Stock Option Agreement for PN 400 Incentive Program under Second Amended and Restated 200 Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 8, 2008).***

10.39
Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.40
Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 17, 2009).

10.41	Consulting Agreement dated as of April 1, 2009, between the Registrant and Marshall E. Reese (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 24, 2009).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(b)           Exhibits.
See Item 15(a)(3) above.
(c)           Financial Statement Schedules.
See Item 15(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date:	March 6, 2009	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 6, 2009
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 6, 2009
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 6, 2009
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Arthur S. Kirsch	Director	March 6, 2009
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	March 6, 2009
Kenneth B. Lee Jr.

/s/ James J. Mauzey	Director	March 6, 2009
James J. Mauzey

/s/ Jacques F. Rejeange	Director	March 6, 2009
Jacques F. Rejeange

/s/ Paul J. Rizzo	Director	March 6, 2009
Paul J. Rizzo

/s/ Peter J. Wise	Director	March 6, 2009
Peter J. Wise

POZEN Inc.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal controls over financial reporting.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited POZEN Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 17, 2009

POZEN Inc.

Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,119,249	$37,660,068
Short-term investments	35,562,723	36,282,108
Accounts receivable	8,119,435	2,129,003
Prepaid expenses and other current assets	562,161	1,198,397

Total current assets	70,363,568	77,269,576
Property and equipment, net of accumulated depreciation	72,563	117,485

Total assets	$70,436,131	$77,387,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,328,428	$2,536,040
Accrued compensation	2,172,314	1,392,849
Accrued expenses	5,737,254	3,796,164
Deferred revenue	12,344,708	15,936,125

Total current liabilities	27,582,704	23,661,178
Long-term liabilities:
Deferred revenue	7,201,080	18,475,074

Total liabilities	34,783,784	42,136,252
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,778,310 and 29,704,760 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	29,778	29,705
Additional paid-in capital	168,541,451	162,371,437
Accumulated other comprehensive income	221,520	14,540
Accumulated deficit	(133,140,402)	(127,164,873)

Total stockholders’ equity	35,652,347	35,250,809

Total liabilities and stockholders’ equity	$70,436,131	$77,387,061

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Operations

	Year ended December 31,
	2008	2007	2006

Revenue:
Licensing revenue	$37,221,242	$34,459,001	$8,681,800
Development revenue	28,912,399	18,985,344	4,834,972

Total revenue	66,133,641	53,444,345	13,516,772

Operating expenses:
General and administrative	12,314,574	11,474,608	12,822,050
Research and development	61,934,337	39,962,688	22,358,715

Total operating expenses	74,248,911	51,437,296	35,180,765

Interest and other income	2,139,741	3,326,043	2,354,173

Income (loss) before income tax expense	(5,975,529)	5,333,092	(19,309,820)
Income tax expense	—	(667,000)	—

Net income (loss) attributable to common stockholders	$(5,975,529)	$4,666,092	$(19,309,820)

Basic net income (loss) per common share	$(0.20)	$0.16	$(0.66)

Shares used in computing basic net income (loss) per common share	29,761,847	29,592,890	29,224,699

Diluted net income (loss) per common share	$(0.20)	$0.15	$(0.66)

Shares used in computing diluted net income (loss) per common share	29,761,847	30,581,326	29,224,699

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

				Accumulated other	Total
	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2005	$29,002	146,399,373	(112,521,145)	(8,551)	33,898,679
Exercise of common stock options	446	2,658,520	-	-	2,658,966
Unrealized loss on investments	-	-	-	4,459	4,459
Stock-based compensation	-	6,862,175	-	-	6,862,175
Net Loss	-	-	(19,309,820)	-	(19,309,820)
Balance at December 31, 2006	29,448	155,920,068	(131,830,965)	(4,092)	24,114,459
Exercise of common stock options	257	2,138,995	-	-	2,139,252
Unrealized gain on investments	-	-	-	18,632	18,632
Stock-based compensation	-	4,312,374	-	-	4,312,374
Net Income	-	-	4,666,092	-	4,666,092
Balance at December 31, 2007	29,705	162,371,437	(127,164,873)	14,540	35,250,809
Exercise of common stock options	73	166,815	-	-	166,888
Unrealized gain on investments	-	-	-	206,980	206,980
Stock-based compensation	-	6,003,199	-	-	6,003,199
Net Income	-	-	(5,975,529)	-	(5,975,529)
Balance at December 31, 2008	$29,778	$168,541,451	$(133,140,402)	$221,520	$35,652,347

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(5,975,529)	$4,666,092	$(19,309,820)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	81,665	89,678	96,379
Bond amortization income	(910,839)	(1,850,403)	(1,071,549)
Noncash compensation expense	6,003,199	4,312,374	5,500,479
Changes in operating assets and liabilities:
Accounts receivable	(5,990,432)	1,138,150	(3,267,153)
Prepaid expenses and other current assets	636,236	(89,891)	(494,824)
Accounts payable and accrued expenses	7,512,943	3,568,599	281,818
Deferred revenue	(14,865,411)	(4,459,001)	31,318,200

Net cash (used in) provided by operating activities	(13,508,168)	7,375,598	13,053,530
Investment activities
Purchase of equipment	(36,744)	(23,695)	(45,008)
Purchase of investments	(64,382,222)	(72,301,799)	(54,138,393)
Sale of investments	66,219,427	74,173,828	37,300,000

Net cash provided by (used in) investing activities	1,800,461	1,848,334	(16,883,401)
Financing activities
Proceeds from issuance of common stock	166,888	2,139,252	2,658,966

Net cash provided by financing activities	166,888	2,139,252	2,658,966

Net (decrease) increase in cash and cash equivalents	(11,540,819)	11,363,184	(1,170,905)
Cash and cash equivalents at beginning of period	37,660,068	26,296,884	27,467,789

Cash and cash equivalents at end of period	$26,119,249	$37,660,068	$26,296,884

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.           Significant Accounting Policies

General

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

Through December 31, 2007, the Company was a development stage company as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”). In connection with the receipt of FDA approval of Treximet in 2008, we have considered the guidance outlined in SFAS 7 and have concluded that the Company has emerged from the development stage.

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

Revenue Recognition

The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straightline basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor (PPI) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (NSAID) naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment, we extended the amortization period to 43 months. In 2008, we subsequently increased the estimated amortization period to 47 months, as a result of revisions to the development timeline. We recognized $10.1 million, $11.4 million and $4.0 million of licensing revenue from the amortization of the AstraZeneca licensing fee for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. The September 2007 amendment to the AstraZeneca agreement included a $10 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we increased the estimated amortization period to 35 months, as a result of revisions to the development timeline. We recognized $3.6 million and $1.3 million of licensing revenue from this amortization in the fiscal years ended December 31, 2008 and 2007, respectively. The 2007 and 2008 changes in accounting estimates were prospective adjustments beginning in the third quarters of 2007 and 2008, respectively. The 2008 change in the estimated amortization periods resulted in a $1.1 million decrease in the 2008 full-year amortization.

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

In reviewing the terms of the executed agreement and considering the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables", we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in EITF 00-21. Following FDA approval of the NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in paragraph 9 of EITF 00-21 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet NDA which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.2 million and $1.7 million of licensing revenue from the amortization of GSK milestone payments during the fiscal years ended December 31, 2008 and 2007, respectively. The GSK upfront payments are now fully amortized.

•
The September 2003 $1.0 million licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America (Valeant NA), a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006. In July 2005, we received a letter from Valeant NA, seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement although the last written communication from Valeant NA was received in March 2006. In 2008, based upon our evaluation of the facts and circumstances, we recognized the remaining $1.0 million licensing fee for MT 300. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the year ended December 31, 2008, a $20.0 million milestone was recognized related to the approval of, and GSK’s intent to commercialize, Treximet.

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the year ended December 31, 2008, the Company recognized $2.4 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such revenue in accordance with the agreements which would generally be based upon time spent and materials used on the project. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. We recognize development revenue for development activities performed pursuant to the AstraZeneca and GSK agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Development revenue and direct billed costs for the twelve months ended December 31, 2008, 2007 and 2006 were the following:

	Twelve months ended December 31,
	2008	2007	2006
Development Revenue	$28,912,399	$18,985,344	$4,834,972
Direct Costs	$25,934,849	$16,128,985	$4,364,287

Investments

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss, however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other than temporary, the investment would be written down to fair value and the write-down would be permanent. For the twelve month period ended December 31, 2008, 2007 and 2006, the Company had $1.2 million, $1.5 million and $1.3 million, respectively, of interest income and $0.9 million, $1.8 million and $1.1 million, respectively, of bond amortization income included in other income for the period. The Company has considered the impact of the current economic environment on its evaluation of the fair value of its investments. We have no investments in debt securities with maturities of greater than one year.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2008:

	Amortized Costs	Loss	Gain	Market
Cash and cash equivalents:
Cash	$4,959,331	$-	$-	$4,959,331
Money market securities	19,272,396	-	-	19,272,396
Corporate notes	1,887,522	-	-	1,887,522
Total cash and cash equivalents	$26,119,249	$-	$-	$26,119,249

Short-term investments:
U.S. treasury and agency securities	$30,429,208	$-	$213,830	$30,643,038
Corporate notes	4,911,995	(4,894)	12,584	4,919,685
Total short-term investments	$35,341,203	$(4,894)	$226,414	$35,562,723

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2007:

	Amortized Costs	Loss	Gain	Market
Cash and cash equivalents:
Cash	$2,228,028	$-	$-	$2,228,028
Money market securities	19,270,455	-	-	19,270,455
Corporate notes	16,161,585	-	-	16,161,585
Total cash and cash equivalents	$37,660,068	$-	$-	$37,660,068

Short-term investments:
U.S. treasury and agency securities	$3,600,000	$(252)	$-	$3,599,748
Corporate notes	32,667,568	(7,442)	22,234	32,682,360
Total short-term investments	$36,267,568	$(7,694)	$22,234	$36,282,108

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities. Cash is restricted to the extent of a $94,684 letter of credit, maintained in compliance with the terms of the Company’s office lease.

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are insured by the respective financial institutions up to $250,000 per account. Additionally, approximately $5.6 million in a money market account at September 19, 2008 participates in the U.S. Treasury Department's Temporary Guarantee Program for Money Market Funds thru April 30, 2009. Any excess amounts are uninsured. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company’s investments consist primarily of the U.S. Government and various major corporations with high credit standings.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2008, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, our financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2008.

The following table sets forth our financial instruments carried at fair value as of December 31, 2008:

	Financial Instruments
	Carried at Fair Value

	December 31,
	2008	2007
Assets:
Cash equivalents	$26,119,249	$37,660,068
Short-term investments	35,562,723	36,282,108
Total assets	$61,681,972	$73,942,176

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$24,231,727	1,887,552	—	26,119,249
Short-term investments	—	35,562,723	—	35,562,723
Total assets	$24,231,727	37,450,245	—	61,681,972

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary."

In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument's maturity. When determining whether an impairment is other-than-temporary we also consider the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors. The Company did not have any other-than-temporary impairments during the periods presented.

Accumulated Other Comprehensive Income

The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components for general purpose financial statements. Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $221,520 of unrealized gains on its investments that are classified as accumulated other comprehensive income (loss) at December 31, 2008 and $14,540 of unrealized gains for the same period of 2007.

Comprehensive income (loss) consists of the following components for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,
	2008	2007	2006
Net (loss) income	$(5,975,529)	$4,666,092	$(19,309,820)
Unrealized gain (loss) on marketable securities	206,980	18,632	4,459
Total comprehensive (loss) income	$(5,768,549)	$4,684,724	$(19,305,361)

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2008 and 2007 totaled $0.7 million and $0.6 million respectively.

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

Net Income (Loss) Per Share

Net Income and Net Loss Per Share—Basic and diluted net income and net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2008, 2007 and 2006. During the fiscal years ended December 31, 2008, 2007 and 2006, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the fiscal years ended 2008 and 2006 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the fiscal years 2008 and 2006. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

The following table illustrates the calculation of dilutive shares outstanding:

	Years ended December 31,
	2008	2007	2006
Weighted-average shares used in computing basic net income (loss) per share	29,761,847	29,592,890	29,224,699
Effect of dilutive securities	—	988,436	—
Weighted-average shares used in computing diluted net income (loss) per share	29,761,847	30,581,326	29,224,699

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

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

Contingencies

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs have stated that they intend to file objections to the Recommendation and, if plaintiffs do object, there can be no assurance that the Court will accept the Recommendation. If plaintiffs do file objections to the Recommendation, the Company and the individual defendants intend to continue to defend these claims vigorously.

The Company and GSK have received notices of paragraph IV certifications from Par Pharmaceuticals Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm. We filed suit against Par on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or a patent infringement lawsuit against Par and Alphapharm. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Under its commercialization collaboration with Valeant NA, related to MT 300, if the Company chooses to withdraw the MT 300 NDA for commercial or financial reasons under the conditions specified in the agreement, it could be required to pay a withdrawal fee of $1.0 million. As a result of this contingency, $1.0 million of the $2.0 million upfront payment received by the Company from Valeant NA pursuant to the agreement was not recognized as revenue prior to 2008.

In July 2005, we received a letter from Valeant NA, seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement although the last written communication from Valeant NA was received in March 2006. In 2008, based upon our evaluation of the facts and circumstances, we recognized the remaining $1.0 million licensing fee for MT 300. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 was adopted effective January 1, 2008.

In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 was adopted effective January 1, 2008.

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

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. At December 31, 2008, the Company accrued $1.2 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

The Company and GSK have received notices of paragraph IV certifications from Par and Alphapharm and its designated agent, Mylan Pharmaceuticals Inc., informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par and Alphapharm have each indicated that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par and Alphapharm. We filed suit against Par on November 14, 2008 in the federal court of the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the federal court of the Eastern District of Texas. Both actions have been consolidated into one suit. Upon filing of a patent infringement lawsuit against the filer of an ANDA, approval of such ANDA would automatically be stayed, or barred, for 30 months, or until an adverse court decision is entered, whichever may occur earlier. Treximet currently has regulatory exclusivity through April 15, 2011 and such exclusivity can be extended by 6 months by completing pediatric studies.

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

We further amended the collaboration and license agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the agreement and to update the description of the target product profile studies (as defined in the agreement) for PN 400.

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

Based upon the delays related to commercialization of MT 300 due to our receipt of the not-approvable letter for MT 300 and our efforts to address with the FDA the issues raised in that letter, we and Valeant NA had previously agreed to extend the time for certain activities under our agreement with Valeant NA that are dependent on the FDA’s actions with respect to MT 300. In the event of termination of the agreement, these obligations will not be relevant. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement although the last written communication from Valeant NA was received in March 2006. In 2008, based upon our evaluation of the facts and circumstances, we recognized the remaining $1.0 million licensing fee for MT 300. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

3.           Stockholders’ Equity

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

At December 31, 2008, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,392,316
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,160,097
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	5,642,413

4.           Accrued Expenses

Accrued expenses consist of the following at December 31:

	2008	2007
Research and development costs	$5,481,698	$3,299,517
Other	255,556	496,647
	$5,737,254	$3,796,164

5.           Income Taxes

At December 31, 2008 and 2007, we had federal net operating loss carryforwards of approximately $80.8 million and $75.6 million respectively, state net economic loss carryforwards of approximately $68.6 million and $74.2 million respectively, and research and development credit carryforwards of approximately $11.7 million and $10.3 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million and $4.8 million at December 31, 2008 and 2007, respectively. The federal and state net operating loss carryforwards begin to expire in 2014 and the research and development credit carryforwards begin to expire in 2012. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $2.7 million, $2.4 million was allocable to current operating activities and $0.3 million was allocable to a change in the state tax rate. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	($ in thousands)
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$31,371	$29,775
Research and development credits	11,781	10,320
Revenue recognition	7,279	9,330
Equity compensation and other	5,802	4,067

Total deferred tax assets	56,233	53,492
Valuation allowance	(56,233)	(53,492)

Net deferred tax asset	$—	$—

The components for the income tax provision were as follows:

	($ in thousands)
	2008	2007	2006
State income taxes
Current	$0	$0	$0
Deferred	0	0	0
Federal income taxes
Current	0	667	0
Deferred	0	0	0
Provision for income taxes	$0	$667	$0

The actual income tax expense for the years ended December 31, 2008, 2007 and 2006, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	($ in thousands)
	2008	2007	2006

(Loss) income before income tax	$(5,976)	$5,333	$(19,310)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	(2,091)	1,867	(6,758)
State tax provision	(36)	(405)	771

Increase (decrease) in income tax expense resulting from:
Research and development credits	(1,461)	(1,551)	(602)
Non-deductible expenses and other	847	705	680
Change in state tax rate	—	(90)	—
Change in valuation allowance	2,741	141	5,909

Tax expense	$—	$667	$—

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had not recorded a contingent tax liability.

The Company had gross unrecognized tax benefits of approximately $0.1 million as of January 1, 2008. As of December 31, 2008, the total gross unrecognized tax benefits were approximately $0.1 million and of this total, $21,000 is the amount that, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company has not recognized any amount for the payment of interest or penalties at January 1, 2008. During 2008, the Company did not record any expense to the income statement for interest and penalties.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. No income tax returns are under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2008	$122,000

Additions for tax positions of the current year	14,400
Reductions for tax positions of the prior years	0
Gross tax liability at December 31, 2008	$136,400

6.           Equity Compensation Plans

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

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2007	3,445,417	$9.60
Options granted	366,312	10.67
Exercised	(59,550)	2.80
Forfeited	(20,000)	10.64
Balance at December 31, 2008	3,732,179	$9.86

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 includes the following stock-based compensation expense:

	Years ended December 31,
	2008	2007	2006
Research and development	$2,180,018	$1,217,264	$1,760,153
General and administrative	3,823,181	3,095,110	3,740,326
Total expenses	$6,003,199	$4,312,374	$5,500,479

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.17 years, was $9.6 million at December 31, 2008.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2008, 2007 and 2006 are shown in the following table:

	2008	2007	2006
Expected volatility	71.3 – 74.5%	76.0 – 79.2%	76.0 – 90.3%
Expected dividends	0%	0%	0%
Expected terms	5.0 – 6.25 Years	6.25 Years	6.25 Years
Risk-free interest rate	2.6 – 4.4%	4.4 – 5.1%	4.3 – 5.1%

For the years ended December 31, 2008, 2007 and 2006, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the year ended December 31, 2008, the expected term was based upon average historical terms to exercise. For the years ended December 31, 2007 and 2006, the expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the years ended December 31, 2008, 2007 and 2006 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2008, and changes during the year ended December 31, 2008, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2007	3,445	$9.60	6.4	$11,167
Granted	366	10.67
Exercised	(59)	2.80
Forfeited or expired	(20)	10.64
Outstanding at December 31, 2008	3,732	9.86	5.2	$197
Exercisable at December 31, 2008	2,493	$8.56	4.8	$197

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the twelve month periods ended December 31, 2008, 2007 and 2006 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the year ended December 31, 2008, 2007 and 2006 was $0.6 million, $2.3 million and $3.2 million, respectively.

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2008, 2007 and 2006, the Company recognized $0.2 million, $0.2 million and $0.4 million, respectively, in compensation expense related to restricted stock units. As of December 31, 2008, there was an aggregate $0.1 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $46,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $61,000 unrecognized compensation expense related to unvested restricted stock units under the May 6, 2008 award of 14,000 restricted stock units with a grant-date per-share fair value of $14.45. During 2008, 2,000 restricted stock units, under the May 6, 2008 award, were forfeited. As of December 31, 2008, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 15,487 unvested restricted stock units outstanding at December 31, 2008.

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

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted will vest upon the acceptance by the FDA of the NDA for PN 400. The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the Nasdaq reported market closing price of the common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted will vest upon the FDA indicating acceptance of the NDA for PN 400. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards was $0.9 million for the fiscal year ended December 31, 2008.

As of December 31, 2008, there was $1.5 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The December 31, 2008 amount is expected to be recognized over the period ending July 31, 2010. There were 313,133 unvested performance-based options outstanding at December 31, 2008. In 2007, as a result of Treximet not receiving approval by the FDA by December 31, 2007, we reversed all remaining previously expensed stock-based compensation for the Treximet incentive program. The reversal reduced 2007 research and development expenses by $0.3 million and general and administrative expenses by $0.6 million. The grant-date fair value of these performance-based options was $3.77 per share. There were 375,251 awards forfeited during the year ended December 31, 2007. No performance-based awards were exercised during the twelve months ended December 31, 2008 and 2007; no awards were forfeited during the twelve months ended December 31, 2008. At December 31, 2008 the performance-based options had no intrinsic value and a remaining contractual life of 9.3 years.

The fair value of each performance-based option granted under the Plan, including those granted under the Treximet incentive program, was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

7.           Leases

The Company leases its office space and certain equipment under cancelable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $431,000, $412,000 and $401,000, for the fiscal years ended December 31, 2008, 2007, and 2006, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2008:

($ in thousands)
2009	$410
2010	69
$479

On February 16, 2009, the Company entered into a Lease Modification Agreement No. 1 (the “Modification Agreement”) modifying certain terms to our existing lease. Under the terms of the Modification Agreement, the lease term is extended for an additional 5 years and 7 months, terminating on September 30, 2015. As a result of entering into the Modification Agreement, the Company’s noncancellable future minimum lease payments for operating leases will increase by approximately $2.7 million over the lease term.

8.           Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2008, 2007, and 2006, the Company made contributions of $256,690, $242,358, and $216,641, respectively, to the Plan.

9.           Subsequent Events

On February 16, 2009, the Company entered into a Lease Modification Agreement No. 1 (the “Modification Agreement) modifying certain terms to our existing lease, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the Modification Agreement, the lease term is extended for an additional 5 years and 7 months, terminating on September 30, 2015. The Modification Agreement also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the Modification Agreement, the Company’s noncancellable future minimum lease payments for operating leases will increase by approximately $2.7 million over the lease term.

10.	Summary of Operations by Quarters (Unaudited)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$3,851,082	$24,519,015	$3,603,100	$5,248,046
Development revenue	3,977,908	8,605,038	7,542,097	8,787,355
Total revenue	7,828,990	33,124,053	11,145,197	14,035,401
Operating expenses	15,961,507	20,287,090	19,456,674	18,543,640
Net (loss) income	(7,371,253)	13,334,103	(7,854,980)	(4,083,399)
Net (loss) income per share of common stock
Basic	$(0.25)	0.45	(0.26)	(0.14)
Net (loss) income per share of common stock
Diluted	$(0.25)	0.43	(0.26)	(0.14)
Number of shares used in per share calculation
Basic	29,723,563	29,759,250	29,786,264	29,778,310
Number of shares used in per share calculation
Diluted	29,723,563	30,707,710	29,786,264	29,778,310

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$3,701,000	$3,701,000	$23,205,920	$3,851,082
Development revenue	3,955,004	8,233,383	4,423,556	2,373,400
Total revenue	7,656,004	11,934,383	27,629,476	6,224,482
Operating expenses	10,534,957	16,528,164	11,928,769	12,445,404
Income (loss) before income tax expense	(2,089,640)	(3,847,075)	16,482,223	(5,212,416)
Income tax expense	-	-	(1,645,099)	978,099
Net (loss) income	(2,089,640)	(3,847,075)	14,837,124	(4,234,317)
Net (loss) income per share of common stock
Basic	$(0.07)	(0.13)	0.50	(0.14)
Net (loss) income per share of common stock
Diluted	$(0.07)	(0.13)	0.48	(0.14)
Number of shares used in per share calculation
Basic	29,469,392	29,502,372	29,695,596	29,704,198
Number of shares used in per share calculation
Diluted	29,469,392	29,502,372	30,598,807	29,704,198

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

10.17	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.18
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.19	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.20	Commercial Supply Agreement dated October 2001 by and between Registrant and Lek Pharmaceuticals Inc. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).†

10.21	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.22
Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.23
License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.24
Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

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

10.29	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.30
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.31
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.32	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.33
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.34
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.35
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.36
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.37
Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.38
Form of Nonqualified Stock Option Agreement for PN 400 Incentive Program under Second Amended and Restated 200 Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 8, 2008).***

10.39
Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.40
Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 17, 2009).

10.41	Consulting Agreement dated as of April 1, 2009, between the Registrant and Marshall E. Reese (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 24, 2009).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.