Form 10-Q
period 2009-03-31
POZEN INC /NC
filed 2009-04-30
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

☐  Large Accelerated Filer          ☒  Accelerated Filer
☐  Non-Accelerated Filer          ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of April 24, 2009 was 29,812,035.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2009

INDEX

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,087,027	$26,119,249
Short-term investments	30,219,119	35,562,723
Accounts receivable	5,883,246	8,119,435
Prepaid expenses and other current assets	330,132	562,161

Total current assets	58,519,524	70,363,568
Property and equipment, net of accumulated depreciation	60,788	72,563

Total assets	$58,580,312	$70,436,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,239,239	$7,328,428
Accrued compensation	696,544	2,172,314
Accrued expenses	3,838,754	5,737,254
Deferred revenue	12,344,708	12,344,708

Total current liabilities	21,119,245	27,582,704
Long-term liabilities:
Deferred revenue	4,114,903	7,201,080

Total liabilities	25,234,148	34,783,784
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,812,035 and 29,778,310 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	29,812	29,778
Additional paid-in capital	169,774,110	168,541,451
Accumulated other comprehensive income	145,904	221,520
Accumulated deficit	(136,603,662)	(133,140,402)

Total stockholders’ equity	33,346,164	35,652,347

Total liabilities and stockholders’ equity	$58,580,312	$70,436,131

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenue:
Licensing revenue	$4,103,620	$3,851,082
Development revenue	4,654,762	3,977,908

Total revenue	8,758,382	7,828,990

Operating expenses:
General and administrative	4,427,992	2,848,973
Research and development	8,025,356	13,112,534

Total operating expenses	12,453,348	15,961,507

Interest and other income	231,707	761,264

Loss before income tax expense	(3,463,259)	(7,371,253)
Income tax expense	—	—

Net loss attributable to common stockholders	$(3,463,259)	$(7,371,253)

Basic net loss per common share	$(0.12)	$(0.25)

Shares used in computing basic net loss per common share	29,778,310	29,723,563

Diluted net loss per common share	$(0.12)	$(0.25)

Shares used in computing diluted net loss per common share	29,778,310	29,723,563

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net loss	$(3,463,259)	$(7,371,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,775	19,745
Bond amortization income	(134,395)	(291,845)
Noncash compensation expense	1,202,678	1,039,740
Changes in operating assets and liabilities:
Accounts receivable	2,236,189	(1,848,906)
Prepaid expenses and other current assets	232,029	366,260
Accounts payable and accrued expenses	(6,463,459)	226,905
Deferred revenue	(3,086,177)	(3,851,082)

Net cash used in operating activities	(9,464,619)	(11,710,436)
Investment activities
Purchase of equipment	—	(2,567)
Purchase of investments	(11,111,197)	(16,489,360)
Sale of investments	16,513,579	19,958,559

Net cash provided by investing activities	5,402,382	3,466,632
Financing activities
Proceeds from issuance of common stock	30,015	24,132

Net cash provided by financing activities	30,015	24,132

Net decrease in cash and cash equivalents	(4,032,222)	(8,219,672)
Cash and cash equivalents at beginning of period	26,119,249	37,660,068

Cash and cash equivalents at end of period	$22,087,027	$29,440,396

See accompanying Notes to Financial Statements

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

2.           Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $3.1 million and $3.7 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the three months ended March 31, 2009 and 2008, respectively.

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

In reviewing the terms of the executed agreement and considering the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in EITF 00-21. Following FDA approval of the NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in paragraph 9 of EITF 00-21 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the FDA of the Treximet® NDA which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.2 million of licensing revenue from the amortization of GSK milestone payments during the three months ended March 31, 2008 and no revenue was recognized during the three months ended March 31, 2009. The GSK upfront payments are now fully amortized.

•
The September 2003 $1.0 million licensing fee for MT 300 ($2.0 million non-refundable upfront licensing fee net of a potential termination fee of $1.0 million) received from Valeant Pharmaceuticals North America, or Valeant NA, a subsidiary of Valeant Pharmaceuticals International (formerly Xcel Pharmaceuticals Inc.), has been amortized over 32 months. As the result of the receipt in October 2003 of a not-approvable letter from the FDA relating to the NDA for MT 300, after three months of amortization, this estimated deferral period was increased from an original estimate of 20 months to 32 months ending in April 2006. In July 2005, we received a letter from Valeant NA, seeking payment of a $1.0 million withdrawal fee required under certain conditions under the agreement. We do not believe that the withdrawal fee is payable under the circumstances of receipt of the not-approvable letter from the FDA. The agreement requires that unresolved disputes by the parties be referred to the respective chief executive officers for resolution. If still unresolved, the agreement provides for binding arbitration. Valeant NA has disputed our conclusion that the withdrawal fee is not payable and has indicated its intention to pursue the dispute resolution provisions provided for under the agreement although the last written communication from Valeant NA was received in March 2006. In 2008, based upon our evaluation of the facts and circumstances, we recognized the remaining $1.0 million licensing fee for MT 300. We can give no assurance that Valeant NA will agree to termination terms acceptable to us, or that we will not be required to pay Valeant NA the withdrawal fee described above.

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

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three months ended March 31, 2009, the Company recognized $1.0 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

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

Development revenue and direct billed costs for the three months ended March 31, 2009 and 2008 were the following:

	Three months ended March 31,
	2009	2008
Development Revenue	$4,654,762	$3,977,908
Direct Costs	$3,739,387	$3,047,918

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month period ended March 31, 2009 and 2008, the Company had $0.1 million and $0.5 million, respectively, of interest income and $0.1 million and $0.3 million, respectively, of bond amortization income included in other income for the period. The Company has considered the impact of the current economic environment on its evaluation of the fair value of its investments. We have no investments in debt securities with maturities of greater than one year.

Short-term investments consisted of the following as of March 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market
Short-term investments:
U.S. treasury and agency securities	$29,063,411	$146,011	$-	$29,209,422
Corporate notes	1,009,804	447	(555)	1,009,697
Total short-term investments	$30,073,215	$146,458	$(555)	$30,219,119

Short-term investments consisted of the following as of March 31, 2008:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market
Short-term investments:
U.S. treasury and agency securities	$13,100,586	$7,419	$(5,836)	$13,102,169
Corporate notes	19,989,628	29,368	(1,906)	20,017,090
Total short-term investments	$33,090,214	$36,787	$(7,742)	$33,119,259

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities. Cash is restricted to the extent of a $94,684 letter of credit, maintained in compliance with the terms of the Company’s office lease.

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are insured by the respective financial institutions up to $250,000 per account. Additionally, approximately $5.6 million in a money market account at September 18, 2008 participates in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds through April 30, 2009. Any excess amounts are uninsured. Cash and cash equivalents are deposited with high credit quality financial institutions which invest primarily in U.S. Government securities, highly rated commercial paper and certificates of deposit guaranteed by banks which are members of the FDIC. The counterparties to the agreements relating to the Company’s investments consist primarily of the U.S. Government and various major corporations with high credit standings.

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of March 31, 2009, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at March 31, 2009.

The following table sets forth our financial instruments carried at fair value as of March 31, 2009:

	Financial Instruments
	Carried at Fair Value

	March 31,
	2009	2008
Assets:
Cash and cash equivalents	$22,087,027	$29,440,396
Short-term investments	30,219,119	33,119,259
Total assets	$52,306,146	$62,559,655

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of March 31, 2009:

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$16,592,812	5,494,215	—	22,087,027
Short-term investments	—	30,219,119	—	30,219,119
Total assets	$16,592,812	35,713,334	—	52,306,146

Realized gains and losses from sales of our investments are included in “Other income (expense), net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”

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

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components for general purpose financial statements. Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $145,904 of unrealized gains on its investments that are classified as accumulated other comprehensive income (loss) at March 31, 2009 and $29,045 of unrealized gains for the same period of 2008.

Comprehensive loss consists of the following components for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net loss	$(3,463,259)	$(7,371,253)
Unrealized gain (loss) on marketable securities	(75,616)	14,505
Total comprehensive loss	$(3,538,875)	$(7,356,748)

Stock-based Compensation—We follow Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations.

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

Our consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008 includes the following stock-based compensation expense:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Research and development	$418,042	$331,907
General and administrative	784,636	707,833
Operating expense	1,202,678	1,039,740
Tax benefit	-	-
Net expense	$1,202,678	$1,039,740

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.0 years was $7.5 million at March 31, 2009 and, over an estimated weighted-average amortization period of 1.68 years was $9.5 million at March 31, 2008. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2009 was $3.4 million at March 31, 2009 and was $3.0 million at March 31, 2008 for the remaining period ending December 31, 2008.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2009 and 2008 are shown in the following table:

	Three months ended March 31,
	2009	2008
Expected volatility	77.8%	73.2%
Expected dividends	0%	0%
Expected terms	6.0 Years	6.25 Years
Risk-free interest rate	2.2%	2.6%

For the three months ended March 31, 2009 and 2008, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three months ended March 31, 2009 and 2008, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2009 and 2008 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79
Outstanding at March 31, 2009	4,096	$9.49	5.5	$816
Exercisable at March 31, 2009	2,839	$8.93	4.9	$607

A summary of the time-based stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2008	3,445	$9.60	6.4	$11,167
Granted	311	10.20
Exercised	(33)	0.73
Forfeited or expired	-	-
Outstanding at March 31, 2008	3,723	$9.44	6.3	$6,509
Exercisable at March 31, 2008	2,406	$8.44	5.4	$5,836

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three month periods ended March 31, 2009 and 2008 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three month period ended March 31, 2009 and 2008 was $0.1 million and $0.3 million, respectively.

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2009 and 2008, the Company recognized $48,000 and $60,000, respectively, in compensation expense related to restricted stock units. As of March 31, 2009, there was an aggregate $58,000 of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $41,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $17,000 unrecognized compensation expense related to unvested restricted stock units under the May 6, 2008 award of 14,000 restricted stock units with a grant-date per-share fair value of $14.45. During the first quarter of 2009, no restricted stock units were forfeited. As of March 31, 2009, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 15,487 unvested restricted stock units outstanding at March 31, 2009.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted will vest upon the acceptance by the FDA of the NDA for PN 400. The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the NASDAQ reported market closing price of the common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted will vest upon the FDA indicating acceptance of the NDA for PN 400. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards was $0.9 million for the three months ended March 31, 2009.

As of March 31, 2009, there was $1.2 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The March 31, 2009 amount is expected to be recognized over the period ending July 31, 2010. There were 285,433 unvested performance-based options outstanding at March 31, 2009. There were 27,700 awards forfeited during the three months ended March 31, 2009. No awards were forfeited during the three months ended March 31, 2008. No performance-based awards were exercised during the three months ended March 31, 2009 and March 31, 2008. At March 31, 2009 the performance-based options had no intrinsic value and a remaining contractual life of 9.0 years.

The fair value of the performance-based options granted under the Plan was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009 and 2008, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three months ended March 31, 2009 and 2008 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for three months ended March 31, 2009 and 2008. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

Leases—On February 16, 2009, the Company entered into a Lease Modification Agreement No. 1 (the “Modification Agreement”) modifying certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the Modification Agreement, the lease term is extended for an additional 5 years and 7 months, terminating on September 30, 2015. The Modification Agreement also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the Modification Agreement, the Company’s noncancellable future minimum lease payments for operating leases will increase by approximately $2.7 million over the lease term.

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosure to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 was adopted effective January 1, 2008.

           In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. Accordingly, as of January 1, 2009, we have applied the provisions of SFAS 157 to all assets and liabilities. Our adoption of the deferred provisions of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

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

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 was effective beginning on January 1, 2009. The Company believes EITF 07-1 does not have a material impact on its financial statements.

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009.  Defendants’ response to these objections was filed on April 20, 2009. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and Alphapharm’s designated agent, Mylan Pharmaceuticals Inc., and Teva Pharmaceuticals USA, or Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par and Alphapharm’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or a patent infringement lawsuit against Par, Alphapharm and Teva. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

3.           Subsequent Events

Regarding a purported class action lawsuit filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina, on February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009.  On April 20, 2009, defendants’ response to these objections was filed. See also the Contingencies discussion under Section 2 (Summary of Significant Accounting Policies) of the Notes to Financial Statements included with the financial statements reflected in Item 1 of this Quarterly Report on Form 10-Q.

Regarding the Company and GSK having received notices of Paragraph IV Notice Letters , or Notice Letter, being filed by three companies and our filing suit against these companies, the Company and GSK have received a Notice Letters from Teva, informing us that Teva has filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets and Teva’s intent to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183.  We filed suit against Teva on April 24, 2009, in the United States Court for the Eastern District of Texas. See also the Contingencies discussion under Section 2 (Summary of Significant Accounting Policies) of the Notes to Financial Statements included with the financial statements reflected in Item 1 of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 6, 2009.

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

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products, which includes licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. We have terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca's expense. Upon evaluation of the PN 400 clinical program, AstraZeneca will make a final determination regarding the NDA filing.  The NDA submission is planned for mid-2009.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We plan to begin Phase 3 studies for PA32540 in the second half of 2009 and to evaluate how best to commercialize the PA product candidates and programs.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2009, our accumulated deficit was approximately $136.6 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 74% of our total operating expenses. For the three months ended March 31, 2009, our research and development expenses represented approximately 64% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

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

Status and Expenses Related to Our Product Candidates

           There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $11.4 million for the three months ended March 31, 2008, and $6.1 million for the three months ended March 31, 2009. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.6 million for the three months ended March 31, 2008, and $1.8 million for the three months ended March 31, 2009. Our adoption of SFAS 123(R) on January 1, 2006 resulted in total compensation for 2008 including a $0.3 million charge for non-cash compensation for stock option expense and a $0.4 million charge for non-cash compensation for stock option expense for 2009. Other research and development department costs were $0.1 million for the three months ended March 31, 2008, and $0.1 million for the three months ended March 31, 2009.

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

We incurred direct development costs associated with the development of MT 400/Treximet of $72,000 for the three months ended March 31, 2009. We recorded in the three months ended March 31, 2009, $1.0 million of Treximet royalty revenue, all of which is in accounts receivable at March 31, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par's, Alphapharm’s and Teva's respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, PN 400, is being studied for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for PN 400 and in April 2007, the first Phase 1 study was initiated.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric coated naproxen alone. We conducted two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition, we are conducting a long-term, open label safety study for PN 400. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We have conducted additional studies at AstraZeneca’s expense. Upon evaluation of the PN 400 clinical program, AstraZeneca will make a final determination regarding the NDA filing.  The NDA submission is planned for mid-2009.

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

We incurred direct development costs associated with the development of our PN program of $4.7 million for the three months ended March 31, 2009, $4.7 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We plan to begin Phase 3 studies for PA32540 in the second half of 2009. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to cardiovascular protection.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We currently do not intend to partner the PA program prior to starting the Phase 3 program. We believe value can be added to the PA product candidates as progress is made through Phase 3 and, if we chose to partner the products as we have in the past, we believe it would be under economic terms more favorable to us.

We intend to conduct extensive market research on the PA product concepts, to support our evaluation of how best to commercialize the PA product candidates and programs.  Changing from a commercialization strategy in which the PA product candidates are out-licensed, in exchange for milestone and royalty payments, will depend on our available financial resources, the associated risks of such a change and its overall impact on the PA product candidates’ value.

We incurred direct development costs associated with the development of our PA program of $0.8 million during the three months ended March 31, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and plan to continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On March 31, 2009, the Company accrued $1.0 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par's, Alphapharm’s and Teva's respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of PN 400, and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. An additional $55.0 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

Results of Operations

        Three months ended March 31, 2009 compared to the three months ended March 31, 2008

        Net loss per share: Net loss attributable to common stockholders for the three months ended March 31, 2009 was $(3.5) million or $(0.12) per share, on a basic and diluted basis, as compared to a net loss of $(7.4) million, or $(0.25) per share, on a basic and diluted basis, for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 included a $(1.2) million or $(0.04) per share charge for non-cash stock-based compensation expense as compared to $(1.0) million or $(0.03) per share for the same period of 2008.

        Revenue: We recognized total revenue of $8.8 million for the three months ended March 31, 2009 as compared to total revenue of $7.8 million for the three months ended March 31, 2008. The increase in revenue was primarily due to $1.0 million of Treximet royalty revenue and an increase of $0.7 million in development revenue for the three months ended March 31, 2009 compared to 2008. Licensing revenue for the three months ended March 31, 2009 was $4.1 million compared to $3.9 million for 2008. Development revenue was $4.7 million for the three months ended March 31, 2009 compared to $4.0 million for 2008. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $16.5 million remains in deferred revenue at March 31, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $3.7 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $5.1 million to $8.0 million for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $5.7 million to $4.7 million, primarily due to clinical trial activities and other product development activities during the three months ended March 31, 2009, as compared to the same period of 2008. Direct development costs for the exploratory programs decreased by $0.2 million to $0.1 million, offset by an increase of $0.5 million in the early stage gastroenterology program, ORD2020, as compared to the same period of 2008. Other direct development costs and departmental expenses increased by $0.3 million primarily due to increased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $1.6 million to $4.4 million for the three months ended March 31, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, as compared to the same period of 2008. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.1 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. Investment income from bond amortization for the three months ended March 31, 2009 totaled $0.1 million as compared to $0.3 million during the same period of 2008.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2009. Our effective tax rate was 0% for the three month period ended March 31, 2009. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2009 and 2008, there were no such interest and penalties.

Liquidity and Capital Resources

           At March 31, 2009, cash and cash equivalents, along with short-term investments, totaled $52.3 million, a decrease of $9.4 million compared to December 31, 2008. The decrease in cash was primarily due to the operating loss for the period and the reduction of accounts payable and accrued expenses offset in part by cash receipts for development activities and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

Short-term investments are held in a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. We have considered the impact of the current economic environment in evaluating the fair value of our investments. We believe we are adhering to a conservative investment policy. Nonetheless, given the current credit crisis and other market risks, a downgrade in any of our A1/P1 investments could result in required action under our investment policy, and may result in an investment loss.

Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference between market value and cost is reported in the stockholder’s equity section of our financial statements as comprehensive income or loss.

We received $7.9 million in operating cash during the three months ended March 31, 2009 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $5.9 million accounts receivable for invoiced development activities under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $30,015 reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $9.5 million for the three months ended March 31, 2009. Cash used in operating activities was $11.7 million for the three months ended March 31, 2008. Net cash provided by investing activities during the three months ended March 31, 2009 totaled $5.4 million, and net cash provided by investing activities for the three months ended March 31, 2008 totaled $3.5 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2009 is projected to increase from our 2008 requirements as a result of decreased milestone payments. We currently expect to end the year with greater than $45 million in cash, cash equivalents and short term investments, assuming the receipt of $10 million in milestones. During the three months ended March 31, 2009 and March 31, 2008 we recorded non-cash stock-based compensation expense of $1.2 million and $1.0 million, respectively, associated with the grant of stock options and restricted stock.

As of March 31, 2009, we had $22.1 million in cash and cash equivalents and $30.2 million in short-term investments. Our cash operating expenses for 2009 and 2010 are expected to be in the $30 million to $40 million range. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from revenue from our collaboration agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government and Government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

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

Our management’s report on internal control over financial reporting procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) is included with the financial statements reflected in Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company's directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009.  Defendants’ response to these objections was filed on April 20, 2009. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

 The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par's, Alphapharm’s and Teva's respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or the patent infringement lawsuits against Par, Alphapharm and Teva. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $136.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of Treximet, along with the seccessful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, none of our other product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. For example, third parties seeking to market generic versions of branded pharmaceutical products often file ANDAs with the FDA, containing a certifications stating that the ANDA applicant believes that the patents protecting the branded pharmaceutical product are invalid, unenforceable and/or not infringed. Such certifications are commonly referred to as paragraph IV certifications.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par's, Alphapharm’s and Teva's respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or for reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for PN 400. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee would be payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of PN 400 which could have occurred if the FDA determined that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we have filed suit against the three companies in the federal court of the United State District Court for the Eastern District of Texas.

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

      We have entered into collaboration and license agreements, and expect to continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with GSK and AstraZeneca are subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to commercialize Treximet or work with us on any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. And under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.  However, under the circumstance above, or similar circumstance, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, we would face delays and redundant expenses in that development.

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

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by us concerning our migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, we received the plaintiffs’ amended and consolidated complaint which added two of our current officers as additional defendants. We and the individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of our directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009.  Defendants’ response to these objections was filed on April 20, 2009. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

 The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008 in the United States District Court for the Eastern District of Texas. We filed suit against Alphapharm and Mylan on January 2, 2009, also in the United States District Court for the Eastern District of Texas. Both actions have since been consolidated into one suit. The Paragraph IV Notice Letter from Teva was received on April 14, 2009.  We filed suit against Teva on April 24, 2009, also in the United States Court for the Eastern District of Texas.  The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par's, Alphapharm’s and Teva's respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or the patent infringement lawsuits against Par, Alphapharm and Teva. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm and Teva in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it has elected not to exercise its first right to bring an infringement suit against Par, Alphapharm and Teva, each of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

Our operating expenses for the three months ended March 31, 2009 totaled $12.5 million, ($7.8 million net of development revenue received from AstraZeneca for development activities performed under the agreement) including non-cash compensation expense of $1.2 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2006 through 2008, our average annual operating expenses (including average non-cash deferred compensation of $5.3 million) were $53.6 million ($36.5 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of March 31, 2009, we had an aggregate of $52.3 million in cash, cash equivalents and short-term investments. If our operating expenses for 2009 and 2010 approximate the net level of our operating expenses in 2008, we believe that we will have sufficient cash reserves and cash flow to maintain that level of business activities through 2010 provided certain increased development expenses are paid by our collaborative partner. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Everardus Orlemans, Ph.D., Senior Vice President, Product Development, John G. Fort, M.D., Chief Medical Officer, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through April 24, 2009, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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
10.1
Lease Modification Agreement No. 1, dated February 16, 2009, by and between POZEN Inc., as Tenant, and The Exchange at Meadowmont, LLC, as Landlord (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 17, 2009).

10.2
Consulting Agreement, dated as of April 1, 2009, by and between POZEN Inc. and Marshall E. Reese, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 24, 2009).

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

POZEN Inc. (Registrant)
April 30, 2009	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

April 30, 2009	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

April 30, 2009	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Lease Modification Agreement No. 1, dated February 16, 2009, by and between POZEN Inc., as Tenant, and The Exchange at Meadowmont, LLC, as Landlord (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 17, 2009).

10.2
Consulting Agreement, dated as of April 1, 2009, by and between POZEN Inc. and Marshall E. Reese, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 24, 2009).

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