Form 10-Q
period 2009-06-30
POZEN INC /NC
filed 2009-07-31
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

☐  Large Accelerated Filer     ☒  Accelerated Filer
☐  Non-Accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of July 24, 2009 was 29,825,365.

POZEN Inc.
FORM 10-Q

For the Three Months Ended June 30, 2009

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,867,053	$26,119,249
Short-term investments	31,155,163	35,562,723
Accounts receivable	948,512	8,119,435
Prepaid expenses and other current assets	232,645	562,161

Total current assets	49,203,373	70,363,568
Property and equipment, net of accumulated depreciation	51,063	72,563

Total assets	$49,254,436	$70,436,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,107,416	$7,328,428
Accrued compensation	1,101,678	2,172,314
Accrued expenses	2,193,633	5,737,254
Deferred revenue	12,344,708	12,344,708

Total current liabilities	17,747,435	27,582,704
Long-term liabilities:
Deferred revenue	1,028,726	7,201,080

Total liabilities	18,776,161	34,783,784
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,825,365 and 29,778,310 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	29,825	29,778
Additional paid-in capital	171,250,310	168,541,451
Accumulated other comprehensive income	72,220	221,520
Accumulated deficit	(140,874,080)	(133,140,402)

Total stockholders’ equity	30,478,275	35,652,347

Total liabilities and stockholders’ equity	$49,254,436	$70,436,131

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
Licensing revenue	$4,034,689	$24,519,015	$8,138,309	$28,370,096
Development revenue	881,290	8,605,038	5,536,053	12,582,946

Total revenue	4,915,979	33,124,053	13,674,362	40,953,042

Operating expenses:
General and administrative	4,783,168	3,142,869	9,211,160	5,991,842
Research and development	4,559,256	17,144,221	12,584,613	30,256,753

Total operating expenses	9,342,424	20,287,090	21,795,773	36,248,595

Interest and other income	156,025	497,140	387,732	1,258,404

Income (loss) before income tax expense	(4,270,420)	13,334,103	(7,733,679)	5,962,851
Income tax expense	-	-	-	-

Net income (loss) attributable to common stockholders	$(4,270,420)	$13,334,103	$(7,733,679)	$5,962,851

Basic net income (loss) per common share	$(0.14)	$0.45	$(0.26)	$0.20

Shares used in computing basic net income (loss) per common share	29,815,228	29,759,250	29,802,015	29,741,406

Diluted net income (loss) per common share	$(0.14)	$0.43	$(0.26)	$0.19

Shares used in computing diluted net income (loss) per common share	29,815,228	30,707,710	29,802,015	30,636,529

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net (loss) income	$(7,733,679)	$5,962,851
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	20,001	39,310
Loss on sale of fixed assets	1,498	—
Bond amortization income	(241,255)	(574,798)
Noncash compensation expense	2,676,205	2,693,056
Changes in operating assets and liabilities:
Accounts receivable	7,170,923	(7,300,035)
Prepaid expenses and other current assets	329,517	536,377
Accounts payable and accrued expenses	(9,835,269)	3,778,735
Deferred revenue	(6,172,354)	(7,546,097)

Net cash used in operating activities	(13,784,413)	(2,410,601)
Investment activities
Purchase of equipment	—	(6,493)
Purchase of investments	(18,081,096)	(43,020,061)
Sale of investments	22,580,611	38,819,288

Net cash provided by (used in) investing activities	4,499,515	(4,207,266)
Financing activities
Proceeds from issuance of common stock	32,702	160,296

Net cash provided by financing activities	32,702	160,296

Net decrease in cash and cash equivalents	(9,252,196)	(6,457,571)
Cash and cash equivalents at beginning of period	26,119,249	37,660,068

Cash and cash equivalents at end of period	$16,867,053	$31,202,497

See accompanying Notes to Financial Statements.

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

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. These agreements are accounted for in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, as amended by SAB 104, “Revenue Recognition” (“SAB 104”), and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $6.2 million and $7.4 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the six months ended June 30, 2009 and 2008, respectively, and we recognized $3.1 million and $3.7 million for the three months ended June 30, 2009 and 2008.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (“FDA”) of the Treximet® new drug application (“NDA”) which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.2 million of licensing revenue from the amortization of GSK milestone payments during the six months ended June 30, 2008 and no revenue was recognized during the three months ended June 30, 2008 and the three and six months ended June 30, 2009. The GSK upfront payments are now fully amortized.

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

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and six months ended June 30, 2009, the Company recognized $0.9 and $2.0 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the three and six months ended June 30, 2008, the Company recognized $0.8 million and $0.8 million of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

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

Development revenue and direct billed costs for the three and six months ended June 30, 2009 and 2008 were the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Development Revenue	$881,290	$8,605,038	$5,536,053	$12,582,946
Direct Costs	$227,415	$7,955,144	$3,966,802	$11,003,063

        Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Generally, investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value and the write-down would be permanent. For the three month period ended June 30, 2009 and 2008, the Company had $49,000 and $214,000, respectively, of interest income and $107,000 and $283,000, respectively, of bond amortization income included in other income for the period. For the six month periods ended June 30, 2009 and 2008, the Company had $147,000 and $683,000, respectively, of interest income and $241,000 and $575,000, respectively, of bond amortization income included in other income for the period. The Company has considered the impact of the current economic environment on its evaluation of the fair value of its investments. We have no investments in debt securities with maturities of greater than one year. As of June 30, 2009 and December 31, 2008, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of June 30, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market
Short-term investments:
U.S. treasury and agency securities	$31,080,702	$72,161	$(107)	$31,152,756
Corporate notes	2,241	275	(109)	2,407
Total short-term investments	$31,082,943	$72,436	$(216)	$31,155,163

Short-term investments consisted of the following as of December 31, 2008:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market
Short-term investments:
U.S. treasury and agency securities	$30,429,208	$213,830	$-	$30,643,038
Corporate notes	4,911,995	12,584	(4,894)	4,919,685
Total short-term investments	$35,341,203	$226,414	$(4,894)	$35,562,723

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

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. SFAS 157 was adopted for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2009, we have fully adopted the provisions of SFAS 157.

The following table sets forth our financial instruments carried at fair value as of June 30, 2009 and December 31, 2008:

	Financial Instruments
	Carried at Fair Value
	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$16,867,053	$26,119,249
Short-term investments	31,155,163	35,562,723
Total cash and investments	$48,022,216	$61,681,972

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of June 30, 2009:

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$13,069,882	3,797,171	—	16,867,053
Short-term investments	—	31,155,163	—	31,155,163
Total cash and investments	$13,069,882	34,952,334	—	48,022,216

Realized gains and losses from sales of our investments are included in “Other income (expense), net” and unrealized gains and losses are included as a separate component of equity unless the loss is determined to be “other-than-temporary.”

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

Accumulated Other Comprehensive Income—The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components for general purpose financial statements. Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $72,220 of unrealized gains on its investments that are classified as accumulated other comprehensive income (loss) at June 30, 2009 and $221,520 of unrealized gains at December 31, 2008.

Comprehensive income (loss) consists of the following components for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(4,270,420)	$13,334,103	$(7,733,679)	$5,962,851
Unrealized (loss) gain on marketable securities	(73,684)	(47,065)	(149,299)	(32,560)
Total comprehensive (loss) income	$(4,344,104)	$13,287,038	$(7,882,978)	$5,930,291

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

Our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 includes the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$431,587	$590,770	$849,629	$922,676
General and administrative	1,041,940	1,062,547	1,826,576	1,770,380
Operating expense	1,473,527	1,653,317	2,676,205	2,693,056
Tax benefit	-	-	-	-
Net expense	$1,473,527	$1,653,317	$2,676,205	$2,693,056

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.85 years was $6.4 million at June 30, 2009 and, over an estimated weighted-average amortization period of 1.45 years was $9.8 million at June 30, 2008. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2009 was $2.2 million at June 30, 2009 and was $3.1 million at June 30, 2008 for the remaining period ending December 31, 2008.

Time-Based Stock Awards

For the three and six months ended June 30, 2009, the Company recognized $1.1 million and $2.0 million, respectively, in compensation for time-based awards. For the three and six months ended June 30, 2009, the Company recognized $1.4 million and $2.4 million, respectively, in compensation for time-based awards. The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2009 and 2008 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected volatility	73.3%	72.9%	73.3 – 77.8%	72.9 – 73.2%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	5.3 – 6.3 Years	6.0 Years	5.3 – 6.3 Years
Risk-free interest rate	2.95%	3.3%	2.2 – 2.95%	2.6 – 3.3%

For the three and six months ended June 30, 2009 and 2008, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and six months ended June 30, 2009 and 2008, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six months ended June 30, 2009 and 2008 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of June 30, 2009, and changes during the three and six months ended June 30, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79
Outstanding at March 31, 2009	4,096	$9.49	5.5	$816
Exercisable at March 31, 2009	2,839	$8.93	4.9	$607
Granted	48	7.75
Exercised	(1)	2.02
Forfeited or expired	(188)	9.46
Outstanding at June 30, 2009	3,955	$9.39	5.4	$2,926
Exercisable at June 30, 2009	2,742	$9.03	4.8	$2,018

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six month periods ended June 30, 2009 and 2008 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and six month period ended June 30, 2009 was less than $0.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and six month period ended June 30, 2008 was $2.1 million and $2.4 million, respectively.

Restricted Stock and Restricted Stock Units

For the three and six months ended June 30, 2009, the Company recognized $29,000 and $77,000, respectively, in compensation expense related to restricted stock units. For the three and six months ended June 30, 2008, the Company recognized $49,000 and $119,000, respectively, in compensation expense related to restricted stock units. As of June 30, 2009, there was an aggregate $114,000 of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $36,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $78,000 unrecognized compensation expense related to unvested restricted stock units under the June 3, 2009 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.75. During the second quarter of 2009, no restricted stock units were forfeited. There were 14,487 unvested restricted stock units outstanding at June 30, 2009.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted will vest upon the acceptance by the FDA of the NDA for PN 400. The remaining seventy-five (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for PN 400. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the NASDAQ reported market closing price of the common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted will vest upon the FDA indicating acceptance of the NDA for PN 400. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards for the three and six months ended June 30, 2009 was $0.3 million and $0.6 million, respectively.

As of June 30, 2009, there was $0.9 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The June 30, 2009 amount is expected to be recognized over the period ending July 31, 2010. There were 276,633 unvested performance-based options outstanding at June 30, 2009. There were 36,500 awards forfeited during the six months ended June 30, 2009. No awards were forfeited during the six months ended June 30, 2008. No performance-based awards were exercised during the six months ended June 30, 2009 and June 30, 2008. At June 30, 2009 the performance-based options had no intrinsic value and a remaining contractual life of 8.7 years.

The fair value of the performance-based options granted under the Plan was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the six months ended June 30, 2009 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for six months ended June 30, 2009. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	29,815,228	29,759,250	29,802,015	29,741,406
Effect of dilutive employee and director awards	-	948,460	-	895,123
Diluted weighted-average shares outstanding and assumed conversions	29,815,228	30,707,710	29,802,015	30,636,529

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

New Accounting Pronouncements—In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 was effective beginning on January 1, 2009. The Company believes EITF 07-1 does not have a material impact on its financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. Three modifications to the subsequent events guidance in AU Section 560 are: 1) to name the two types of subsequent events either as recognized subsequent events or non-recognized subsequent events; 2) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued; and 3) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was adopted effective June 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments which requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. These fair value disclosures must be presented together with the related carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 was adopted effective June 15, 2009.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairment. Statement 115 changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis. FSP FAS 115-2 was adopted effective June 15, 2009. The Company believes FSP FAS 115-2 does not have a material impact on its financial statements.

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009. Defendants’ response to these objections was filed on April 20, 2009. The matter in now awaiting a decision by the Court. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and Alphapharm’s designated agent, Mylan Pharmaceuticals Inc., and Teva Pharmaceuticals USA, or Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.  Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

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

Under its 2003 commercialization collaboration with Valeant NA, related to MT 300, if the Company chooses to withdraw the MT 300 NDA for commercial or financial reasons under the conditions specified in the agreement, it could be required to pay a withdrawal fee of $1.0 million. As a result of this contingency, $1.0 million of the $2.0 million upfront payment received by the Company from Valeant NA pursuant to the agreement was not initially recognized as revenue.

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

                Subsequent Events—The Company has evaluated subsequent events through July 31, 2009, which represents the date the Company’s Form 10-Q for the quarter ended June 30, 2009 was filed with the Securities and Exchange Commission.

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

Overview

We are a pharmaceutical company focused on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. We operate a business model that focuses on the following:

•	obtaining patents for innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas through proof of concept by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products, which may include licensing the resulting product or technology to a strong pharmaceutical partner to commercialize.

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

After we establish the proof of concept for an innovative idea, we work with the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application, or NDA, or its foreign equivalent. We may then decide to seek a strong pharmaceutical partner to license the product or technology to collaborate with us in the remaining development and to commercialize the product or technology after approval. The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products or to successfully commercialize the products ourselves.

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. We terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for PN 400 was submitted on June 30, 2009. Pending regulatory approval, the proposed trade name of PN 400 is VIMOVO™.

Another product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We are aware of publications that contain conflicting data regarding a possible interaction between clopidogrel (Plavix®) and certain enteric-coated proton pump inhibitor products. To determine whether an interaction occurs between clopidogrel and PA32540, we intend to undertake a Phase 1 drug-drug interaction study to evaluate the platelet aggregation effects of PA32540 plus clopidogrel compared to aspirin plus clopidogrel. We plan to begin Phase 3 studies for PA32540 in the second half of 2009. We are also continuing to evaluate how best to commercialize the PA product candidates and programs.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2009, our accumulated deficit was approximately $140.9 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 73% of our total operating expenses. For the six months ended June 30, 2009, our research and development expenses represented approximately 58% of our total operating expenses.

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

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. Our ability to generate revenue is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

                There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $9.2 million for the six months ended June 30, 2009, and $26.6 million for the six months ended June 30, 2008. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.3 million for the six months ended June 30, 2009, and $3.5 million for the six months ended June 30, 2008. Total compensation for the six months ended June 30, 2009 including a $0.8 million charge for non-cash compensation for stock option expense and a $0.9 million charge for non-cash compensation for stock option expense for the six months ended June 30, 2008. Other research and development department costs were $0.1 million for the six months ended June 30, 2009, and $0.1 million for the six months ended June 30, 2008.

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

We incurred direct development costs associated with the development of MT 400 of $0.2 million for the six months ended June 30, 2009. We recorded in the six months ended June 30, 2009, $2.0 million of Treximet royalty revenue, of which, $0.9 million is in accounts receivable at June 30, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received notices of Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

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

                In discussions with the FDA during 2005 regarding our development plans for studies to pursue FDA approval of PN 100 and PN 200, the FDA agreed that by including naproxen as the NSAID within the PN formulation, we could expect that all indications for chronic use of naproxen in adults would accrue to the PN product, if clinical trials successfully demonstrated improved safety (lower incidence of gastric ulcers) of the PN product compared with naproxen alone and the PN formulation was shown to be bioequivalent to marketed formulations of enteric-coated, or EC, naproxen. Prior to entering into our collaboration agreement with AstraZeneca, we completed a study designed to demonstrate the bioequivalence of the naproxen component of our PN 200 product candidate development formulation to EC naproxen. This study demonstrated that the PN 200 product was bioequivalent to the reference drug, EC Naprosyn®, with respect to the naproxen component.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of PN 400 in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. We conducted two PN 400 Phase 3 pivotal trials in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking PN 400 experienced significantly fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period. In addition, we are conducting a long-term, open label safety study for PN 400. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We have conducted additional studies at AstraZeneca’s expense. The NDA for PN 400 was submitted on June 30, 2009. Pending regulatory approval, the proposed trade name of PN 400 is VIMOVO™.

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

We incurred direct development costs associated with the development of our PN program of $7.3 million for the six months ended June 30, 2009, $5.5 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in early-stage clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. We are aware of publications that contain conflicting data regarding a possible interaction between clopidogrel (Plavix®) and certain enteric-coated proton pump inhibitor products. To determine whether an interaction occurs between clopidogrel and PA32540, we intend to undertake a Phase 1 drug-drug interaction study to evaluate the platelet aggregation effects of PA32540 plus clopidogrel compared to aspirin plus clopidogrel. We plan to begin Phase 3 studies for PA32540 in the second half of 2009. We are also continuing to evaluate how best to commercialize the PA product candidates and programs. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to cardiovascular protection.

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

We intend to conduct extensive market research on the PA product concepts, to support our evaluation of how best to commercialize the PA product candidates and programs, which may include commercializing the products ourselves in certain territories. Changing from a commercialization strategy in which the PA product candidates are out-licensed, in exchange for milestone and royalty payments, will depend on our available financial resources, the associated risks of such a change and its overall impact on the PA product candidates’ value.

We incurred direct development costs associated with the development of our PA program of $1.0 million during the six months ended June 30, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On June 30, 2009, the Company accrued $0.9 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents). GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK, have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net income (loss) per share: Net loss attributable to common stockholders for the three months ended June 30, 2009 was $(4.3) million or $(0.14) per share, on a basic and diluted basis, as compared to a net income of $13.3 million, or $0.43 per share, on a diluted basis, for the three months ended June 30, 2008. The net income (loss) for the three month period ended June 30, 2009 included a $(1.5) million or $(0.05) per share charge for non-cash stock-based compensation expense as compared to $(1.7) million, or $(0.06) per share for the same period of 2008.

Revenue: We recognized $4.9 million of revenue for the three months ended June 30, 2009 as compared to $33.1 million for the three months ended June 30, 2008. Licensing revenue for the three months ended June 30, 2009 was $4.0 million compared to $24.5 million for 2008. The decrease in revenue was primarily due to the $20.0 million in milestone payments received from GSK for the approval of, and GSK’s intent to commercialize, Treximet in 2008. Development revenue was $0.9 million for the three months ended June 30, 2009 compared to $8.6 million for 2008. The decrease was due to the decrease in development services accompanying the completion of PN clinical activities. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $13.4 million remains in deferred revenue at June 30, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $0.2 million and $8.0 million for the three months ended June 30, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $12.6 million to $4.6 million for the three months ended June 30, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for PN and PA program activities, as compared to the same period of 2008. Direct development costs for the PN program decreased by $10.4 million to $2.6 million, primarily due to the decrease in development services accompanying the completion of PN clinical activities, as compared to the same period of 2008. Direct development costs for the PA program decreased by $0.9 million to $0.3 million, while exploratory programs decreased by $0.9 million to $0.2 million during the second quarter of 2009, as compared to the same period of 2008. Other departmental expenses decreased by $0.4 million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, and regulatory matters.

General and administrative: General and administrative expenses increased by $1.6 million to $4.8 million for the three months ended June 30, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses which were $1.5 million and $0.6 million, respectively, as compared to the same period of 2008. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses and public company activities.

Other income: Interest income was $0.1 million for the three months ended June 30, 2009 and $0.2 million for the three months ended June 30, 2008. Investment income from bond amortization for the three month period ended June 30, 2009 totaled $0.1 million as compared to $0.3 million during the same period of 2008. Investment income decreased primarily due to declining short-term interest rates.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net income (loss) per share: Net loss attributable to common stockholders for the six months ended June 30, 2009 was $(7.7) million or $(0.26) per share, on a basic and diluted basis, as compared to a net income of $6.0 million, or $0.19 per share, on a diluted basis, for the six months ended June 30, 2008. The net income (loss) for the six months ended June 30, 2009 included a $(2.7) million or $(0.09) per share charge for non-cash stock-based compensation expense as compared to $(2.7) million or $(0.09) per share for the same period of 2008.

Revenue: We recognized total revenue of $13.7 million for the six months ended June 30, 2009 as compared to total revenue of $41.0 million for the six months ended June 30, 2008. The decrease in revenue was primarily due to the $20.0 million of milestone payments received in 2008 from GSK for the approval of, and GSK’s intent to commercialize Treximet. Licensing revenue for the six months ended June 30, 2009 was $8.1 million compared to $28.4 million for 2008. Development revenue was $5.5 million for the six months ended June 30, 2009 compared to $12.6 million for 2008. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $13.4 million remains in deferred revenue at June 30, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $4.0 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $17.7 million to $12.6 million for the six months ended June 30, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $16.1 million to $7.3 million, primarily due to clinical trial activities and other product development activities during the six months ended June 30, 2009, as compared to the same period of 2008. Direct development costs for the PA program decreased by $0.8 million to $1.0 million. Direct development costs for the exploratory programs decreased by $1.0 million to $0.3 million, offset by an increase of $0.5 million in the early stage gastroenterology program, ORD2020, as compared to the same period of 2008. Other departmental expenses decreased by $0.2 million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $3.2 million to $9.2 million for the six months ended June 30, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, which were $2.5 million and $0.9 million, respectively, as compared to the same period of 2008. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.1 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. Investment income from bond amortization for the six months ended June 30, 2009 totaled $0.2 million as compared to $0.6 million during the same period of 2008. Investment income decreased primarily due to declining short term interest rates.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2009. Our effective tax rate was 0% for the six month period ended June 30, 2009. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the six months ended June 30, 2009 and 2008, there were no such interest and penalties.

Liquidity and Capital Resources

               At June 30, 2009, cash and cash equivalents, along with short-term investments, totaled $48.0 million, a decrease of $13.7 million compared to December 31, 2008. The decrease in cash was primarily due to the operating loss for the period and the reduction of accounts payable and accrued expenses offset in part by cash receipts for development activities and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheet and accounting principles require reporting such investments at market value. Any difference between market value and cost is reported in the stockholders’ equity section of our financial statements as comprehensive income or loss.

We received $15.0 million in operating cash during the six months ended June 30, 2009 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $0.9 million accounts receivable for royalties under the terms of the GSK agreement. Cash received from financing activities during the period totaled $32,702 reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $13.8 million for the six months ended June 30, 2009. Cash used in operating activities was $2.4 million for the six months ended June 30, 2008. Net cash provided by investing activities during the six months ended June 30, 2009 totaled $4.5 million, and net cash used in investing activities for the six months ended June 30, 2008 totaled $4.2 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2009 is projected to increase from our 2008 requirements as a result of decreased milestone payments. We currently expect to end the year with greater than $45.0 million in cash, cash equivalents and short term investments, assuming the receipt of $10 million in milestones. During the six months ended June 30, 2009 and June 30, 2008 we recorded non-cash stock-based compensation expense of $2.7 million and $2.7 million, respectively, associated with the grant of stock options and restricted stock.

As of June 30, 2009, we had $16.9 million in cash and cash equivalents and $31.1 million in short-term investments. Our cash operating expenses for 2009 and 2010 are expected to be in the $35 million to $45 million range. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2010.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred to commercialize our products ourselves should we decide not to enter into additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies;

•	costs incurred in the defense of the class action lawsuit that is pending against us and our president and chief executive officer and certain executive officers relating to Treximet; and

•	costs incurred in the defense of our Treximet patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company's directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009. Defendants’ response to these objections was filed on April 20, 2009. The matter is now awaiting decision by the Court. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

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

We have incurred significant losses since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $140.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. We received the remaining regulatory milestone payments under our collaboration agreement with GSK related to Treximet payable upon approval by the U.S. Food and Drug Administration, or FDA, and notification of GSK’s intent to commercialize Treximet, receipt of which were delayed as a result of our receipt of a second approvable letter for the product on August 1, 2007.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of Treximet, along with the successful development, approval and commercialization of our current product candidates. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for PN 400 and the proposed primary endpoint in the current study design of the Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. If the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint in clinical trials, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed new drug application, or NDA, approval of
PN 400.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, it can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for PN 400. In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In the event the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed NDA approval of PN 400. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

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

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for PN 400. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee would be payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitor products. If an interaction is proven to exist, it may impact the number of patients for whom our PA product candidates, which contain the proton pump inhibitor, omeprazole in an immediate release form, could be prescribed for cardiovascular protection.

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

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of our securities against us, our chairman and chief executive officer and one of our directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by us concerning our migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, we received the plaintiffs’ amended and consolidated complaint which added two of our current officers as additional defendants. We and the individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of our directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants' motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009. Defendants’ response to these objections was filed on April 20, 2009. The matter is now awaiting a decision by the Court. The Company and the individual defendants intend to continue to defend these claims vigorously but there can be no assurance that the Court will accept the Recommendation of the Magistrate Judge.

The Company and GSK have received notices of Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, and Teva, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm and Teva have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 and Teva on April 14, 2009, all in the United States District Court for the Eastern District of Texas. All three actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s and Teva’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are at an early stage. The cases are set for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending class action lawsuit described above or the patent infringement lawsuits against Par, Alphapharm and Teva. Furthermore, we will have to continue to incur expenses in connection with these lawsuits, which may likely be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, Teva and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

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

In the future, we may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

•	the progress of our research and development programs;
•	the progress of preclinical studies, clinical and other testing or the need conduct additional trials, studies or other testing;
•	the time and cost involved in obtaining any regulatory approvals;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;
•	the effect of changes and developments in, or termination of, our collaborative, license and other relationships;
•	the terms and timing of any additional collaborative, license and other arrangements that we may establish; and
•	our ability to commercialize or arrange for the commercialization of our product candidates.

Our operating expenses for the six months ended June 30, 2009 totaled $21.8 million, ($16.3 million net of development revenue received from AstraZeneca for development activities performed under the agreement) including non-cash compensation expense of $2.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2006 through 2008, our average annual operating expenses (including average non-cash deferred compensation of $5.3 million) were $53.6 million ($36.5 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of June 30, 2009, we had an aggregate of $48.0 million in cash, cash equivalents and short-term investments. If our operating expenses for 2009 and 2010 approximate the net level of our operating expenses in 2008, we believe that we will have sufficient cash reserves and cash flow to maintain that level of business activities through 2010 provided certain increased development expenses are paid by our collaborative partner. However, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through July 24, 2009, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market and two of our stockholders and their affiliates beneficially hold approximately 21% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our chief executive officer may sell up to an aggregate of 725,000 shares pursuant to a Rule 10b5-1 trading plan. Sales under this or a similar plan began in October 2006. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 3, 2009. There were present at the annual meeting of stockholders in person or by proxy stockholders holding an aggregate of 26,986,790 shares of our common stock out of a total number of 29,812,035 shares of common stock issued and outstanding and entitled to vote at the meeting. Our stockholders voted on two matters, as follows:

1. The stockholders elected three Class III directors to each serve for a three year term (until our 2012 annual meeting of stockholders and until their successors have been duly elected and qualified) by the following votes (there were no abstentions or broker non-votes in connection with the election of the Class III directors):

	Number of Shares of Common Stock

	For:	Withheld:
John R. Plachetka, Pharm.D.	26,760,237	228,658
James J. Mauzey	26,768,237	220,658
Angela M. Larson	26,654,322	334,573

The other directors whose terms of office as director continued after the meeting are as follows: Arthur S. Kirsch, Kenneth B. Lee, Jr., Jacques F. Rejeange, and Paul J. Rizzo.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

Number of Shares of Common Stock

For:	Against:	Abstain:
26,683,320	285,146	20,429

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
July 31, 2009	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

July 31, 2009	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

July 31, 2009	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.