Form 10-Q
period 2009-09-30
POZEN INC /NC
filed 2009-11-02
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 23, 2009 was 29,825,365.

POZEN Inc.

FORM 10-Q

For the Three Months Ended September 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,618,984	$26,119,249
Short-term investments	29,686,879	35,562,723
Accounts receivable	1,204,096	8,119,435
Prepaid expenses and other current assets	272,749	562,161

Total current assets	52,782,708	70,363,568
Property and equipment, net of accumulated depreciation	43,430	72,563

Total assets	$52,826,138	$70,436,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$835,050	$7,328,428
Accrued compensation	1,674,488	2,172,314
Accrued expenses	1,711,140	5,737,254
Deferred revenue	10,287,257	12,344,708

Total current liabilities	14,507,935	27,582,704
Long-term liabilities:
Deferred revenue	—	7,201,080

Total liabilities	14,507,935	34,783,784
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,825,365 and 29,778,310 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	29,825	29,778
Additional paid-in capital	172,455,840	168,541,451
Accumulated other comprehensive income	49,033	221,520
Accumulated deficit	(134,216,495)	(133,140,402)

Total stockholders’ equity	38,318,203	35,652,347

Total liabilities and stockholders’ equity	$52,826,138	$70,436,131

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Licensing revenue	$14,290,273	$3,603,100	$22,428,582	$31,973,196
Development revenue	—	7,542,097	5,536,053	20,125,043

Total revenue	14,290,273	11,145,197	27,964,635	52,098,239
Operating expenses:
General and administrative	3,442,926	3,088,496	12,654,088	9,080,337
Research and development	4,274,151	16,368,178	16,858,763	46,624,932

Total operating expenses	7,717,077	19,456,674	29,512,851	55,705,269
Interest and other income	84,390	456,497	472,122	1,714,901

Income (loss) before income tax expense	6,657,586	(7,854,980)	(1,076,094)	(1,892,129)
Income tax expense	—	—	—	—

Net income (loss) attributable to common stockholders	$6,657,586	$(7,854,980)	$(1,076,094)	$(1,892,129)

Basic net income (loss) per common share	$0.22	$(0.26)	$(0.04)	$(0.06)

Shares used in computing basic net income (loss) per common share	29,825,365	29,786,264	29,809,799	29,756,359

Diluted net income (loss) per common share	$0.22	$(0.26)	$(0.04)	$(0.06)

Shares used in computing diluted net income (loss) per common share	30,023,987	29,786,264	29,809,799	29,756,359

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net loss	$(1,076,094)	$(1,892,129)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,335	59,547
Loss on sale of fixed assets	27,798	—
Bond amortization income	(313,393)	(814,880)
Noncash compensation expense	3,881,735	4,365,742
Changes in operating assets and liabilities:
Accounts receivable	6,915,339	(5,537,455)
Prepaid expenses and other current assets	289,412	1,004,566
Accounts payable and accrued expenses	(11,017,317)	853,302
Deferred revenue	(9,258,531)	(10,779,234)

Net cash used in operating activities	(10,549,716)	(12,740,541)
Investment activities
Purchase of equipment	—	(19,845)
Purchase of investments	(22,570,431)	(57,458,851)
Sale of investments	28,587,181	49,422,596

Net cash provided by (used in) investing activities	6,016,750	(8,056,100)
Financing activities
Proceeds from issuance of common stock	32,701	166,887

Net cash provided by financing activities	32,701	166,887

Net decrease in cash and cash equivalents	(4,500,265)	(20,629,754)
Cash and cash equivalents at beginning of period	26,119,249	37,660,068

Cash and cash equivalents at end of period	$21,618,984	$17,030,314

See accompanying Notes to Financial Statements.

POZEN Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. The Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company has decided to retain control of certain of its product candidates and is evaluating how best to commercialize such product candidates. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. If we elect to commercialize future products ourselves, we would record sales of such products as revenue.

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

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•

The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $19.3 million and $10.6 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the nine months ended September 30, 2009 and 2008, respectively, and we recognized $3.1 million and $3.2 million for the three months ended September 30, 2009 and 2008.

•

The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (“FDA”) of the Treximet® new drug application (“NDA”) which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $0.2 million of licensing revenue from the amortization of GSK milestone payments during the nine months ended September 30, 2008 and no revenue was recognized during the three months ended September 30, 2008 and the three and nine months ended September 30, 2009. The GSK upfront payments were fully amortized in 2008.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the current quarter, we received a $10 million milestone payment which was recorded as licensing revenue in the accompanying statement of operations.

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and nine months ended September 30, 2009, the Company recognized $1.2 and $3.2 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the three and nine months ended September 30, 2008, the Company recognized $0.4 million and $1.2 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. GSK revised their previous estimate of Medicaid and other rebates which had a $0.1 million favorable impact on royalties in the third quarter of 2009.

With regards to the development revenues, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such payments as revenue in accordance with the agreements because we act as principal in the transaction. Under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Development revenue and direct billed costs for the three and nine months ended September 30, 2009 and 2008 were the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Development Revenue	$—	$7,542,097	$5,536,053	$20,125,043
Direct Costs	$—	$6,884,111	$3,903,408	$18,112,262

There were no billings under licensing agreements for development services in the current quarter. Accordingly, no development revenue was recorded.

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Investments with maturities beyond twelve months are classified as long-term. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three month periods ended September 30, 2009 and 2008, the Company had $12,300 and $216,400, respectively, of interest income and $72,100 and $240,100, respectively, of bond amortization income included in other income for the period. For the nine month periods ended September 30, 2009 and 2008, the Company had $158,700 and $900,000, respectively, of interest income and $313,400 and $814,900, respectively, of bond amortization income included in other income for the period. The Company has considered the impact of the current economic environment on its evaluation of the fair value of its investments. We have no investments in debt securities with maturities of greater than one year. As of September 30, 2009 and December 31, 2008, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of September 30, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Short-term investments:
U.S. treasury and agency securities	$29,636,673	$49,094	$—	$29,685,767
Corporate notes	1,173	60	(121)	1,112

Total short-term investments	$29,637,846	$49,154	$(121)	$29,686,879

Short-term investments consisted of the following as of December 31, 2008:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Short-term investments:
U.S. treasury and agency securities	$30,429,208	$213,830	$—	$30,643,038
Corporate notes	4,911,995	12,584	(4,894)	4,919,685

Total short-term investments	$35,341,203	$226,414	$(4,894)	$35,562,723

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

Fair Value Measurement

The following table sets forth our financial instruments carried at fair value as of September 30, 2009 and December 31, 2008:

	Financial Instruments Carried at Fair Value
	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$21,618,984	$26,119,249
Short-term investments	29,686,879	35,562,723

Total cash and investments	$51,305,863	$61,681,972

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of September 30, 2009:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$18,820,482	2,798,502	—	21,618,984
Short-term investments	—	29,686,879	—	29,686,879

Total cash and investments	$18,820,482	32,485,381	—	51,305,863

Realized gains and losses from sales of our investments are included in “Other income (expense), net” and unrealized gains and losses are included as a separate component of equity unless the loss is determined to be “other-than-temporary.”

In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust’s ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument’s maturity. When determining whether an impairment is other-than-temporary we also consider the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors. The Company did not have any other-than-temporary impairments during the periods presented.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $49,033 of unrealized gains on its investments at September 30, 2009 and $221,520 of unrealized gains at December 31, 2008.

Comprehensive income (loss) consists of the following components for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$6,657,586	$(7,854,980)	$(1,076,094)	$(1,892,129)
Unrealized gain (loss) on marketable securities	(23,187)	(84,911)	(172,487)	(117,471)

Total comprehensive income (loss)	$6,634,399	$(7,939,891)	$(1,248,581)	$(2,009,600)

Stock-based Compensation—Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

Our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 includes the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$488,338	$662,619	$1,337,967	$1,585,295
General and administrative	717,192	1,010,065	2,543,768	2,780,447

Operating expense	1,205,530	1,672,684	3,881,735	4,365,742
Tax benefit	—	—	—	—

Net expense	$1,205,530	$1,672,684	$3,881,735	$4,365,742

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.72 years was $5.2 million at September 30, 2009.

Time-Based Stock Awards

For the three and nine months ended September 30, 2009, the Company recognized $0.9 million and $2.9 million, respectively, in compensation for time-based awards. For the three and nine months ended September 30, 2008, the Company recognized $1.3 million and $3.6 million, respectively, in compensation for time-based awards. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2009 and 2008 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected volatility	72.5%	71.3 – 74.5%	72.5 – 77.8%	71.3 – 74.5%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	5.0 – 6.25 Years	6.0 Years	5.0 – 6.25 Years
Risk-free interest rate	2.66%	2.9 – 4.4%	2.2 – 2.95%	2.6 – 4.4%

For the three and nine months ended September 30, 2009 and 2008, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over the expected term. For the three and nine months ended September 30, 2009 and 2008, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities with maturities approximating the expected term. The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2009 and 2008 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of September 30, 2009, and changes during the three and nine months ended September 30, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79

Outstanding at March 31, 2009	4,096	$9.49	5.5	$816

Exercisable at March 31, 2009	2,839	$8.93	4.9	$607

Granted	48	7.75
Exercised	(1)	2.02
Forfeited or expired	(188)	9.46

Outstanding at June 30, 2009	3,955	$9.39	5.4	$2,926

Exercisable at June 30, 2009	2,742	$9.03	4.8	$2,018

Granted	100	6.65
Exercised	—	—
Forfeited or expired	(34)	13.36

Outstanding at September 30, 2009	4,021	$9.29	5.3	$2,362

Exercisable at September 30, 2009	2,773	$9.08	4.5	$1,562

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their in-the-money options at the end of the period. The exercise price of stock options granted during the nine month periods ended September 30, 2009 and 2008 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2009 was $0.2 million. No options were exercised during the three months ended September 30, 2009. The total intrinsic value of stock options exercised during the three and nine month period ended September 30, 2008 was $0.2 million and $2.3 million, respectively.

Restricted Stock and Restricted Stock Units

For the three and nine months ended September 30, 2009, the Company recognized $26,000 and $104,000, respectively, in compensation expense related to restricted stock units. For the three and nine months ended September 30, 2008, the Company recognized $54,000 and $173,000, respectively, in compensation expense related to restricted stock units. As of September 30, 2009, there was an aggregate $88,000 of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $31,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $57,000 unrecognized compensation expense related to unvested restricted stock units under the June 3, 2009 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.75 per share. During the third quarter of 2009, no restricted stock units were forfeited. There were 14,487 unvested restricted stock units outstanding at September 30, 2009.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards for the three and nine months ended September 30, 2009 was $0.3 million and $0.9 million, respectively.

As of September 30, 2009, there was $0.6 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The September 30, 2009 amount is expected to be recognized over the period ending July 31, 2010. There were 260,808 unvested performance-based options outstanding at September 30, 2009. There were 52,325 awards forfeited during the nine months ended September 30, 2009. No awards were forfeited during the nine months ended September 30, 2008. No performance-based awards were exercised during the nine months ended September 30, 2009 and September 30, 2008. At September 30, 2009, the performance-based options had no intrinsic value and a remaining contractual life of 8.6 years.

The fair value of the performance-based options granted under the PN Incentive Program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures.

Net Income (Loss) Per Share—Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2009 and 2008. During the three and nine months ended September 30, 2009 and 2008, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	29,825,365	29,786,264	29,809,799	29,756,359
Effect of dilutive employee and director awards	198,622	—	—	—

Diluted weighted-average shares outstanding and assumed conversions	30,023,987	29,786,264	29,809,799	29,756,359

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

Leases—On February 16, 2009, the Company entered into a Lease Modification Agreement No. 1 (the “Modification Agreement”) modifying certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the Modification Agreement, the lease term is extended for an additional 5 years and 7 months, terminating on September 30, 2015. The Modification Agreement also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the Modification Agreement, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term.

New Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, Hierarchy of Generally Accepted Accounting Principles. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification™ (ASC) is a single source of authoritative US accounting and reporting standards applicable for all nongovernmental entities, other than guidance issued by the SEC and its staff, it supersedes current US GAAP including FASB, AICPA, EITF and related literature and reorganizes thousands of US GAAP pronouncements into approximately 90 accounting topics. The Company adopted Statement 168 effective in its quarter ending September 30, 2009.

Contingencies—A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed motions to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants’ motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009. Defendants’ response to these objections was filed on April 20, 2009. On September 29, 2009, the Court granted the Company’s and individual defendants’ motion to dismiss and dismissed the claims in their entirety with prejudice. The plaintiffs have chosen not to appeal the case.

The Company and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, and Alphapharm Pty Ltd., or Alphapharm, and Alphapharm’s designated agent, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, or Teva, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009 Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, Teva, and Dr. Reddy’s. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Subsequent Events—The Company has evaluated subsequent events through November 2, 2009, which represents the date the Company’s Form 10-Q for the quarter ended September 30, 2009 was filed with the Securities and Exchange Commission.

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

•

determining how best to commercialize our products, which may include licensing the resulting product or technology to a strong pharmaceutical partner to commercialize, or retaining control of the products or technology and commercializing the products with or without commercial partners.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. If we decide to develop internal commercialization capabilities to enable us to commercialize our PA product candidates ourselves, we intend to continue utilizing an outsource model, which would include hiring an internal commercial team to develop strategy and to direct strategic outsource partners in the implementation of such strategy.

After we establish the proof of concept for an innovative idea, we work with the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies to design a clear path forward to the filing of a new drug application, or NDA, or its foreign equivalent. In the past, we sought a strong pharmaceutical partner to license the product or technology to collaborate with us in the remaining development and to commercialize the product or technology after approval. We have decided to retain control of our PA product candidates. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products or to successfully commercialize the products ourselves.

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO™ (formerly referred to as PN 400) in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. We terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. POZEN received a $10 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. On October 15, 2009, AstraZeneca submitted a Marketing Authorization Application (MAA) for VIMOVO in the European Union via the Decentralized Procedure.

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

We are aware of publications that contain data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex vivo tests. To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains an immediate release proton pump inhibitor, we are in the process of completing a Phase 1 drug-drug interaction study to evaluate the platelet aggregation effects of PA32540 plus clopidogrel compared to aspirin 325mg plus clopidogrel. Our initial review of topline data appears to suggest a similar interaction to that reported in the literature. After final analysis and interpretation of the full data set, we may conduct studies to help us to better understand the interaction and its clinical relevance. This level of effect on ex vivo platelet aggregation has been previously reported by Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009) to have no clinical impact on cardiovascular outcomes in analyzes of data from several randomized, controlled clinical trials. We began Phase 3 studies for PA32540 in the October 2009. We have decided to retain control of our PA product candidates and, to that end, have hired a chief commercial officer to evaluate how best to commercialize these product candidates.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2009, our accumulated deficit was approximately $134.2 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 73% of our total operating expenses. For the nine months ended September 30, 2009, our research and development expenses represented approximately 57% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates and acquire and develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of VIMOVO and our PA product candidates and our other product candidates in the clinical and regulatory process;

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

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•	Our ability to successfully defend our patents against generic challenges;

•	Our ability to commercialize our products either by ourselves or with commercial partners in a highly regulated and extremely competitive marketplace; and

•	The acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which may include developing internal commercialization capabilities to enable us to commercialize our products ourselves. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $11.8 million for the nine months ended September 30, 2009, and $40.9 million for the nine months ended September 30, 2008. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $4.9 million for the nine months ended September 30, 2009, and $5.6 million for the nine months ended September 30, 2008. Total compensation for the nine months ended September 30, 2009 including a $1.3 million charge for non-cash compensation for stock option expense and a $1.6 million charge for non-cash compensation for stock option expense for the nine months ended September 30, 2008. Other research and development department costs were $0.2 million for the nine months ended September 30, 2009, and $0.2 million for the nine months ended September 30, 2008.

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

We incurred direct development costs associated with the development of MT 400 of $0.2 million for the nine months ended September 30, 2009. We recorded in the nine months ended September 30, 2009, $3.2 million of Treximet royalty revenue, of which, $1.2 million is in accounts receivable at September 30, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, Teva, and Dr. Reddy’s informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

PN Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, VIMOVO (formerly PN 400), is being studied for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly, indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we are conducting a long-term, open label safety study for VIMOVO. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We have conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. On October 15, 2009, AstraZeneca submitted a MAA for VIMOVO in the European Union via the Decentralized Procedure.

We cannot reasonably estimate or know the amount or timing of the costs necessary to obtain regulatory approval of VIMOVO. Nor can we reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PN product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PN products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals.

We incurred direct development costs associated with the development of our PN program of $7.3 million for the nine months ended September 30, 2009, $5.5 million of which was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540.

We are aware of publications that contain data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex vivo tests. To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains an immediate release proton pump inhibitor, we are in the process of completing a Phase 1 drug-drug interaction study to evaluate the platelet aggregation effects of PA32540 plus clopidogrel compared to aspirin 325mg plus clopidogrel. Our initial review of topline data appears to suggest a similar interaction to that reported in the literature. After final analysis and interpretation of the full data set, we may conduct studies to help us to better understand the interaction and its clinical relevance. This level of effect on ex vivo platelet aggregation has been previously reported by Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009) to have no clinical impact on cardiovascular outcomes in analyzes of data from several randomized, controlled clinical trials. We have begun Phase 3 studies for PA32540 in October 2009.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate he commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have decided to retain control of our PA product candidates and currently do not intend to partner the PA program. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We believe value can be added to the PA product candidates as progress is made through clinical development and, if we ultimately chose to partner the products later in the development program or after approval, we believe it would be under economic terms more favorable to us.

We are conducting market research on the PA product concepts, to support our evaluation of how best to commercialize the PA product candidates and programs, which may include commercializing the products ourselves in certain territories. Changing from a commercialization strategy in which the PA product candidates are out-licensed, in exchange for milestone and royalty payments, will depend on our available financial resources, the associated risks of such a change and its overall impact on the PA product candidates’ value.

We incurred direct development costs associated with the development of our PA program of $3.5 million during the nine months ended September 30, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April

26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On September 30, 2009, the Company accrued $1.2 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (August 14, 2017) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, Teva, and Dr. Reddy’s informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm Teva, and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. An additional $55.0 million will be paid upon achievement of certain development and regulatory milestones, and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved. Under the original agreement, we were to have received development and regulatory milestones totaling $160.0 million, of which $20.0 million was to be paid upon the successful completion of the proof of concept studies, and sales performance milestones totaling $175.0 million.

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

We further amended the collaboration and license agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the agreement and to update the description of the target product profile studies (as defined in the agreement) for VIMOVO.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net income (loss) per share: Net income attributable to common stockholders for the three months ended September 30, 2009 was $6.7 million or $0.22 per share, on a basic and diluted basis, as compared to a net loss of $(7.9) million, or $(0.26) per share, on a diluted basis, for the three months ended September 30, 2008. The net income (loss) for the three month period ended September 30, 2009 included a $(1.2) million or $(0.04) per share charge for non-cash stock-based compensation expense as compared to $(1.7) million, or $(0.06) per share for the same period of 2008.

Revenue: We recognized $14.3 million of revenue for the three months ended September 30, 2009 as compared to $11.1 million for the three months ended September 30, 2008. Licensing revenue for the three months ended September 30, 2009 was $14.3 million compared to $3.6 million for 2008. The increase in revenue was primarily due to the $10.0 million milestone payment received from AstraZeneca for the FDA’s acceptance of the NDA for VIMOVO in September 2009. There was no development revenue for the three months ended September 30, 2009 compared to $7.5 million for 2008. The decrease was due to the decrease in development services accompanying the completion of PN clinical activities. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $10.3 million remains in deferred revenue at September 30, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. There were no costs associated with the billed direct costs for the three months ended September 30, 2009 and $6.9 million for the three months ended September 30, 2008. All costs associated with our development revenues are included in research and development expenses in our Statements of

Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $12.1 million to $4.3 million for the three months ended September 30, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for PN program activities, as compared to the same period of 2008. Direct development costs for the PN program decreased by $11.2 million to $31.3 thousand, primarily due to the decrease in development services accompanying the completion of PN clinical activities, as compared to the same period of 2008. Direct development costs for the PA program increased by $0.6 million to $2.5 million, while exploratory programs decreased by $1.0 million to $0.1 million during the third quarter of 2009, as compared to the same period of 2008. Other departmental expenses decreased by $0.5 million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, and regulatory matters.

General and administrative: General and administrative expenses increased by $0.4 million to $3.4 million for the three months ended September 30, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses which were $0.8 million higher when compared to the same period of 2008. This increase is offset by a $0.4 million decrease in the remaining general and administrative expense which consists primarily of the costs of administrative personnel, facility infrastructure, business development, pre-commercialization expenses and public company activities.

Other income: Interest income was $12.3 thousand for the three months ended September 30, 2009 and $0.2 million for the three months ended September 30, 2008. Investment income from bond amortization for the three month period ended September 30, 2009 totaled $0.1 million as compared to $0.3 million during the same period of 2008. Investment income decreased primarily due to lower short-term interest rates.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net income (loss) per share: Net loss attributable to common stockholders for the nine months ended September 30, 2009 was $(1.1) million or $(0.04) per share, on a basic and diluted basis, as compared to a net loss of $(1.9) million, or $(0.06) per share, on a diluted basis, for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 included a $(3.9) million or $(0.13) per share charge for non-cash stock-based compensation expense as compared to $(4.4) million or $(0.15) per share for the same period of 2008.

Revenue: We recognized total revenue of $28.0 million for the nine months ended September 30, 2009 as compared to total revenue of $52.1 million for the nine months ended September 30, 2008. The decrease in revenue was primarily due to $14.6 million less developmental revenue in 2009 and $10.0 million less in milestone payments in 2009. Licensing revenue for the nine months ended September 30, 2009 was $22.4 million compared to $32.0 million for 2008. Development revenue was $5.5 million for the nine months ended September 30, 2009 compared to $20.1 million for 2008. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $10.3 million remains in deferred revenue at September 30, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $3.9 million and $17.9 million for the nine months ended September 30, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $29.8 million to $16.9 million for the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $27.3 million to $7.3 million, primarily due to clinical trial activities and other product development activities during the nine months ended September 30, 2009, as compared to the same period of 2008. Direct development costs for the PA program decreased by $0.2 million to $3.5 million. Direct development costs for the exploratory programs decreased by $2.1 million to $0.4 million, offset by an increase of $0.6 million to $0.6 million in the early stage gastroenterology program, ORD2020, as compared to the same period of 2008. Other departmental expenses decreased by $(0.8) million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $3.6 million to $12.7 million for the nine months ended September 30, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, which increased $3.3 million and $0.6 million, respectively, as compared to the same period of 2008. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.2 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. Investment income from bond amortization for the nine months ended September 30, 2009 totaled $0.3 million as compared to $0.8 million during the same period of 2008. Investment income decreased primarily due to declining short term interest rates.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2009. Our effective tax rate was 0% for the nine month period ended September 30, 2009. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2006. However, the loss carryforwards generated prior to 2006 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine months ended September 30, 2009 and 2008, there were no such interest and penalties.

Liquidity and Capital Resources

At September 30, 2009, cash and cash equivalents, along with short-term investments, totaled $51.3 million, a decrease of $10.4 million compared to December 31, 2008. The decrease in cash was primarily due to the operating loss for the period and the reduction of accounts payable and accrued expenses offset in part by cash receipts for development activities and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $26.1 million in operating cash during the nine months ended September 30, 2009 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $1.2 million accounts receivable for royalties under the terms of the GSK agreement. Cash received from financing activities during the period totaled $32.7 thousand reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $10.5 million for the nine months ended September 30, 2009. Cash used in operating activities was $12.7 million for the nine months ended September 30, 2008. Net cash provided by investing activities during the nine months ended September 30, 2009 totaled $6.0 million, and net cash used in investing activities for the nine months ended September 30, 2008 totaled $8.1 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2009 is projected to increase from our 2008 requirements as a result of decreased milestone payments. We currently expect to end the year with greater than $45.0 million in cash, cash equivalents and short term investments. During the nine months ended September 30, 2009 and September 30, 2008 we recorded non-cash stock-based compensation expense of $3.9 million and $4.4 million, respectively, associated with the grant of stock options and restricted stock.

As of September 30, 2009, we had $21.6 million in cash and cash equivalents and $29.7 million in short-term investments. Our cash operating expenses for 2009 are expected to approximate $35 million. Our cash operating expenses for 2010 may exceed those of 2009 as a result of our decision to retain control of our PA product candidate should we decide to conduct pre-commercialization activities. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2010.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We may sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we have registered up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred to commercialize our products ourselves should we decide to retain control of the products or technology and not to enter into additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our Treximet patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

A purported class action lawsuit claiming violations of securities laws was filed on August 10, 2007 in the U.S. District Court for the Middle District of North Carolina by a holder of its securities against the Company, its chairman and chief executive officer and one of its directors. The complaint alleges, among other claims, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly false and misleading statements made by the Company concerning its migraine drug candidate, Treximet, during the purported class period, July 31, 2006 through August 1, 2007. By order dated February 15, 2008, the Court appointed joint co-lead plaintiffs. On April 25, 2008, the Company received the plaintiffs’ amended and consolidated complaint which added two current officers of the Company as additional defendants. The Company and individual defendants filed a motion to dismiss the amended and consolidated complaint with the Court on June 26, 2008. On August 27, 2008, the plaintiffs voluntarily dismissed their claims against one of the Company’s directors. On February 19, 2009, Magistrate Judge Dixon, to whom the Court had referred the motion to dismiss, issued a Recommendation that the Court grant the Company and individual defendants’ motion to dismiss without leave for plaintiffs to file another amended complaint. Plaintiffs filed objections to the recommendation on March 23, 2009 and a corrected version of the objections on March 26, 2009. Defendants’ response to these objections was filed on April 20, 2009. On September 29, 2009, the Court granted the Company’s and individual defendants’ motion to dismiss and dismissed the claims in their entirety with prejudice. The plaintiffs have chosen not to appeal the case.

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, Teva and Dr. Reddy’s, informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or the patent infringement lawsuits against Par, Alphapharm, Teva and Dr. Reddy’s. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $134.2 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of our other product candidates by our commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of Treximet, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover of the indications for which we seek approval. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the proposed primary endpoint in the current study design of the Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. If the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint in clinical trials, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed new drug application, or NDA, approval of VIMOVO.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400). In late January 2009, FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In the event the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed NDA approval of VIMOVO. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, none of our other product candidates have been approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon 90 days notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, Teva, and Dr. Reddy’s informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009 and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

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

With respect to the products we have licensed, we depend upon collaborations with third parties to develop these product candidates and we depend substantially upon third parties to commercialize these products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and possibly future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. If we decide to commercialize future products ourselves, we will continue to depend substantially upon third parties to implement our commercial strategy. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee would be payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm and Teva which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we have filed suit against the four companies in the federal court of the United State District Court for the Eastern District of Texas.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with GSK and AstraZeneca are subject to this risk. GSK has publicly disclosed that it is exploring the development of several compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to commercialize Treximet or work with us on any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. And under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we would need to enter into a new development and commercialization agreement and would need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop internally sales and distribution capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. We have decided to retain control of our PA product candidates. To this end, we have hired a chief commercial officer to evaluate the commercial opportunities for our product candidates and develop a worldwide commercial strategy, which may include developing internal commercialization capabilities to enable us to commercialize future products ourselves. We cannot guarantee that, should we elect to develop our own sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

The successful completion of any of our clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to recruit sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. We also rely on the compliance of our clinical trial investigators with FDA regulatory requirements and noncompliance can result in disqualification of a clinical trial investigator and data that are unusable. In addition, the FDA or Institutional Review Boards may require us to conduct additional trials or delay, restrict or discontinue our clinical trials, including our pivotal trials for PA32540, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. For example, we began our pivotal trials for PA32540 prior to the expiration of the thirty (30) day period in which FDA reviews and can provide comments on the protocols. If FDA requests changes in the protocols prior to the expiration of the thirty (30) day period, or at any time during the conduct of the trial because of safety or other concerns, the trials could be suspended until such changes are implemented.

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which genotoxicity was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

If we are unable to defend our patents in patent infringement lawsuits against generic companies filing ANDAs for our products, our business may be materially harmed. Further, defending against these lawsuits may be expensive and will divert the attention of our management.

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, Teva, and Dr. Reddy’s informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuits against Par, Alphapharm, Teva and Dr. Reddy’s. Furthermore, we will have to continue to incur expenses in connection with these lawsuits, which may likely be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, Teva, Dr. Reddy’s, and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm and Teva in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it has elected not to exercise its first right to bring an infringement suit against Par, Alphapharm Teva, and Dr. Reddy’s, each of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

If we fail to develop, acquire and commercialize additional products or product candidates, or fail to successfully promote or market approved products, we may never achieve profitability.

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

Our operating expenses for the nine months ended September 30, 2009 totaled $29.5 million, ($24.0 million net of development revenue received from AstraZeneca for development activities performed under the agreement) including non-cash compensation expense of $3.9 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2006 through 2008, our average annual operating expenses (including average non-cash deferred compensation of $5.3 million) were $53.6 million ($36.5 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of September 30, 2009, we had an aggregate of $51.3 million in cash, cash equivalents and short-term investments. If our operating expenses for 2009 and 2010 approximate the net level of our operating expenses in 2008, we believe that we will have sufficient cash reserves and cash flow to maintain that level of business activities through 2010. Our cash operating expenses for 2010 may exceed those of 2009 as a result of our decision to retain control of our PA product candidate should we decide to conduct pre-commercialization activities. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In the event FDA approval of the market launch of VIMOVO is materially delayed, royalty revenue and cash receipts from sales of the product would also be delayed. In addition, we may be required to pay Valeant NA a withdrawal fee of $1.0 million if we do not prevail in our current dispute with them as to whether a withdrawal fee is payable under our MT 300 collaboration agreement. If our projected revenues decrease, or if our projected expenses increase, then, as a result of these or other factors, we may need to raise additional capital.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, such as Dr. Everardus Orlemans, Ph.D., Senior Vice President, Product Development, John G. Fort, M.D., Chief Medical Officer, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Elizabeth A. Cermak, Executive Vice President and Chief Commercial Officer, or if we fail to recruit other key scientific personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific personnel. Since our business is very science-oriented, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Risks Related to Potential Commercialization of our Product Candidates

We are currently evaluating the commercial opportunities for our current product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue the commercial opportunities for our future products ourselves and we are unable to develop sales and marketing capabilities on our own, or through contract sales forces or acquisition, we will not be able to fully exploit the commercial potential of our future products and the costs of pursuing such a strategy may have a material adverse impact on our results of operations.

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, we anticipate making significant expenditures to grow a sales force to sell such products and expand our marketing capabilities to support such growth. In order to successfully exploit our future products, we must successfully market and sell our products and establish or develop the needed third party contracts to market and distribute these products. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace could adversely impact our business. There can be no assurance that if we decide pursue commercialization opportunities ourselves that our sales and marketing efforts will generate significant revenues and the costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

•	developing our own commercial team will be expensive and time-consuming and could result in high cash burn or reduced profitability;

•	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;

•	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;

•	failure to acquire sales personnel that can effectively obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent sales and marketing organization;

•	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and

•	our ability to fund our commercialization efforts on terms acceptable to us, if at all.

If we decide to pursue commercialization opportunities for our future products ourselves, failure to comply with the laws governing the marketing and sale of such future products may result in regulatory agencies taking action against us, which could significantly harm our business.

If we decide to pursue commercial opportunities for our future products ourselves, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our commercialization efforts, we may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

In addition, we will need to comply with the body of laws comprised of the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. This body of law governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate and report the pricing of our products so as to ensure that the federally funded programs will get the best price. Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and gifts and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of requirements with which we would need to comply.

Compliance with this body of laws is complicated, time consuming and expensive. Because we do not have experience in developing, managing and training our employees regarding, a comprehensive healthcare compliance program, we cannot assure you that we will be in compliance with all potentially applicable laws and regulations. Even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Failure to comply with all potentially applicable laws and regulations could lead to penalties such as the imposition of significant fines, debarment from participating in drug development and marketing and the exclusion from government-funded healthcare programs. The imposition of one or more of these penalties could adversely affect our revenues and our ability to conduct our business as planned.

In addition, the Federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs and other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through October 23, 2009, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding shares are held by four other stockholders, with no one stockholder beneficially owning greater than 9% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by the new investors.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement, dated as of September 14, 2009, between POZEN Inc. and Elizabeth Cermak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 14, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

November 2, 2009	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 2, 2009	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 2, 2009	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, dated as of September 14, 2009, between POZEN Inc. and Elizabeth Cermak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 14, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.