Form 10-K
period 2009-12-31
POZEN INC /NC
filed 2010-03-09
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2009 was approximately $202,522,000. As of February 20, 2010, there were outstanding 29,834,808 shares of common stock.

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

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on transforming medicine that can transform lives. We operate a business model that focuses on the following:

•	Developing innovative products that address unmet medical needs in the marketplace;

•	obtaining patents for those innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. In the United States, we intend to lead all commercialization efforts, which may or may not include co-promotion partners. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. As we commercialize in the United States, we intend to continue utilizing our outsource model to develop a 21st century commercial organization, which would include hiring an internal commercial team to develop strategy and to direct strategic outsource partners in the implementation of such strategy.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products or to successfully commercialize the products ourselves.

Treximet

We have developed Treximet® in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults.

Our Principal Product Candidates

We are also developing product candidates that combine a type of acid inhibitor, a proton pump inhibitor, or PPI, with an NSAID (our PN program). These product candidates are intended to provide management of pain and inflammation associated with conditions such as osteoarthritis, with fewer gastrointestinal complications compared to an NSAID taken alone.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca AB, or AstraZeneca, to co-develop and commercialize VIMOVO™ (formerly referred to as PN 400), the brand name for a proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet using our PN formulation technology, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union via the Decentralized Procedure and plans to file for approval in a number of other countries which are not covered by the Decentralized Procedure.

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. In October 2009, we began two pivotal phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects.

We are aware of publications that contain data regarding a possible drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).”  The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study suggested no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known.  Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)].  FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate he commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2009, our accumulated deficit was approximately $140.0 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 72% of our total operating expenses. For the fiscal year ended December 31, 2009, our research and development expenses represented approximately 56% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of VIMOVO, our PA product candidates and our other product candidates in the clinical and regulatory process;

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

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize our products ourselves. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing and commercializing medicines that can transform lives. The principal elements of our business strategy are to:

•
Utilize expected cash flow from licensed products to fund new product ideas. We expect to utilize the cash flows from Treximet and VIMOVO to support the funding of development and pre-commercialization activities for our PA franchise of product candidates, as well as other new product concepts now in the exploratory stage.

•
Develop and commercialize our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is on the clinical development of our PA product candidates. We have hired a chief commercial officer who is responsible for all pre-commercialization activities as well as developing the commercialization strategy for the product candidates.

•
Build a product pipeline through innovation supplemented, if necessary, by in-licensing and acquisition. We intend to build our product pipeline primarily through innovation, but we will also evaluate in-licensing and/or acquisition opportunities of select proprietary product candidates. These will include novel products that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

•
Leverage development and commercialization efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted and plan to continue to contract with third parties for product candidate testing, development, and manufacturing and commercialization activities.

Migraine Market Overview

Migraine is characterized by recurring attacks of throbbing headache pain, often associated with visual, auditory or gastrointestinal disturbances. Attacks range from mild to severe and can last from 4 hours to 72 hours. In the most severe attacks, migraine sufferers are unable to pursue basic daily activities. According to the American Council for Headache Education, migraines afflict 25 million to 30 million people in the U.S. alone. As many as 6% of all men and up to 18% of all women experience a migraine headache at some time in their life. While the precise mechanism of migraine is unknown, researchers believe migraine attacks are caused by acute inflammation surrounding selected blood vessels in the head. The average migraine sufferer experiences the first attack during the early teen years, and the attacks generally continue throughout adulthood.

Not all migraine attacks are of the same severity. Consequently, a variety of oral, injectable, and intranasal therapies are used to treat different types of migraine attacks. Many patients use a personal, individually developed, step-care approach to treat their attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including narcotics, analgesic/narcotic drug combinations and triptans.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2009 total triptan sales in the U.S. were approximately $2.1 billion. Sumatriptan is the leading triptan product. There are currently three types of sumatriptan formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for generic sumatriptan in all dosage forms totaled approximately $620 million in 2009, while sales of Imitrex®, marketed by GlaxoSmithKline, in all dosage forms totaled approximately $230 million in 2009. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK continues to conduct market support studies for Treximet, including evaluations in a pediatric population. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008, and GSK now has responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $0.2 million for the fiscal year ended December 31, 2009. We incurred total direct development costs of $26.0 million associated with the development of our MT 400 and Treximet programs. We recorded in the twelve months ended December 31, 2009, $4.3 million of Treximet royalty revenue, of which $1.1 million is in accounts receivable at December 31, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Status of Our Product Candidates and Exploratory Programs

Arthritis Market Overview

Arthritis means joint inflammation and the term is used to describe the pain, stiffness and/or swelling in the joints of the body where one or more bones are joined by tendons and muscles. An arthritic joint is one that may have varying degrees of inflammation and possibly destruction of the joint cartilage, which normally provides a smooth surface enabling adjacent bones to move and glide on each other during normal motion.

The most common type of arthritis is called osteoarthritis and is more common with advancing age. Osteoarthritis is one of the most frequent causes of physical disability among adults. It is estimated that by 2030, 20% of Americans who are over the age of 65 years, or approximately 70 million people, will be at risk for osteoarthritis. People with osteoarthritis usually have joint pain and limited movement. Unlike some other forms of arthritis, osteoarthritis affects only the joints. This condition is also sometimes called degenerative joint disease. Osteoarthritis primarily affects the joint cartilage. Healthy cartilage allows bones to glide over one another and absorbs energy from the shock of physical movement. However, with osteoarthritis, the surface layer of cartilage breaks down and wears away. This allows the bony surface under the cartilage to rub together, causing, pain, swelling, and loss of motion of the joint. Over time, affected joints may lose their normal shape. Also, bone spurs, small growths called osteophytes, may grow on the edges of the joint. Thus bits of bone or cartilage can break off and float inside the joint space, causing more pain and possible damage.

The second most common form of arthritis, rheumatoid arthritis, may affect not only the joints, but organs of the body as well. Rheumatoid arthritis is recognized as a systemic disease that involves responses of the immune system that play a role in the inflammation that affects joints and other organs. Rheumatoid arthritis may begin at a younger age than does osteoarthritis. Often patients with rheumatoid arthritis will require medications not only to treat the pain of arthritis, but drugs which modulate the immune system to control inflammation in other parts of the body.

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2009, approximately 89 million anti-arthritis NSAID prescriptions were dispensed for the management of pain. Of these prescriptions, an estimated 60% of uses were for chronic therapy. Prescription sales of anti-arthritis NSAIDs in the U.S. in 2009 were $2.8 billion. In spite of their widespread use and apparent safety, according to the Agency for Healthcare Research and Quality Statistical Brief released in December 2008, in 2006, there were approximately 16,300 deaths and 246,000 hospitalizations with a primary diagnosis of upper gastrointestinal, or GI, bleeding. The most common underlying conditions of

GI bleeding were gastric, duodenal, peptic, or gastrojeujunal ulcers or perforations, conditions frequently associated with NSAID use. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

PN/VIMOVO Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, VIMOVO® (formerly PN 400), is being studied for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the European Union via the Decentralized Procedure and plans to file for approval in a number of other countries which are not covered by the Decentralized Procedure.

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

We incurred direct development costs associated with the development of our PN program of $7.2 million for the fiscal year ended December 31, 2009, of which, $5.5 million was funded by development revenue from AstraZeneca. We incurred total direct development cost of $95.7 million associated with the development of our PN program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. In October 2009, we began two pivotal phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects.

We are aware of publications that contain data regarding a possible drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).”  The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study suggested no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known.  Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)].  FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate he commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have decided to retain control of our PA product candidates and currently do not intend to out-license the PA program in the United States. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We believe value can be added to the PA product candidates as progress is made through clinical development and, if we ultimately chose to partner the products later in the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us.

We are conducting market research on the PA product candidates, to support our evaluation of how best to commercialize the PA product candidates and programs, which may include commercializing the products ourselves in certain territories. Changing from a commercialization strategy in which the PA product candidates are out-licensed, in exchange for milestone and royalty payments, will depend on our available financial resources, the associated risks of such a change and its overall impact on the PA product candidates’ value.

We incurred direct development costs associated with the development of our PA program of $7.7 million during the fiscal year ended December 31, 2009. We incurred total direct development cost of $20.2 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On December 31, 2009, we accrued $1.1 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2009, total triptan sales in the U.S. were approximately $2.3 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $230 million in 2009, according to IMS.

Narcotics such as codeine and drugs containing analgesic/narcotic combinations, along with other non-narcotic pain medications, are also used for the treatment of migraine. If approved, our migraine product candidates will most likely compete with one or more of these existing migraine therapeutics, as well as any therapies developed in the future. Based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals will be our principal competitors for our migraine product candidates.

The competition for our PN products that receive regulatory approval will come from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.6 billion in 2009, of which 72% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

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

MT 400/Treximet

We have three issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Canada, Europe, Hong Kong and Japan. The expected expiration date of the issued patents relating to MT 400 is August 17, 2017.

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

We, together with AstraZeneca, have filed joint patent applications relating to PN. We expect any patents which issue from these applications to expire in 2029 and 2030.

We have filed an additional patent application related to PA. We expect any patents which issue from this application to expire in 2029.

MT 300

With respect to MT 300, we received U.S., as well as European, Australian and other foreign patents relating to a high potency formulation of DHE and formulations of DHE in a pre-filled syringe. The expected expiration date of all of the U.S. and foreign patents relating to MT 300 is March 15, 2020. We began abandoning our foreign issued patents and our pending foreign patent applications relating to MT 300 during 2006 and expect to abandon all foreign patents and patent applications relating to MT300.

Exploratory Programs

We have filed U.S. and international patent applications with claims directed to novel compositions and formulations for new product concepts that are currently in the exploratory stage. Any patents which issue from these applications would be expected to expire between 2027 and 2029.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug and Cosmetic Act, or FFDCA, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other regulatory requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2009 for the fiscal year 2010, the user fee for an application requiring clinical data, such as an NDA, is $1,405,500. PDUFA also imposes an annual product fee for each marketed prescription drug ($79,720), and an annual establishment fee ($457,200) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

     The status of the NDAs we have submitted to the FDA for Treximet, and VIMOVO is discussed above in “MT400/Treximet” and “Status of Our Product Candidates and Exploratory Programs - PN/VIMOVO Program"

In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

In making an application for a new medicinal product not governed compulsorily by the centralized procedure, typically use will be made of the DC although the MRP would be used if a marketing authorization were first secured in an RMS. The procedural steps for the DC and the MRP are governed by Directive 2001/83/EC, as amended, and are described in the Notice to Applicants, Volume 2A Chapter 2 - Mutual Recognition (updated version - November 2005). The procedures provide for set time periods for each process (DC - 120 days; MRP – 90 days) but if consensus is not reached between all the CMS and the RMS in that time, the application is referred to arbitration through the Co-ordination Group for Mutual Recognition and Decentralized Procedures, or CMD, with referral to the Committee for Human Medicinal Products, or CHMP. If a referral is made, the procedure is suspended; marketing of the product would only be possible in the RMS in the case of an MRP. The opinion of the CMD/CHMP, which is binding, could support or reject the objections or alternatively reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may require the delivery of additional data. Once granted, any MAA remains subject to pharmacovigilance and all competent authorities have the power to vary, suspend or revoke an MAA on grounds of safety.

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

Employees

As of January 31, 2010, we had a total of 31 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 31 employees, 16 hold advanced degrees, including seven with M.D., Pharm.D. or Ph.D. degrees.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 1, 2010, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	56	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	55	Senior Vice President, Finance and Administration, Chief Financial Officer

Elizabeth A. Cermak, MBA	52	Executive Vice President, Chief Commercial Officer

Gilda M. Thomas, JD	55	Senior Vice President, General Counsel

John E. Barnhardt, CPA	60	Vice President, Finance & Administration

Everardus Orlemans, Ph.D.	53	Senior Vice President, Product Development

John G. Fort, MD, MBA	55	Chief Medical Officer

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

Elizabeth A. Cermak joined POZEN in September 2009 as Executive Vice President and Chief Commercial Officer. Prior to joining POZEN, Ms. Cermak was Worldwide Vice President in the Consumer Health Division of Johnson and Johnson from 2006. From 2005, she was Vice President Business Development for McNeil Consumer and Specialty, Inc. and from 2003 to 2005 was Vice President, Women’s Health Franchise at Ortho-McNeil Pharmaceuticals, Inc. She has spent over 25 years in the healthcare industry and has led a number of marketing and sales organizations. Ms. Cermak holds an MBA in Finance from Drexel University in Philadelphia, PA, and a BA Cum Laude in Accounting and Spanish from Franklin and Marshall College in Lancaster, PA.

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

John E. Barnhardt joined POZEN in 1997 as Vice President, Finance and Administration and Principal Accounting Officer. Prior to joining POZEN, Mr. Barnhardt held finance and accounting positions with publicly traded companies beginning in 1988. These positions included Chief Financial Officer of Medco Research, Inc., engaged in the research and development of pharmaceutical products primarily for the diagnosis and treatment of cardiovascular disease, and Principal Accounting Officer of Microwave Laboratories, Inc., a defense contractor developing and manufacturing traveling wave tubes for electronic countermeasure systems. Mr. Barnhardt received his B.S. in Zoology from North Carolina State University, and while employed at Ernst & Ernst (now Ernst & Young LLP), became a Certified Public Accountant.

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

John G. Fort, M.D. joined POZEN in July 2007 as Chief Medical Officer. Prior to joining POZEN, Dr. Fort was Vice President, Medical Affairs at Adolor Corporation from 2004 until 2007. Dr. Fort held positions with Pfizer Inc., including Vice President, Medical Affairs, and was Vice President, Arthritis and Pain at G.D. Searle & Co., Monsanto Corporation from September 1994 to December 2003. Prior to joining the pharmaceutical industry, he was an Associate Professor of Medicine at Thomas Jefferson University, Division of Rheumatology. Dr. Fort received his M.D. from the University of Valencia Faculty of Medicine and is board certified in internal medicine with a subspecialty certification in rheumatology.

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of GSK relating to Treximet.

We have incurred significant losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $140.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of other product candidates by commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of Treximet, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the proposed primary endpoint in the current study design of the Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. If the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint in clinical trials, we might have been required to conduct additional trials and provide additional data which would have required additional expenses and delayed filing of the new drug application, or NDA, for VIMOVO.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005, the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. Based on our discussions with the FDA reviewing division for PN products, we believe that, unless new information about naproxen safety concerns becomes available, long-term cardiovascular safety studies will not be required at this time for FDA approval of our PN product candidates containing naproxen. However, we cannot guarantee that such studies will not be required. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN product candidates and other product candidates that contain NSAIDs.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Alphapharm’s designated agent, Mylan, Teva and Dr. Reddy’s informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009 and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

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

With respect to the products we have licensed, we depend upon collaborations with third parties to develop these product candidates and we depend substantially upon third parties to commercialize these products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and possibly future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. For those future products we commercialize ourselves, we will continue to depend substantially upon third parties to implement our commercial strategy. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO  which could have occurred if the FDA determined that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we have filed suit against the four companies in the federal court of the United State District Court for the Eastern District of Texas.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with GSK and AstraZeneca are subject to this risk. GSK has publicly disclosed that it is exploring the development of compounds for the treatment of migraine. If GSK decides to focus its development and commercialization efforts on its own products rather than continuing to commercialize Treximet or work with us on any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. And under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop sales and distribution capabilities, either internally or through the use of third parties, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. We have decided to retain control of our PA product candidates. We have hired a chief commercial officer to evaluate the commercial opportunities for our product candidates and develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize future products ourselves. We cannot guarantee that, should we elect to develop our own internal sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized. Even if we determine that data from our clinical trials, toxicology, genotoxicity and carcinogenicity studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA requested additional safety information on Treximet in the approvable letter we received in June 2006 relating to our NDA for Treximet, which required conduct of additional studies, and in August 2007, we received a second approvable letter in which the FDA raised an additional concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan.

Further, although we believed that we provided the necessary data to support approval of the NDAs for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium, and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of metacloprimide, one of the components of MT 100, we made the decision to discontinue further development of MT 100 and we have withdrawn the MAA for the product in the U.K.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for our PN products that receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we are collaborating in the development of VIMOVO, has publicly announced that it has filed a NDA for a combination product containing aspirin and esomeprazole which, if approved, will enter the market before and may compete with our PA32540 product candidates.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, Teva and Dr. Reddy’s informing us that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm and Teva in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it has elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, each of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

Our operating expenses for the fiscal year ended December 31, 2009 totaled $40.2 million, ($34.7 million net of development revenue received from AstraZeneca for development activities performed under the agreement) including non-cash compensation expense of $5.1 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2007 through 2009, our average annual operating expenses (including average non-cash deferred compensation of $5.2 million) were $55.3 million ($37.9 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of December 31, 2009, we had an aggregate of $46.7 million in cash, cash equivalents and short-term investments. Our operating expenses for 2010 and 2011 may exceed the net level of our operating expenses in 2009, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain that level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of additional, new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive milestone payments upon VIMOVO’s regulatory approvals, including a $20.0 million milestone payment upon FDA approval of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In the event FDA approval of the market launch of VIMOVO is materially delayed, royalty revenue and cash receipts from sales of the product would also be delayed. If our projected revenues decrease, if our projected expenses increase for product candidates currently in development, or if we pursue additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, we anticipate making significant expenditures to grow a sales force to sell such products and expand our marketing capabilities to support such growth. In order to successfully exploit our future products, we must successfully market and sell our products and establish or develop the needed third party contracts to market and distribute these products. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

● •	developing our own commercial team will be expensive and time-consuming and could result in high cash burn or reduced profitability;
● •	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
● •	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
● •	failure to acquire sales personnel that can effectively obtain access to or persuade adequate numbers of physicians to prescribe our products;
● •	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent sales and marketing organization;
● •	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
● •	our ability to fund our commercialization efforts on terms acceptable to us, if at all.

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

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding share are held by four other stockholders, with no one stockholder beneficially owning greater than 9% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding share are held by four other stockholders, with no one stockholder beneficially owning greater than 9% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 5, 2010, we estimate that we had approximately 100 stockholders of record and approximately 5,370 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2009 Fiscal Year	High	Low
First Quarter	$8.39	$4.50
Second Quarter	$8.42	$5.76
Third Quarter	$8.19	$5.85
Fourth Quarter	$8.00	$5.16

	Price Range
2008 Fiscal Year	High	Low
First Quarter	$13.63	$9.61
Second Quarter	$14.85	$9.81
Third Quarter	$13.48	$9.50
Fourth Quarter	$10.91	$4.61

On February 5, 2010, the closing price for our common stock as reported by the NASDAQ Global Market was $5.84. We paid no cash dividends in 2009 or 2008. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,093,068	$9.25	1,298,505
Equity compensation plans not approved by security holders	—	—	—
Total	4,093,068	$9.25	1,298,505
________

(1)	Excludes 113,785 restricted stock units issued under our 2000 Equity Compensation Plan, as amended and restated, to our president and chief executive officer along with our board of directors members.

Stock Performance Graph

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2004 through December 31, 2009 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6. Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing revenue	$28,419	$8,682	$34,459	$37,221	$26,651
Development revenue	228	4,835	18,985	28,912	5,536

Total revenue	28,647	13,517	53,444	66,133	32,187
Operating expenses:
General and administrative	9,185	12,822	11,474	12,315	17,767
Research and development	18,769	22,359	39,963	61,934	22,448

Total operating expenses	27,954	35,181	51,437	74,249	40,215
Interest and other income	1,266	2,354	3,326	2,140	535

Income (loss) before income tax (expense) benefit	1,959	(19,310)	5,333	(5,976)	(7,493)
Income tax (expense) benefit	—	—	(667)	—	634

Net income (loss) attributable to common stockholders	$1,959	$(19,310)	$4,666	$(5,976)	$(6,859)

Basic net income (loss) per common share	$0.07	$(0.66)	$0.16	$(0.20)	$(0.23)

Shares used in computing basic net income (loss) per common share	28,939	29,225	29,593	29,762	29,814

Diluted net income per common share	$0.07	$(0.66)	$0.15	$(0.20)	$(0.23)

Shares used in computing diluted net income per common share	29,623	29,225	30,581	29,762	29,814

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,838	$62,582	$73,942	$61,682	$46,710
Total assets	46,687	67,141	77,387	70,436	49,160
Total liabilities	12,788	43,027	42,136	34,784	15,402
Accumulated deficit	(112,521)	(131,831)	(127,165)	(133,140)	(139,999)
Total stockholders’ equity	33,899	24,114	35,251	35,652	33,758

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 We are a pharmaceutical company focused on transforming medicine that can transform lives. We operate a business model that focuses on the following:

•	developing innovative product candidates that address unmet needs in the marketplace;

•	obtaining patents for those innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•
determining how best to commercialize our products. In the United States, we intend to lead all commercialization efforts, which may or may not include a co-promotion partner. Outside the United States, we presently intend to secure one or more strong commercial partners with relevant expertise through which we will commercialize our future products globally.

We hire experts with seasoned project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage experienced outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. As we commercialize in the United States, we intend to continue utilizing our outsource model to develop a 21st century commercial organization, which would include hiring an internal commercial team to develop strategy and to direct strategic outsource partners in the implementation of such strategy.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products or to successfully commercialize the products ourselves.

We have developed Treximet® in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

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

Our other product candidate, PA, a combination of a PPI and aspirin, is currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540.

We are aware of publications that contain data regarding a possible drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).”  The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study suggested no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known.  Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)].  FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2009, our accumulated deficit was approximately $140.0 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 72% of our total operating expenses. For the twelve months ended December 31, 2009, our research and development expenses represented approximately 56% of our total operating expenses.

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

We do not currently have commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize our products ourselves. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, and to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $16.0 million for the fiscal year ended December 31, 2009, $53.9 million for the fiscal year ended December 31, 2008, and $33.7 million for the fiscal year ended December 31, 2007. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain an allocation of the costs with regard to our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $6.2 million for the fiscal year ended December 31, 2009, $7.6 million for the fiscal year ended December 31, 2008, and $5.9 million for the fiscal year ended December 31, 2007. Total compensation for the fiscal year ended December 31, 2009 included a $1.7 million charge for non-cash compensation for stock option expense, a $2.2 million charge for non-cash compensation for stock option expense for the fiscal year ended December 31, 2008, and a $1.2 million charge for non-cash compensation for stock option expense for the fiscal year ended December 31, 2007. Other research and development department costs were $0.2 million for the fiscal year ended December 31, 2009, $0.5 million for the fiscal year ended December 31, 2008, and $0.4 million for the fiscal year ended December 31, 2007.

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

               We incurred direct development costs associated with the development of MT 400 and Treximet programs of $0.2 million for the fiscal year ended December 31, 2009. We recorded in the fiscal year ended December 31, 2009, $4.3 million of Treximet royalty revenue, of which $1.1 million is in accounts receivable at December 31, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, and Alphapharm’s designated agent, Mylan, Teva and Dr. Reddy’s informing us that each company had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress. The cases are set for trial in the fourth quarter of 2010.

PN/VIMOVO Program. Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, VIMOVO (formerly PN 400), is being studied for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated.

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

Additionally, we have met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the European Union via the Decentralized Procedure.

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

We incurred direct development costs associated with the development of our PN program of $7.2 million for the fiscal year ended December 31, 2009, of which, $5.5 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are aware of publications that contain data regarding a possible drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).”  The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study suggested no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known.  Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)].  FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate he commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned.

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

We incurred direct development costs associated with the development of our PA program of $7.7 million during the fiscal year ended December 31, 2009. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our financial statements. The development and selection of the critical accounting policies, and the related disclosure about these policies, have been reviewed by the audit committee of our board of directors. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We have critical accounting estimates in the following policy areas: revenue recognition, accrued expenses, stock-based compensation, fair value measurements and income taxes.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the third quarter of 2009, we received a $10 million milestone payment which was recorded as licensing revenue in the accompanying statement of operations.

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of our products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the fiscal years ended December 31, 2009 and 2008, we recognized $4.3 and $2.4 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. GSK revised their previous estimate of Medicaid and other rebates which had a $0.1 million favorable impact on royalties in the third quarter of 2009.

With regards to the development revenues, our licensing agreements may include payment for development services provided by us on an hourly rate and direct expense basis. We record such payments as revenue in accordance with the agreements because we act as principal in the transaction. Under the collaboration agreements with AstraZeneca and GSK, we recognize as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

Development revenue and direct billed costs for the years ended December 31, 2009, 2008 and 2007 were the following:

	Year ended December 31,
	2009	2008	2007
Development Revenue	$5,536,053	$28,912,399	$18,985,344
Direct Costs	$3,855,552	$25,934,849	$16,128,985

As of December 31, 2009, we had deferred revenue on our balance sheet totaling $7.2 million. We recognized licensing revenue of $26.7 million for the fiscal year ended December 31, 2009; $37.2 million for the fiscal year ended December 31, 2008, and $34.4 million for the fiscal year ended December 31, 2007. Licensing revenue for the fiscal year ended December 31, 2009 included $10.0 million in milestone revenue related to the NDA acceptance of VIMOVO and $4.3 million in royalty revenue for Treximet. Of the licensing revenue during the fiscal year ended 2008, we recognized $20.0 million in milestone revenue related to the approval of, and GSK’s intent to commercialize Treximet, and $2.4 million in Treximet royalty revenue. A $20.0 million milestone payment from AstraZeneca for the PN 400 program was recognized in the fiscal year ended December 31, 2007.

Accrued expenses, including contracted costs

Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as costs associated with our clinical trials. Specifically, our management must make estimates of costs incurred to date but not yet invoiced in relation to contracted, external costs. Management analyses the progress of product development, clinical trial and toxicology and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Material differences in the amount and timing of the accrued liability for any period may result if management made different judgments or utilized different estimates.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $3.5 million at December 31, 2009 and $5.7 million at December 31, 2008. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued has been less than $125,000.

Stock-based compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions, we recognize compensation cost over the expected period to achieve the performance or market condition, provided achievement of the performance condition is deemed probable.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2009 was based on actual historical rates.

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

Fair Value Measurement

On January 1, 2008, we adopted the provisions of FASB ASC 820, Fair Value Measurement and Disclosure ("FASB ASC 820"). FASB ASC 820 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") FASB ASC 820 deferred the effective date of FASB ASC 820 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of FASB ASC 820 only to financial assets and liabilities as discussed below. Our adoption of FASB ASC 820 did not result in our recording any cumulative effect adjustments to retained earnings.

Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. FASB ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2009, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2009.

Income Taxes

We estimate an annual effective tax rate of negative 8.6% for the year ended December 31, 2009. Our effective tax rate was negative 8.6% for the twelve month period ended December 31, 2009. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740, Income Taxes. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007 and as a result, there were no material impacts to the financial statements.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal years ended December 31, 2009 and 2008, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net income (loss) per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2009 was $(6.9) million or $(0.23) per share, on a basic and diluted basis, as compared to a net loss of $(6.0) million, or $(0.20) per share, on a diluted basis, for the fiscal year ended December 31, 2008. The net loss for the fiscal year ended December 31, 2009 included a $(5.1) million or $(0.17) per share charge for non-cash stock-based compensation expense as compared to $(6.0) million or $(0.20) per share for the same period of 2008. Additionally, the net loss before income tax benefit for the fiscal year ended December 31, 2009 was reduced by a tax benefit decrease of $0.6 million which, based upon recently enacted legislation, represents the carryback claim that the Company plans to file for AMT taxes paid in 2007.

Revenue: We recognized total revenue of $32.2 million for the fiscal year ended December 31, 2009 as compared to total revenue of $66.1 million for the fiscal year ended December 31, 2008. The decrease in revenue was primarily due to $23.4 million less developmental revenue in 2009 and $10.0 million less in milestone payments in 2009. Licensing revenue for the fiscal year ended December 31, 2009 was $26.7 million compared to $37.2 million for 2008. Development revenue was $5.5 million for the fiscal year ended December 31, 2009 compared to $28.9 million for 2008. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $7.2 million remains in deferred revenue at December 31, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $3.9 million and $25.9 million for the fiscal year ended December 31, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $39.5 million to $22.4 million for the fiscal year ended December 31, 2009, as compared to the same period of 2008. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $38.2 million to $7.2 million, primarily due to clinical trial activities and other product development activities during the fiscal year ended December 31, 2009, as compared to the same period of 2008. Direct development costs for the PA program increased by $2.7 million to $7.7 million. Direct development costs for the exploratory programs decreased by $2.4 million to $0.5 million, as compared to the same period of 2008. Other departmental expenses decreased by $1.6 million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $5.5 million to $17.8 million for the fiscal year ended December 31, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, which increased $4.5 million and $0.7 million, respectively, as compared to the same period of 2008. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.2 million and $1.2 million for the fiscal year ended December 31, 2009 and 2008, respectively. Investment income from bond amortization for the fiscal year ended December 31, 2009 totaled $0.4 million as compared to $0.9 million during the same period of 2008. Investment income decreased primarily due to declining short term interest rates.

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

Income Taxes

At December 31, 2009 and 2008, we had federal net operating loss carryforwards of approximately $95.1 million and $81.6 million respectively, state net economic loss carryforwards of approximately $73.0 million and $68.8 million respectively, and research and development credit carryforwards of approximately $12.4 million and $11.8 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million at December 31, 2009 and 2008. The federal and state net operating loss carryforwards begin to expire in 2021 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $1.6 million, an increase of $2.5 million was allocable to current operating activities, a decrease of $0.3 million was allocable to a change in the state tax rate, and, as a result of recently enacted legislation, a decrease of $0.6 million was related to the carryback claim that the Company plans to file for AMT taxes paid for 2007. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. Our effective tax rate was a negative 8.6% for the year ended December 31, 2009. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. Accordingly, we have not recognized a deferred tax benefit in the current year associated with the projected NOL generated. The actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

At December 31, 2009, cash and cash equivalents, along with short-term investments, totaled $46.7 million, a decrease of $15.0 million compared to December 31, 2008. The decrease in cash was primarily due to the operating loss for the period and the reduction of accounts payable and accrued expenses offset in part by cash receipts for development activities and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $27.3 million in operating cash during the fiscal year ended December 31, 2009 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $1.1 million accounts receivable for royalties under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $32.7 thousand reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $15.1 million for the fiscal year ended December 31, 2009. Cash used in operating activities was $13.5 million for the fiscal year ended December 31, 2008. Net cash provided by investing activities during the fiscal year ended December 31, 2009 totaled $12.3 million, and $1.8 million for the fiscal year ended December 31, 2008 reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2010 is projected to increase from our 2009 requirements as a result of increased development activities. During the fiscal years ended December 31, 2009 and December 31, 2008 we recorded non-cash stock-based compensation expense of $5.1 million and $6.0 million, respectively, associated with the grant of stock options and restricted stock.

As of December 31, 2009, we had $23.3 million in cash and cash equivalents and $23.4 million in short-term investments. Our cash operating expenses for 2010 may exceed those of 2009, should we decide to conduct pre-commercialization activities, as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of additional, new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive milestone payments upon VIMOVO’s regulatory approvals, including a $20.0 million milestone payment upon FDA approval of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In the event FDA approval of the market launch of VIMOVO is materially delayed, royalty revenue and cash receipts from sales of the product would also be delayed. If our projected revenues decrease, our projected expenses increase for our product candidates current in development, or if we pursue additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

Therefore, as part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We may sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we have registered up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2009, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-after
	($ in thousands)
Operating leases1	$2,460	$220	$934	$1,306
Product development agreements2	4,440	3,323	1,117	—
Total contractual obligations	$6,900	$3,543	$2,051	$1,306
1	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
2
Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2009. These agreements may be terminated by us at any time without incurring a termination fee.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, Hierarchy of Generally Accepted Accounting Principles. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification™ (ASC) is a single source of authoritative US accounting and reporting standards applicable for all nongovernmental entities, other than guidance issued by the SEC and its staff, it supersedes current US GAAP including FASB, AICPA, EITF and related literature and reorganizes thousands of US GAAP pronouncements into approximately 90 accounting topics. The Company adopted Statement 168 effective in its quarter ending September 30, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on June 10, 2010, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

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

10.8	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.9
First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.10	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.11	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.12	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.13	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.14	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.15
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.16	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.17	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

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

10.20
Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.21	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.22
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

10.26
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.27
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.28	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.29
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.30
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.31
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.32
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.33
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

10.35
Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.36
Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.37	Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D.**

10.38
Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.39
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
                (b)           Exhibits.
See Item 15(a)(3) above.

(c)           Financial Statement Schedules.
   See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date:	March 9, 2010	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 9, 2010
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 9, 2010
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 9, 2010
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Arthur S. Kirsch	Director	March 9, 2010
Arthur S. Kirsch

/s/ Angela M. Larson	Director	March 9, 2010
Angela M. Larson

/s/ Kenneth B. Lee, Jr.	Director	March 9, 2010
Kenneth B. Lee Jr.

/s/ James J. Mauzey	Director	March 9, 2010
James J. Mauzey

/s/ Jacques F. Rejeange	Director	March 9, 2010
Jacques F. Rejeange

/s/ Paul J. Rizzo	Director	March 9, 2010
Paul J. Rizzo

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal controls over financial reporting.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of POZEN Inc.

We have audited POZEN Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2010

POZEN Inc.

Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,278,353	$26,119,249
Short-term investments	23,432,100	35,562,723
Accounts receivable	1,146,072	8,119,435
Prepaid expenses and other current assets	1,259,255	562,161

Total current assets	49,115,780	70,363,568
Property and equipment, net of accumulated depreciation	43,830	72,563

Total assets	$49,159,610	$70,436,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,412,335	$7,328,428
Accrued compensation	2,287,200	2,172,314
Accrued expenses	3,501,262	5,737,254
Deferred revenue	7,201,080	12,344,708

Total current liabilities	15,401,877	27,582,704
Long-term liabilities:
Deferred revenue	—	7,201,080

Total liabilities	15,401,877	34,783,784
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,825,365 and 29,778,310 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	29,825	29,778
Additional paid-in capital	173,715,127	168,541,451
Accumulated other comprehensive income	11,918	221,520
Accumulated deficit	(139,999,137)	(133,140,402)

Total stockholders’ equity	33,757,733	35,652,347

Total liabilities and stockholders’ equity	$49,159,610	$70,436,131

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Operations

	Year ended December 31,
	2009	2008	2007

Revenue:
Licensing revenue	$26,651,353	$37,221,242	$34,459,001
Development revenue	5,536,053	28,912,399	18,985,344

Total revenue	32,187,406	66,133,641	53,444,345

Operating expenses:
General and administrative	17,767,048	12,314,574	11,474,608
Research and development	22,447,833	61,934,337	39,962,688

Total operating expenses	40,214,881	74,248,911	51,437,296

Interest and other income	535,226	2,139,741	3,326,043

Income (loss) before income tax benefit (expense)	(7,492,249)	(5,975,529)	5,333,092
Income tax benefit (expense)	633,514	—	(667,000)

Net income (loss) attributable to common stockholders	$(6,858,735)	$(5,975,529)	$4,666,092

Basic net income (loss) per common share	$(0.23)	$(0.20)	$0.16

Shares used in computing basic net income (loss) per common share	29,813,690	29,761,847	29,592,890

Diluted net income (loss) per common share	$(0.23)	$(0.20)	$0.15

Shares used in computing diluted net income (loss) per common share	29,813,690	29,761,847	30,581,326

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

			Accumulated other		Total
	Common	Additional	Comprehensive	Accumulated	Stockholders'
	Stock	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2006	$29,448	$155,920,068	$(4,092)	$(131,830,965)	$24,114,459
Exercise of common stock options	257	2,138,995	-	-	2,139,252
Increase in unrealized gain on investments	-	-	18,632	-	18,632
Stock-based compensation	-	4,312,374	-	-	4,312,374
Net Income	-	-	-	4,666,092	4,666,092
Balance at December 31, 2007	29,705	162,371,437	14,540	(127,164,873)	35,250,809
Exercise of common stock options	73	166,815	-	-	166,888
Increase in unrealized gain on investments	-	-	206,980	-	206,980
Stock-based compensation	-	6,003,199	-	-	6,003,199
Net Loss	-	-	-	(5,975,529)	(5,975,529)
Balance at December 31, 2008	29,778	168,541,451	221,520	(133,140,402)	35,652,347
Exercise of common stock options	47	32,654	-	-	32,701
Decrease in unrealized gain on investments	-	-	(209,602)	-	(209,602)
Stock-based compensation	-	5,141,022	-	-	5,141,022
Net Loss	-	-	-	(6,858,735)	(6,858,735)
Balance at December 31, 2009	$29,825	$173,715,127	$11,918	$(139,999,137)	$33,757,733

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Operating activities
Net (loss) income	$(6,858,735)	$(5,975,529)	$4,666,092
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	36,744	81,665	89,678
Loss on disposal of fixed assets	1,051	—	—
Bond amortization income	(350,950)	(910,839)	(1,850,403)
Noncash compensation expense	5,141,022	6,003,199	4,312,374
Changes in operating assets and liabilities:
Accounts receivable	6,973,363	(5,990,432)	1,138,150
Prepaid expenses and other current assets	(697,094)	636,236	(89,891)
Accounts payable and accrued expenses	(7,037,199)	7,512,943	3,568,599
Deferred revenue	(12,344,708)	(14,865,411)	(4,459,001)

Net cash (used in) provided by operating activities	(15,136,506)	(13,508,168)	7,375,598
Investing activities
Purchase of equipment	(9,062)	(36,744)	(23,695)
Purchase of investments	(25,342,045)	(64,382,222)	(72,301,799)
Sale of investments	37,614,016	66,219,427	74,173,828

Net cash provided by investing activities	12,262,909	1,800,461	1,848,334
Financing activities
Proceeds from issuance of common stock	32,701	166,888	2,139,252

Net cash provided by financing activities	32,701	166,888	2,139,252

Net (decrease) increase in cash and cash equivalents	(2,840,896)	(11,540,819)	11,363,184
Cash and cash equivalents at beginning of year	26,119,249	37,660,068	26,296,884

Cash and cash equivalents at end of year	$23,278,353	$26,119,249	$37,660,068

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

Revenue Recognition

               The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $12.3 million and $13.7 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the fiscal years ended December 31, 2009 and 2008, respectively.

In reviewing the terms of the executed agreement and considering the provisions of FASB ASC 605-25, Multiple Element Arrangements, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in FASB ASC 605-25. Following FDA approval of the NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in FASB ASC 605-25 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee.

•
The June 2003 initial licensing and patent-issuance milestone payments totaling $25.0 million for MT 400 received from GlaxoSmithKline, or GSK, have been deferred and were amortized over the expected period of development. During 2005 the amortization period was decreased to 39 months based upon the August 2005 submission to the U.S. Food and Drug Administration (“FDA”) of the Treximet® new drug application (“NDA”) which occurred earlier than previously anticipated. The 2005 change in the amortization period resulted in a $0.7 million increase in the 2005 full-year amortization. During 2006, based upon the June 2006 receipt of an approvable letter from the FDA related to the Treximet NDA and the December 2006 receipt of a notice from the FDA that it had requested additional analyses and supporting information relating to submitted data, $1.9 million of the $25 million initial licensing and patent-issuance milestone payments was deferred to 2007. With the receipt of a second approvable letter in August 2007, unamortized deferred revenue was amortized through March 2008. We recognized $1.2 million of licensing revenue from the amortization of GSK milestone payments during the fiscal year ended December 31, 2008 and no revenue was recognized during the fiscal year ended December 31, 2009. The GSK upfront payments were fully amortized in 2008.

                Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the third quarter of 2009, we received a $10.0 million milestone payment which was recorded as licensing revenue in the accompanying statement of operations.

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the fiscal year ended December 31, 2009, the Company recognized $4.3 and $2.4 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

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

Development revenue and direct billed costs for the years ended December 31, 2009, 2008 and 2007 were the following:

	2009	2008	2007
Development Revenue	$5,536,053	$28,912,399	$18,985,344
Direct Costs	3,855,552	25,934,849	16,128,985

Investments

               Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the years ended December 31, 2009, 2008 and 2007, the Company had $0.2 million, $1.2 million and $1.5 million, respectively, of interest income and $0.4 million, $0.9 million and $1.8 million, respectively, of bond amortization income included in other income for the period. As of December 31, 2009 and 2008, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of December 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$20,679,695	$13,065	$-	$20,692,760
Corporate notes	2,740,487	1,623	(2,770)	2,739,340
Total short-term investments	$23,420,182	$14,688	$(2,770)	$23,432,100

Short-term investments consisted of the following as of December 31, 2008:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$30,429,208	$213,830	$-	$30,643,038
Corporate notes	4,911,995	12,584	(4,894)	4,919,685
Total short-term investments	$35,341,203	$226,414	$(4,894)	$35,562,723

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

Fair Value Measurement

Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. FASB ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2009, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2009.

The following table sets forth our financial instruments carried at fair value as of December 31, 2009 and December 31, 2008:

	Financial Instruments
	Carried at Fair Value
	December 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$23,278,353	$26,119,249
Short-term investments	23,432,100	35,562,723
Total cash and investments	$46,710,453	$61,681,972

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of December 31, 2009:

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$23,278,353	$—	$—	$23,278,353
Short-term investments	—	23,432,100	—	23,432,100
Total cash and investments	$23,278,353	$23,432,100	$—	$46,710,453

Realized gains and losses from sales of our investments are included in “Interest and other income” and unrealized gains and losses are included as a separate component of equity unless the loss is determined to be “other-than-temporary.”

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

Accumulated Other Comprehensive Income(Loss)

               Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $11,918 of unrealized gains on its investments at December 31, 2009 and $221,520 of unrealized gains at December 31, 2008.

Comprehensive income (loss) consists of the following components for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Net (loss) income	$(6,858,735)	$(5,975,529)	$4,666,092
Change in unrealized (loss) gain on short-term investments	(209,602)	206,980	18,632
Total comprehensive (loss) income	$(7,068,337)	$(5,768,549)	$4,684,724

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2009 and 2008 totaled $0.7 million.

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

Net Income (Loss) Per Share

Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2009, 2008 and 2007. During the fiscal years ended December 31, 2009, 2008 and 2007, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, for the fiscal years ended 2009 and 2008 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for the fiscal years 2009 and 2008. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2009	2008	2007
Weighted-average shares used in computing basic net income (loss) per share	29,813,690	29,761,847	29,592,890
Effect of dilutive securities	—	—	988,436
Weighted-average shares used in computing diluted net income (loss) per share	29,813,690	29,761,847	30,581,326

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, Teva, and Dr. Reddy’s. We have incurred $5.1 million in legal fees through the end of 2009. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, Hierarchy of Generally Accepted Accounting Principles. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification™ (ASC) is a single source of authoritative US accounting and reporting standards applicable for all nongovernmental entities, other than guidance issued by the SEC and its staff, it supersedes current US GAAP including FASB, AICPA, EITF and related literature and reorganizes thousands of US GAAP pronouncements into approximately 90 accounting topics. The Company adopted Statement 168 effective in its quarter ending September 30, 2009.

2.           License Agreements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008 the Company received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On December 31, 2009, the Company accrued $1.1 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

At December 31, 2009, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,298,505
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,206,853
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	5,595,358

4.           Accrued Expenses

Accrued expenses consist of the following at December 31:

	2009	2008
Research and development costs	$2,710,533	$5,481,698
Other	790,729	255,556

	$3,501,262	$5,737,254

5.           Income Taxes

At December 31, 2009 and 2008, we had federal net operating loss carryforwards of approximately $95.1 million and $81.6 million respectively, state net economic loss carryforwards of approximately $73.1 million and $68.8 million respectively, and research and development credit carryforwards of approximately $12.4 million and $11.8 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million and $4.8 million at December 31, 2009 and 2008, respectively. The federal and state net operating loss carryforwards begin to expire in 2021 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $1.6 million, an increase of $2.5 million was allocable to current operating activities, a decrease of $0.3 million was allocable to a change in the state tax rate, and a decrease of $.6 million was related to the carryback claim that the Company plans to file for AMT taxes paid in 2007. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	($ in thousands)
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$36,569	$31,371
Research and development credits	12,363	11,781
Revenue recognition	2,618	7,279
Equity compensation and other	6,298	5,802

Total deferred tax assets	57,848	56,233
Valuation allowance	(57,848)	(56,233)

Net deferred tax asset	$—	$—

The components for the income tax benefit (expense) were as follows:

	($ in thousands)
	2009	2008	2007
State income taxes
Current	$—	$—	$—
Deferred	—	—	—
Federal income taxes
Current	634	—	(667)
Deferred	—	—	—
Income tax benefit (expense)	$634	$—	$(667)

The actual income tax benefit (expense) for the years ended December 31, 2009, 2008 and 2007, differed from the amounts computed by applying the U.S. federal tax rate of 35% to loss (income) before taxes as a result of the following:

	($ in thousands)
	2009	2008	2007

Loss (income) before income tax	$7,492	$5,976	$(5,333)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	2,622	2,091	(1,867)
State tax provision	102	36	405
	2,724	2,127	(1,462)

Increase (decrease) in income tax benefit resulting from:
Research and development credits	582	1,461	1,551
Non-deductible expenses and other	(811)	(847)	(705)
Change in state tax rate	(246)	—	90
Change in valuation allowance	(1,615)	(2,741)	(141)

Income tax benefit (expense)	$634	$—	$(667)

The Company adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007. As of December 31, 2006, the Company had not recorded a contingent tax liability.

The Company had gross unrecognized tax benefits of approximately $0.1 million as of January 1, 2009. As of December 31, 2009, the total gross unrecognized tax benefits were approximately $0.2 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since the adpotion of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2006, although carryforward attributes that were generated prior to 2006 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. No income tax returns are under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2009	$136,400
Additions for tax positions of the current year	103,600
Reductions for tax positions of the prior years	(21,400)

Gross tax liability at December 31, 2009	$218,600

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

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2008	3,732,179	$9.86
Options granted	606,285	5.99
Exercised	(35,055)	0.93
Forfeited	(467,399)	10.38

Balance at December 31, 2009	3,836,010	$9.29

The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our statements of operations for the years ended December 31, 2009, 2008 and 2007 include the following stock-based compensation expense:

	Years ended December 31,
	2009	2008	2007
Research and development	$1,734,488	$2,180,018	$1,217,264
General and administrative	3,406,534	3,823,181	3,095,110
Total expenses	$5,141,022	$6,003,199	$4,312,374

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.53 years, was $4.1 million at December 31, 2009.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2009, 2008 and 2007 are shown in the following table:

	2009	2008	2007
Expected volatility	72.5 – 77.8%	71.3 – 74.5%	76.0 – 79.2%
Expected dividends	0%	0%	0%
Expected terms	6.0 Years	5.0 – 6.25 Years	6.25 Years
Risk-free interest rate	2.2 – 2.95%	2.6 – 4.4%	4.4 – 5.1%

For the years ended December 31, 2009, 2008 and 2007, the expected volatility rate was estimated based on historical volatility of POZEN common stock over approximately a six year period. For the years ended December 31, 2009 and 2008, the expected term was based upon average historical terms to exercise. For the year ended December 31, 2007, the expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, averaging the vesting term and original contractual term. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the years ended December 31, 2009, 2008 and 2007 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2009, and changes during the year ended December 31, 2009, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2008	3,732	$9.86	5.2	$197
Granted	606	5.99
Exercised	(35)	0.93
Forfeited or expired	(467)	10.38
Outstanding at December 31, 2009	3,836	9.29	5.0	$662
Exercisable at December 31, 2009	2,612	$9.04	4.2	$520

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2009, 2008 and 2007 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.6 million and $2.3 million, respectively.

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $0.1 million, $0.2 million and $0.2 million, respectively, in compensation expense related to restricted stock units. As of December 31, 2009, there was an aggregate $0.1 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $26,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $36,000 unrecognized compensation expense related to unvested restricted stock units under the June 3, 2009 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.75. As of December 31, 2009, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 14,487 unvested restricted stock units outstanding at December 31, 2009.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 1, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN Incentive Program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards for the years ended December 31, 2009 and 2008 were $1.1 million and $0.9 million, respectively.

As of December 31, 2009, there was $0.4 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The December 31, 2009 amount is expected to be recognized over the period ending July 31, 2010. There were 177,794 unvested performance-based options outstanding at December 31, 2009. There were 56,075 awards forfeited during the year ended December 31, 2009. There were no awards forfeited during the year ended December 31, 2008. No performance-based awards were exercised during the years ended December 31, 2009 and December 31, 2008. At December 31, 2009, the performance-based options had no intrinsic value and a remaining contractual life of 8.3 years.

7.           Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $442,000, $431,000 and $412,000, for the fiscal years ended December 31, 2009, 2008, and 2007, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2009:

($ in thousands)
2010	$220
2011	462
2012	471
2013	441
2014 – there after	866

$2,460

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a defered rent balance of $66.5 thousand at December 31, 2009.

8.           Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2009, 2008, and 2007, the Company made contributions of $235,581, $256,690, and $242,358, respectively, to the Plan.

9.    Summary of Operations by Quarter (Unadited)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$4,103,620	$4,034,689	$14,290,273	$4,222,771
Development revenue	4,654,762	881,290	—	—
Total revenue	8,758,382	4,915,979	14,290,273	4,222,771
Operating expenses	12,453,348	9,342,424	7,717,077	10,702,031
Income (loss) before income tax benefit (expense)	(3,463,259)	(4,270,420)	6,657,586	(6,416,156)
Income tax benefit	-	-	-	633,514
Net income (loss) attributable to common stockholders	$(3,463,259)	(4,270,420)	6,657,586	(5,782,642)

Basic net income (loss) per common share	$(0.12)	(0.14)	0.22	(0.19)

Diluted net income (loss) per common share	$(0.12)	(0.14)	0.22	(0.19)

Shares used in computing basic net income (loss) per common share	29,778,310	29,815,228	29,825,365	29,825,365

Shares used in computing diluted net income (loss) per common share	29,778,310	29,815,228	30,023,987	29,825,365

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$3,851,082	$24,519,015	$3,603,100	$5,248,046
Development revenue	3,977,908	8,605,038	7,542,097	8,787,355
Total revenue	7,828,990	33,124,053	11,145,197	14,035,401
Operating expenses	15,961,507	20,287,090	19,456,674	18,543,640
Net income (loss) attributable to common stockholders	$(7,371,253)	$13,334,103	$(7,854,980)	$(4,083,399)

Basic net income (loss) per common share	$(0.25)	$0.45	$(0.26)	$(0.14)

Diluted net income (loss) per common share	$(0.25)	$0.43	$(0.26)	$(0.14)

Shares used in computing basic net income (loss) per common share	29,723,563	29,759,250	29,786,264	29,778,310

Shares used in computing diluted net income (loss) per common share	29,723,563	30,707,710	29,786,264	29,778,310

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

10.8	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.9
First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.10	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.11	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.12	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.13	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.14	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.15
Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.16	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.17	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

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

10.20
Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.21	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.22
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

10.26
Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.27
Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.28	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.29
Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.30
First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.31
Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.32
First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.33
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

10.35
Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.36
Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.37	Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D.**

10.38
Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.39
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(b)           Exhibits.
See Item 15(a)(3) above.

(c)           Financial Statement Schedules.
   See Item 15(a)(2) above.