Form 10-Q
period 2010-03-31
POZEN INC /NC
filed 2010-04-29
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 29,880,896.

POZEN Inc.

FORM 10-Q

For the Three Months Ended March 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,139,839	$23,278,353
Short-term investments	13,560,397	23,432,100
Accounts receivable	3,848,680	1,146,072
Prepaid expenses and other current assets	1,070,700	1,259,255

Total current assets	41,619,616	49,115,780
Property and equipment, net of accumulated depreciation	51,972	43,830

Total assets	$41,671,588	$49,159,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,988,229	$2,412,335
Accrued compensation	535,650	2,287,200
Accrued expenses	3,288,014	3,501,262
Deferred revenue	4,114,903	7,201,080

Total current liabilities	9,926,796	15,401,877

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,865,872 and 29,825,365 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	29,866	29,825
Additional paid-in capital	174,677,338	173,715,127
Accumulated other comprehensive income	3,351	11,918
Accumulated deficit	(142,965,763)	(139,999,137)

Total stockholders’ equity	31,744,792	33,757,733

Total liabilities and stockholders’ equity	$41,671,588	$49,159,610

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Licensing revenue	$6,857,302	$4,103,620
Development revenue	68,077	4,654,762

Total revenue	6,925,379	8,758,382

Operating expenses:
General and administrative	5,206,669	4,427,992
Research and development	4,718,231	8,025,356

Total operating expenses	9,924,900	12,453,348

Interest and other income	32,895	231,707

Loss before income tax expense	(2,966,626)	(3,463,259)
Income tax expense	—	—

Net loss attributable to common stockholders	$(2,966,626)	$(3,463,259)

Basic net loss per common share	$(0.10)	$(0.12)

Shares used in computing basic net loss per common share	29,833,553	29,778,310

Diluted net loss per common share	$(0.10)	$(0.12)

Shares used in computing diluted net loss per common share	29,833,553	29,778,310

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	$(2,966,626)	$(3,463,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,772	11,775
Bond accretion/(amortization)	25,731	(134,395)
Noncash compensation expense	793,810	1,202,678
Changes in operating assets and liabilities:
Accounts receivable	(2,702,608)	2,236,189
Prepaid expenses and other current assets	188,555	232,029
Accounts payable and accrued expenses	(2,388,904)	(6,463,459)
Deferred revenue	(3,086,177)	(3,086,177)

Net cash used in operating activities	(10,129,447)	(9,464,619)
Investment activities
Purchase of equipment	(14,914)	—
Purchase of investments	(3,692,805)	(11,111,197)
Maturities of investments	13,530,210	16,513,579

Net cash provided by investing activities	9,822,491	5,402,382
Financing activities
Proceeds from issuance of common stock	168,442	30,015

Net cash provided by financing activities	168,442	30,015

Net decrease in cash and cash equivalents	(138,514)	(4,032,222)
Cash and cash equivalents at beginning of period	23,278,353	26,119,249

Cash and cash equivalents at end of period	$23,139,839	$22,087,027

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

Revenue Recognition—The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•

The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $3.1 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the three months ended March 31, 2010 and 2009.

In reviewing the terms of the executed agreement and considering the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, Multiple Element Arrangements, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in FASB ASC 605-25. Following U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in FASB ASC 605-25 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee.

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

Treximet royalty revenue is recognized when earned as will any future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three months ended March 31, 2010 and March 31, 2009, the Company recognized $3.8 and $1.0 million, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations.

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

Development revenue and direct billed costs for the three months ended March 31, 2010 and 2009 were the following:

	2010	2009
Development Revenue	$68,077	$4,654,762
Direct Costs	37,702	3,739,387

Investments—Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended March 31, 2010 and 2009, the Company had $48,000 and $97,000, respectively, of interest income. Bond amortization income of $134,400 is included in other income for the three months ended March 31, 2009. As of March 31, 2010 and 2009, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of March 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$10,032,217	$3,818	$—	$10,036,035
Corporate notes	3,524,829	1,274	(1,741)	3,524,362

Total short-term investments	$13,557,046	$5,092	$(1,741)	$13,560,397

Short-term investments consisted of the following as of December 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$20,679,695	$13,065	$—	$20,692,760
Corporate notes	2,740,487	1,623	(2,770)	2,739,340

Total short-term investments	$23,420,182	$14,688	$(2,770)	$23,432,100

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

Fair Value Measurement

Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. FASB ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of March 31, 2010, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, the income approach, and/or the cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at March 31, 2010.

The following table sets forth our financial instruments carried at fair value as of March 31, 2010 and December 31, 2009:

	Financial Instruments
	Carried at Fair Value
	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$23,139,839	$23,278,353
Short-term investments	13,560,397	23,432,100

Total cash and investments	$36,700,236	$46,710,453

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of March 31, 2010:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$23,139,839	$—	$—	$23,139,839
Short-term investments	—	13,560,397	—	13,560,397

Total cash and investments	$23,139,839	$13,560,397	$—	$36,700,236

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

Accumulated Other Comprehensive Income—Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $3,351 of unrealized gains on its investments at March 31, 2010 and $11,918 of unrealized gains at December 31, 2009.

Comprehensive loss consists of the following components for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net loss	$(2,966,626)	$(3,463,259)
Decrease in unrealized gain on marketable securities	(8,567)	(75,616)

Total comprehensive loss	$(2,975,193)	$(3,538,875)

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

A summary of all stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance- Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards
Awards outstanding at 12/31/2009	3,836	257	114	4,207
2010 grants	472	—	87	559
2010 exercises	(41)	—	—	(41)
2010 forfeitures	(24)	(6)	—	(31)

Awards outstanding at 3/31/2010	4,243	251	201	4,694

Our statements of operations for the three months ended March 31, 2010 and March 31, 2009 includes the following stock-based compensation expense:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Research and development	$271,937	$418,042
General and administrative	521,873	784,636

Operating expense	793,810	1,202,678
Tax benefit	—	—

Net expense	$793,810	$1,202,678

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.1 years was $5.6 million at March 31, 2010 and over an estimated weighted-average amortization period of 2.0 years was $7.5 million at March 31, 2009. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2010 was $2.1 million at March 31, 2010 and was $3.4 million at March 31, 2009 for the remaining period ending December 31, 2009.

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

In June 2000, the stockholders approved the POZEN Inc. 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. The 2000 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, performance units, and other stock-based awards, such as restricted stock units and stock appreciation rights, to employees, non-employee directors, advisors and consultants. At adoption, the 2000 Plan authorized up to 3,000,000 shares of common stock for issuance under the terms of the 2000 Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The vesting periods for awards made under the 2000 Plan generally range from immediate vesting at issuance to four years, as described in and in accordance with the 2000 Plan, and upon a change of control as defined in the 2000 Plan. If options granted under the 2000 Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the 2000 Plan.

In May 2004, the stockholders approved an amendment to and restatement of the 2000 Plan. The amendment to the 2000 Plan provided for an increase in the number of shares of common stock authorized for issuance under the 2000 Plan, from 3,000,000 to 5,500,000, or an increase of 2,500,000 shares. In addition, the amendment to the 2000 Plan limited the number of shares that may be issued pursuant to grants other than options under the 2000 Plan to 2,000,000 shares and made certain other clarifying changes.

In June 2007, the stockholders approved the amendment and restatement of the 2000 Plan to, among other things, increase the number of shares authorized for issuance under the 2000 Plan from 5,500,000 to 6,500,000 shares and continue the various performance criteria for use in establishing specific vesting targets for certain awards under the 2000 Plan so as to qualify the compensation attributable to any such awards as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended and the promulgated thereunder, the Code.

On April 12, 2010, our Board of Directors adopted, subject to approval by our stockholders at the Company’s Annual Meeting of stockholders to be held on June 10, 2010, or the Annual Meeting, the POZEN Inc. 2010 Equity Compensation Plan, or the 2010 Plan. Our Board of Directors has directed that the proposal to approve the 2010 Plan be submitted to our stockholders for their approval at the Annual Meeting. Stockholder approval is being sought (i) in order to meet the NASDAQ listing requirements, (ii) so that compensation attributable to grants under the 2010 Plan may qualify for an exemption from the deduction limit under Section 162(m) of the Code, and (iii) in order for incentive stock options to meet the requirements of the Code.

Our Board of Directors believes it is advisable to adopt a new comprehensive incentive compensation plan which will serve as the successor incentive compensation plan to the 2000 Plan and provide the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. Our Board of Directors believes that the availability of (i) 2,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2000 Plan as of the date of the Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2000 Plan but not subject to previously exercised, vested or paid grants as of the date of the Annual Meeting for issuance under the 2010 Plan will ensure that we continue to have a sufficient number of shares with which to achieve our compensation strategy. If the 2010 Plan is approved by our stockholders, then the 2000 Plan will be merged with and into the 2010 Plan, no further grants will be made under the 2000 Plan, and shares with respect to all grants outstanding under the 2000 Plan will be issued or transferred under the 2010 Plan.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2010 and 2009 are shown in the following table:

	Three months ended March 31,
	2010	2009
Expected volatility	70.9%	77.8%
Expected dividends	0%	0%
Expected terms	6.0 Years	6.0 Years
Risk-free interest rate	2.67%	2.2%

For the three months ended March 31, 2010 and 2009, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three months ended March 31, 2010 and 2009, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2010 and 2009 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2010	3,836	$9.29	5.0	$662

Granted	472	6.50
Exercised	(41)	4.16
Forfeited or expired	(24)	8.34

Outstanding at March 31, 2010	4,243	$9.07	5.2	$6,271

Exercisable at March 31, 2010	2,978	$9.33	4.4	$4,608

A summary of the time-based stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79

Outstanding at March 31, 2009	4,096	$9.49	5.5	$816

Exercisable at March 31, 2009	2,839	$8.93	4.9	$607

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three month periods ended March 31, 2010 and 2009 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three month period ended March 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively.

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2010 and 2009, the Company recognized $32,000 and $48,000, respectively, in compensation expense related to restricted stock units. As of March 31, 2010, there was an aggregate $0.6 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $6,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89, $14,000 unrecognized compensation expense related to unvested restricted stock units under the 2009 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.75 and $561,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50. During the first quarter of 2010, no restricted stock units were forfeited. As of March 31, 2010, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 101,667 unvested restricted stock units outstanding at March 31, 2010.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted will vest upon the receipt by the Company of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 and $10.82, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company is recognizing compensation costs for these awards over the expected service period. Total expense related to these awards for the three months ended March 31, 2010 and 2009 were $0.2 million and $0.9 million, respectively.

As of March 31, 2010, there was $0.2 million in unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The March 31, 2010 amount is expected to be recognized over the period ending July 31, 2010. There were 166,525 unvested performance-based options outstanding at March 31, 2010. There were 6,375 awards forfeited during the three months ended March 31, 2010. No performance-based awards were exercised during the three months ended March 31, 2010. At March 31, 2010, the performance-based options had no intrinsic value and a remaining contractual life of 8.1 years.

Net Loss Per Share—Basic and diluted net loss per common share amounts are presented in conformity with SFAS 128, “Earnings per Share,” for all periods presented. In accordance with SFAS 128, basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 and 2009, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share for the three months ended March 31, 2010 and 2009 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share is the same for three months ended March 31, 2010 and 2009. In accordance with SFAS 128, the Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the EPS calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

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

Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $102,000 at March 31, 2010.

New Accounting Pronouncements—The Accounting Standards Codification (ASC) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on the Company’s financial statements.

At the March 2010 meeting, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASC 605-28 will have a material impact on the Company’s financial statements.

Contingencies—The Company and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, Teva Pharmaceuticals USA, or Teva, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s. We have incurred $7.3 million in legal fees through the end of first quarter 2010. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 9, 2010.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We intend to conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2010, our accumulated deficit was approximately $143.0 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 72% of our total operating expenses. For the three months ended March 31, 2010, our research and development expenses represented approximately 48% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of VIMOVO, our PA product candidates, and our other product candidates in the clinical and regulatory process;

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

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize our products ourselves. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Product Candidates

There follows a brief discussion of the status of the development of our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $6.1 million for the three months ended March 31, 2009, and $3.4 million for the three months ended March 31, 2010. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.8 million for the three months ended March 31, 2009, and $1.2 million for the three months ended March 31, 2010. Total compensation for 2009 including a $0.4 million charge for non-cash compensation for stock option expense and a $0.3 million charge for non-cash compensation for stock option expense for 2010. Other research and development department costs were $0.1 million for the three months ended March 31, 2009, and $0.1 million for the three months ended March 31, 2010.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $31,000 for the three months ended March 31, 2010. We incurred total direct development costs of $26.0 million associated with the development of our MT 400 and Treximet programs. We recorded in the three months ended March 31, 2010, $3.8 million of Treximet royalty revenue, which is in accounts receivable at March 31, 2010. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

PN/VIMOVO Program

Under our PN program, we have completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program—PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product to be developed under the agreement, VIMOVO® (formerly PN 400), is being studied for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated.

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

In early 2006, we submitted an SPA to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca have met with the FDA and confirmed the core development program and the principles in the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we are conducting a long-term, open label safety study for VIMOVO. We have terminated a non-pivotal smaller study in patients at high risk (i.e., previous bleeding from a gastric ulcer) of gastrointestinal related events from NSAIDs which is not required for approval. We have conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone.

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

We incurred direct development costs associated with the development of our PN program of $62,000 for the three months ended March 31, 2010, of which, $62,000 was funded by development revenue from AstraZeneca. We incurred total direct development cost of $95.8 million associated with the development of our PN program of which $57.0 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate he commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We intend to conduct further studies for these and other PA indications when adequate funds are available.

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

We incurred direct development costs associated with the development of our PA program of $3.2 million during the three months ended March 31, 2010. We incurred total direct development cost of $23.4 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On March 31, 2010, we accrued $3.8 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net loss per share: Net loss attributable to common stockholders for the three months ended March 31, 2010 was $(3.0) million or $(0.10) per share, on a basic and diluted basis, as compared to a net loss of $(3.5) million, or $(0.12) per share, on a basic and diluted basis, for the three months ended March 31, 2009. The net loss for the three months ended March 31, 2010 included a $(0.8) million or $(0.03) per share charge for non-cash stock-based compensation expense as compared to $(1.2) million or $(0.04) per share for the same period of 2009.

Revenue: We recognized total revenue of $6.9 million for the three months ended March 31, 2010 as compared to total revenue of $8.8 million for the three months ended March 31, 2009. The decrease in revenue was primarily due to a decrease of $(4.6) million in development revenue partially offset by a $2.8 million increase in Treximet royalty revenue for the three months ended March 31, 2010 compared to 2009. Licensing revenue for the three months ended March 31, 2010 was $6.9 million compared to $4.1 million for 2009. Development revenue was $68,000 for the three months ended March 31, 2010 compared to $4.7 million for 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $4.1 million remains in deferred revenue at March 31, 2010. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $38,000 and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $3.3 million to $4.7 million for the three months ended March 31, 2010, as compared to the same period of 2009. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $4.6 million to $0.1 million, primarily due to clinical trial activities and other product development activities during the three months ended March 31, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs decreased by $0.6 million to $0.1 million, offset by an increase of $2.4 million in the PA program, as compared to the same period of 2009. Other direct development costs and departmental expenses decreased by $0.5 million primarily due to decreased personnel costs, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $0.8 million to $5.2 million for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, as compared to the same period of 2009. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.1 million for the three months ended March 31, 2010 and 2009. Investment income from bond amortization for the three months ended March 31, 2009 totaled $0.1 million.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2010. Our effective tax rate was 0% for the three month period ended March 31, 2010. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740, Income Taxes. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2006. However, the loss carryforwards generated prior to 2006 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007 and as a result, there were no material impacts to the financial statements.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2010 and 2009, there were no such interest and penalties.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents, along with short-term investments, totaled $36.7 million, a decrease of $10.0 million compared to December 31, 2009. The decrease in cash was primarily due to the operating expenses for the period and the reduction of accounts payable and accrued expenses offset in part by cash receipts for development activities and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $1.1 million in operating cash during the three months ended March 31, 2010 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $3.8 million accounts receivable for royalties under the terms of the AstraZeneca and GSK agreements. Cash received from financing activities during the period totaled $0.2 million reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $10.1 million for the three months ended March 31, 2010. Cash used in operating activities was $9.5 million for the three months ended March 31, 2009. Net cash provided by investing activities during the three months ended March 31, 2010 totaled $9.8 million, and $5.4 million for the three months ended March 31, 2009 reflecting investing activities associated with the purchase and maturities of short-term securities. Cash required for our operating activities during 2010 is projected to increase from our 2009 requirements as a result of increased development activities. During the three months ended March 31, 2010 and March 31, 2009 we recorded non-cash stock-based compensation expense of $0.8 million and $1.2 million, respectively, associated with the grant of stock options and restricted stock.

As of March 31, 2010, we had $23.1 million in cash and cash equivalents and $13.6 million in short-term investments. Our cash operating expenses for 2010 may exceed those of 2009, should we decide to conduct pre-commercialization activities, as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive milestone payments upon VIMOVO’s regulatory approvals, including a $20.0 million milestone payment upon FDA approval of VIMOVO and a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In the event FDA approval of the market launch of VIMOVO is materially delayed, royalty revenue and cash receipts thereof, from sales of the product, would also be delayed. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product, candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred in pre-commercialization activities of our products for which we retain control and decide not to enter into additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our Treximet patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or the patent infringement lawsuits against Par, Alphapharm, and Dr. Reddy’s. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $143.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, or future sales of other product candidates by commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009 and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva will be dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice where it is subject to review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuits against Par, Alphapharm, and Dr. Reddy’s. Furthermore, we will have to continue to incur expenses in connection with these lawsuits, which may likely be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, and Dr. Reddy’s, and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, and Dr. Reddy’s in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it has elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, each of which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional change could be made to governmental healthcare programs that could significantly impact the success of our products, and we could be adversely affected by current and future health care reforms.

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

Our operating expenses for the three months ended March 31, 2010 totaled $9.9 million, including non-cash compensation expense of $0.8 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2007 through 2009, our average annual operating expenses (including average non-cash deferred compensation of $5.2 million) were $55.3 million ($37.9 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of March 31, 2010, we had an aggregate of $36.7 million in cash, cash equivalents and short-term investments. Our operating expenses for 2010 and 2011 may exceed the net level of our operating expenses in 2009, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive milestone payments upon VIMOVO’s regulatory approvals, including a $20.0 million milestone payment upon FDA approval of VIMOVO and a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. In the event FDA approval of the market launch of VIMOVO is materially delayed, royalty revenue and cash receipts thereof, from sales of the product, would also be delayed. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through April 23, 2010, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding share are held by four other stockholders, with no one stockholder beneficially owning greater than 7% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

POZEN Inc. (Registrant)

April 29, 2010	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

April 29, 2010	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

April 29, 2010	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.