Form 10-Q
period 2010-06-30
POZEN INC /NC
filed 2010-08-05
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2010 was 29,897,602.

POZEN Inc.

FORM 10-Q

For the Six Months Ended June 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,328,561	$23,278,353
Short-term investments	21,040,561	23,432,100
Accounts receivable	4,197,502	1,146,072
Prepaid expenses and other current assets	1,195,665	1,259,255

Total current assets	55,762,289	49,115,780
Property and equipment, net of accumulated depreciation	63,177	43,830

Total assets	$55,825,466	$49,159,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,940,198	$2,412,335
Accrued compensation	1,180,009	2,287,200
Accrued expenses	3,536,007	3,501,262
Deferred revenue	—	7,201,080

Total current liabilities	6,656,214	15,401,877

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,897,602 and 29,825,365 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	29,898	29,825
Additional paid-in capital	175,914,970	173,715,127
Accumulated other comprehensive income (loss)	(10,396)	11,918
Accumulated deficit	(126,765,220)	(139,999,137)

Total stockholders’ equity	49,169,252	33,757,733

Total liabilities and stockholders’ equity	$55,825,466	$49,159,610

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Licensing revenue	$28,209,738	$4,034,689	$35,067,039	$8,138,309
Development revenue	25,112	881,290	93,190	5,536,053

Total revenue	28,234,850	4,915,979	35,160,229	13,674,362

Operating expenses:
General and administrative	5,677,221	4,783,168	10,881,852	9,211,160
Research and development	6,386,461	4,559,256	11,106,730	12,584,613

Total operating expenses	12,063,682	9,342,424	21,988,582	21,795,773

Interest and other income	29,375	156,025	62,270	387,732

Income (loss) before income tax expense	16,200,543	(4,270,420)	13,233,917	(7,733,679)
Income tax expense	—	—	—	—

Net income (loss) attributable to common stockholders	$16,200,543	$(4,270,420)	$13,233,917	$(7,733,679)

Basic net income (loss) per common share	$0.54	$(0.14)	$0.44	$(0.26)

Shares used in computing basic net income (loss) per common share	29,883,067	29,815,228	29,858,310	29,802,015

Diluted net income (loss) per common share	$0.53	$(0.14)	$0.44	$(0.26)

Shares used in computing diluted net income (loss) per common share	30,394,525	29,815,228	30,228,995	29,802,015

See accompanying Notes to Financial Statements.

POZEN Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities
Net income (loss)	$13,233,917	$(7,733,679)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation	13,528	20,001
Loss on sale of fixed assets	—	1,498
Bond accretion/(amortization)	84,506	(241,255)
Noncash compensation expense	1,900,391	2,676,205
Changes in operating assets and liabilities:
Accounts receivable	(3,051,430)	7,170,923
Prepaid expenses and other current assets	63,590	329,517
Accounts payable and accrued expenses	(1,544,583)	(9,835,269)
Deferred revenue	(7,201,080)	(6,172,354)

Net cash provided by/(used in) operating activities	3,498,839	(13,784,413)
Investment activities
Purchase of equipment	(32,875)	—
Purchase of investments	(19,918,627)	(18,081,096)
Maturities of investments	22,203,346	22,580,611

Net cash provided by investing activities	2,251,844	4,499,515
Financing activities
Proceeds from issuance of common stock	299,525	32,702

Net cash provided by financing activities	299,525	32,702

Net increase/(decrease) in cash and cash equivalents	6,050,208	(9,252,196)
Cash and cash equivalents at beginning of period	23,278,353	26,119,249

Cash and cash equivalents at end of period	$29,328,561	$16,867,053

See accompanying Notes to Financial Statements.

POZEN Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. The Company has decided to retain control of certain of its product candidates and is evaluating how best to commercialize such product candidates. If we elect to commercialize future products ourselves, we would record sales of such products as revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 9, 2010 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K.

2.	Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition— The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•

The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by 3 months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $7.2 and $6.2 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the six months ended June 30, 2010 and 2009 respectively, and we recognized $4.1 million and $3.1 million for the three months ended June 30, 2010 and 2009.

In reviewing the terms of the executed agreement and considering the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, Multiple Element Arrangements, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable as defined in FASB ASC 605-25. Following U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in FASB ASC 605-25 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee. Our substantive obligations were completed in June 2010 when the NDA was transferred to AstraZeneca.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second quarter of 2010, we received a $20.0 million milestone payment from AstraZeneca which was recorded as licensing revenue in the accompanying statements of operations.

Treximet royalty revenue is recognized when earned, as will VIMOVO royalty revenue and any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and six months ended June 30, 2010, the Company recognized $4.1 million and $7.9 million for Treximet, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the three and six months ended June 30, 2009, the Company recognized $0.9 million and $2.0 million, respectively, of royalty revenue for Treximet which is included within the licensing revenue in the accompanying statements of operations.

With regard to development revenue, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such payments as revenue in accordance with the agreements because we act as principal in the transaction. Under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Development revenue and direct billed costs for the three and six months ended June 30, 2010 and 2009 were the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Development Revenue	$25,112	$881,290	$93,190	$5,536,053
Direct Costs	$10,238	$227,415	$47,940	$3,966,802

Investments— Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. The Company recorded income on cash investments of $29,375 and $156,026 for the three months ended June 30, 2010 and 2009, respectively, including bond amortization and accretion for bonds purchased at a premium or discount. For the six months ended June 30, 2010 and 2009, the Company recorded $62,270 and $387,732 in income on investments, respectively. As of June 30, 2010 and 2009, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of June 30, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$9,434,775	$2,794	$(487)	$9,437,082
Corporate notes	11,616,182	129	(12,832)	11,603,479

Total short-term investments	$21,050,957	$2,923	$(13,319)	$21,040,561

Short-term investments consisted of the following as of December 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$20,679,695	$13,065	$—	$20,692,760
Corporate notes	2,740,487	1,623	(2,770)	2,739,340

Total short-term investments	$23,420,182	$14,688	$(2,770)	$23,432,100

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities. Cash is restricted to the extent of a $42,000 letter of credit, maintained in compliance with the terms of the Company’s office lease.

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of June 30, 2010, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, the income approach, and/or the cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at June 30, 2010.

The following table sets forth our financial instruments carried at fair value as of June 30, 2010 and December 31, 2009:

	Financial Instruments Carried at Fair Value
	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$29,328,561	$23,278,353
Short-term investments	21,040,561	23,432,100

Total cash and investments	$50,369,122	$46,710,453

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of June 30, 2010:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$29,328,561	$		$—	$29,328,561
Short-term investments	—		21,040,561	—	21,040,561

Total cash and investments	$29,328,561		$21,040,561	$—	$50,369,122

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

Accumulated Other Comprehensive Income— Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $10,396 of unrealized losses on its investments at June 30, 2010 and $11,918 of unrealized gains at December 31, 2009.

Comprehensive income (loss) consists of the following components for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$16,200,543	$(4,270,420)	$13,233,917	$(7,733,679)
Change in unrealized gain/(loss) on marketable securities	(13,747)	(73,684)	(22,314)	(149,299)

Total comprehensive income (loss)	$16,186,796	$(4,344,104)	$13,211,603	$(7,882,978)

Stock-based Compensation— Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

A summary of all stock awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance- Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards
Awards outstanding at 12/31/2009	3,836	257	114	4,207
2010 grants	528	—	98	626
2010 exercises	(61)	—	(11)	(72)
2010 forfeitures	(85)	(6)	—	(91)

Awards outstanding at 6/30/2010	4,218	251	201	4,670

Our statements of operations for the three and six months ended June 30, 2010 and June 30, 2009 includes the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$329,824	$431,587	$603,799	$849,629
General and administrative	776,757	1,041,940	1,296,592	1,826,576

Operating expense	1,106,581	1,473,527	1,900,391	2,676,205
Tax benefit	—	—	—	—

Net expense	$1,106,581	$1,473,527	$1,900,391	$2,676,205

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.0 years was $5.3 million at June 30, 2010 and over an estimated weighted-average amortization period of 1.9 years was $6.4 million at June 30, 2009. Unrecognized stock-based compensation expense expected to be recognized over the remaining period ending December 31, 2010 was $1.6 million at June 30, 2010 and was $2.2 million at June 30, 2009 for the remaining period ending December 31, 2009.

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

In June 2010, our stockholders approved, the POZEN Inc. 2010 Equity Compensation Plan, or the 2010 Plan. The 2010 Plan is a successor incentive compensation plan to the 2000 Plan and provides the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. The 2000 Plan was merged with and into the 2010 Plan and all grants outstanding under the 2000 Plan were issued or transferred under the 2010 Plan. No further grants will be made under the 2000 Plan.

The 2010 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, and other stock-based awards, such as restricted stock units and stock appreciation rights (SARs), to employees, non-employee directors, and consultants and advisors who perform services for us and our subsidiaries. The 2010 Plan authorizes up to 7,452,327 shares of common stock for issuance, which includes 2,000,000 shares of our common stock which are in excess of the number of shares previously reserved under the 2000 Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The Compensation Committee of the Board of Directors, which administers the 2010 Plan, will determine the terms and conditions of options, including when they become exercisable. Neither our Board nor the Committee can amend the 2010 Plan or options previously granted under the Plan to permit a repricing of options or SARs, without prior stockholder approval. If options granted under the 2010 Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the 2010 Plan.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2010 and 2009 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected volatility	72.7-74.3%	73.3%	70.9 – 74.3%	73.3 – 77.8%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	2.3-2.6%	2.95%	2.3 – 2.7%	2.2 – 2.95%

For the three and six months ended June 30, 2010 and 2009, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and six months ended June 30, 2010 and 2009, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six months ended June 30, 2010 and 2009 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2010	3,836	$9.29	5.0	$662
Granted	472	6.50
Exercised	(41)	4.16
Forfeited or expired	(24)	8.34

Outstanding at March 31, 2010	4,243	$9.07	5.2	$6,271

Exercisable at March 31, 2010	2,978	$9.33	4.4	$4,608

Granted	56	7.51

Exercised	(21)	6.32
Forfeited or expired	(60)	9.36

Outstanding at June 30, 2010	4,218	$9.06	5.1	$1,700

Exercisable at June 30, 2010	2,953	$9.40	4.2	$1,232

A summary of the time-based stock awards as of June 30, 2009, and changes during the three and six months ended June 30, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79

Outstanding at March 31, 2009	4,096	$9.49	5.5	$816

Exercisable at March 31, 2009	2,839	$8.93	4.9	$607

Granted	48	7.75
Exercised	(1)	2.02
Forfeited or expired	(188)	9.46

Outstanding at June 30, 2009	3,955	$9.39	5.4	$2,926

Exercisable at June 30, 2009	2,742	$9.03	4.8	$2,018

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six month periods ended June 30, 2010 and 2009 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the three and six month period ended June 30, 2010 was $0.1 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during the three and six month period ended June 30, 2009 was less than $0.1 million and $0.2 million, respectively.

Restricted Stock and Restricted Stock Units

For the three and six months ended June 30, 2010, the Company recognized $59,000 and $91,000, respectively, in compensation expense related to restricted stock units. For the three and six months ended June 30, 2009, the Company recognized $29,000 and $77,000, respectively, in compensation expense related to restricted stock units. As of June 30, 2010, there was an aggregate $0.6 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $16,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89, and $525,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50 and $76,000 unrecognized compensation expense related to unvested restricted stock units under the 2010 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.29. During the second quarter of 2010, no restricted stock units were forfeited. As of June 30, 2010, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 101,667 unvested restricted stock units outstanding at June 30, 2010.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was

$9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. Total expense related to these awards for the three and six months ended June 30, 2010 was $0.3 million and $0.5 million, respectively, while total expense for the three and six months ended June 30, 2009 was $0.3 million and $0.6 million, respectively.

As of June 30, 2010, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 6,375 awards forfeited during the six months ended June 30, 2010. No performance-based awards were exercised during the six months ended June 30, 2010. At June 30, 2010, the performance-based options had no intrinsic value and a remaining contractual life of 7.9 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2010 and 2009. During the three and six months ended June 30, 2010 and 2009, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	29,883,067	29,815,228	29,858,310	29,802,015
Effect of dilutive employee and director awards	511,458	—	370,685	—

Diluted weighted-average shares outstanding and assumed conversions	30,394,525	29,815,228	30,228,995	29,802,015

Rights Plan/Series A Junior Participating Preferred Stock— In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing POZEN’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determines that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00 for each one one-thousandth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors.

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $206,000 at June 30, 2010.

New Accounting Pronouncements— The Accounting Standards Codification (ASC) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on its financial statements.

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

Contingencies— The Company and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, Teva Pharmaceuticals USA, or Teva, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions have since been consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s. We have incurred $9.7 million, cumulatively, in legal fees through the end of second quarter 2010. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products or to assist us to successfully commercialize the products ourselves.

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

We have developed VIMOVO™ with AstraZeneca AB, or AstraZeneca. VIMOVO™ (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, FDA approved VIMOVO™ for the relief of the signs and symptoms of osteoarthritis (OA), rheumatoid arthritis (RA) and ankylosing spondylitis (AS) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO™, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union via the Decentralized Procedure and has filed or plans to file for approval in a number of other countries which are not covered by the Decentralized Procedure.

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. In October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)]. FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2010, our accumulated deficit was approximately $126.8 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 71% of our total operating expenses. For the six months ended June 30, 2010, our research and development expenses represented approximately 51% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

•

The ability of GSK to successfully commercialize Treximet in the U.S. and for AstraZeneca to successfully commercialize VIMOVO™ globally. For example, Treximet was available in pharmacies within one month from the date of its approval, but promotional and professional materials for the product, including direct to consumer advertising, were not approved on a timely basis by the FDA. The lack of approved materials and delayed advertising launch may have had an adverse impact on uptake of the product, thus negatively impacting our royalty revenue;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•

Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $9.2 million for the six months ended June 30, 2009, and $8.3 million for the six months ended June 30, 2010. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.3 million for the six months ended June 30, 2009, and $2.6 million for the six months ended June 30, 2010. Total compensation for 2009 included a $0.8 million charge for non-cash compensation for stock option expense and a $0.6 million charge for non-cash compensation for stock option expense for 2010. Other research and development department costs were $0.1 million for the six months ended June 30, 2009, and $0.2 million for the six months ended June 30, 2010.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $34,000 for the six months ended June 30, 2010. We incurred total direct development costs of $26.0 million associated with the development of our

MT 400 and Treximet programs. We recorded in the six months ended June 30, 2010, $7.9 million of Treximet royalty revenue, of which $4.1 million is in accounts receivable at June 30, 2010. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

PN/VIMOVO Program

Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program—PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO® (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis (OA), rheumatoid arthritis (RA) and ankylosing spondylitis (AS) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The two pivotal trials have been completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we conducted a long-term, open label safety study for VIMOVO. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. We received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. On April 30, 2010, VIMOVO was approved by FDA for the relief of the signs and symptoms of osteoarthritis (OA), rheumatoid arthritis (RA) and ankylosing spondylitis (AS) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. We received a $20.0 million milestone payment from AstraZeneca in May 2010 in connection with such approval. As required by the terms of our agreement with AstraZeneca, we transferred ownership of the NDA and other regulatory filings for VIMOVO to AstraZeneca on June 1, 2010, and AstraZeneca now has responsibility for all ongoing regulatory obligations for the product in the U.S., including post marketing clinical trial requirements, in addition to responsibility for all regulatory obligations outside the U.S.

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the European Union via the Decentralized Procedure and has filed and plans to file for approval in a number of other countries which are not covered by the Decentralized Procedure. We will receive a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S market.

We incurred direct development costs associated with the development of our PN program of $86,000 for the six months ended June 30, 2010, of which, $86,000 was funded by development revenue from AstraZeneca. We incurred total direct development cost of $95.8 million associated with the development of our PN program of which $57.0 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). In this last study, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all as compared to < 50% with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. In October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex-vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)]. FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

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

We incurred direct development costs associated with the development of our PA program of $7.9 million during the six months ended June 30, 2010. We incurred total direct development cost of $28.1 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On June 30, 2010, we accrued $4.1 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20 million payment for the NDA approval of VIMOVO. We will receive an additional $25.0 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market and $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved.

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

We retained responsibility for the development and filing of the NDA for the product in the U.S. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We have agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement established joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net income (loss) per share: Net income attributable to common stockholders for the three months ended June 30, 2010 was $16.2 million or $0.53 per share, on a diluted basis, as compared to a net loss of $(4.3) million, or $(0.14) per share, on a basic and diluted basis, for the three months ended June 30, 2009. The net income for the three months ended June 30, 2010 included a $1.1 million or $0.04 per share charge for non-cash stock-based compensation expense as compared to $1.5 million or $0.05 per share for the same period of 2009.

Revenue: We recognized total revenue of $28.2 million for the three months ended June 30, 2010 as compared to total revenue of $4.9 million for the three months ended June 30, 2009. The increase in revenue was primarily due to the receipt of a $20.0 million milestone payment, received from AstraZeneca for the FDA approval of VIMOVO, and a $3.1 million increase in Treximet royalty revenue for the three months ended June 30, 2010 compared to 2009. Licensing revenue for the three months ended June 30, 2010 was $28.2 million compared to $4.0 million for 2009. Development revenue was $25,000 for the three months ended June 30, 2010 compared to $0.9 million for 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. As of June 30, 2010, all deferred revenue has been recognized. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $10,000 and $227,000 for the three months ended June 30, 2010 and 2009, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $1.8 million to $6.4 million for the three months ended June 30, 2010, as compared to the same period of 2009. The increase was due primarily to an increase in direct development costs for our PA program. Direct development costs for the PA program increased by $4.4 million to $4.7 million, primarily due to clinical trial activities and other product development activities during the three months ended June 30, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs and other departmental expenses decreased by $47,000 to $1.7 million, primarily due to decreased personnel costs, as compared to the same period of 2009. The PN programs decreased by $2.6 million, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $0.9 million to $5.7 million for the three months ended June 30, 2010, as compared to the same period of 2009. The increase was due primarily to increased marketing research expenses, as compared to the same period of 2009. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income on cash investments was $29,375 and $156,026 for the three months ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net income (loss) per share: Net income attributable to common stockholders for the six months ended June 30, 2010 was $13.2 million or $0.44 per share, on a diluted basis, as compared to a net loss of $(7.7) million, or $(0.26) per share, on a basic and diluted basis, for the six months ended June 30, 2009. The net income (loss) for the six months ended June 30, 2010 included a $1.9 million or $0.06 per share charge for non-cash stock-based compensation expense as compared to $2.7 million or $0.09 per share for the same period of 2009.

Revenue: We recognized total revenue of $35.2 million for the six months ended June 30, 2010 as compared to total revenue of $13.7 million for the six months ended June 30, 2009. The increase in revenue was primarily due to the receipt of a $20.0 million milestone payment, received from AstraZeneca for the FDA approval of VIMOVO, and a $5.9 million increase in Treximet royalty revenue, partially offset by a decrease of $5.4 million in development revenue, for the six months ended June 30, 2010 compared to 2009. Licensing revenue for the six months ended June 30, 2010 was $35.1 million compared to $8.1 million for 2009. Development revenue was $93,000 for the six months ended June 30, 2010 compared to $5.5 million for 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. All deferred revenue has been recognized as of June 30, 2010. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $48,000 and $4.0 million for the six months ended June 30, 2010 and 2009, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $1.5 million to $11.1 million for the six months ended June 30, 2010, as compared to the same period of 2009. The decrease was due primarily to a decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $7.2 million to $0.1 million, primarily due to clinical trial activities and other product development activities during the six months ended June 30, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs decreased by $0.6 million to $0.3 million, offset by an increase of $6.9 million in the PA program to $7.9 million, as compared to the same period of 2009. Other direct development costs and departmental expenses decreased by $0.6 million to $2.8 million primarily due to decreased personnel costs, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $1.7 million to $10.9 million for the six months ended June 30, 2010, as compared to the same period of 2009. The increase was due primarily to increased legal costs for patent defense, as compared to the same period of 2009. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income on cash investments was $62,270 and $387,731 for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2010. Our effective tax rate was 0% for the six month period ended June 30, 2010. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740, Income Taxes. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the six months ended June 30, 2010 and 2009, there were no such interest and penalties.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents, along with short-term investments, totaled $50.4 million, an increase of $3.7 million compared to December 31, 2009. The increase in cash was primarily due to the $20.0 million milestone payment received from AstraZeneca offset in part by operating expenses and development costs of the PA program. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $24.9 million in operating cash during the six months ended June 30, 2010 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.2 million accounts receivable for royalties under the GSK agreement and development work performed under the AstraZeneca agreement. Cash received from financing activities during the period totaled $0.3 million reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $3.5 million for the six months ended June 30, 2010. Cash used in operating activities was $13.8 million for the six months ended June 30, 2009. Net cash provided by investing activities during the six months ended June 30, 2010 totaled $2.3 million, and $4.5 million for the six months ended June 30, 2009 reflecting investing activities associated with the purchase and maturities of short-term securities. Cash required for our operating activities during 2010 is projected to increase from our 2009 requirements as a result of increased development activities. During the six months ended June 30, 2010 and June 30, 2009 we recorded non-cash stock-based compensation expense of $1.9 million and $2.7 million, respectively, associated with the grant of stock options and restricted stock.

As of June 30, 2010, we had $29.3 million in cash and cash equivalents and $21.1 million in short-term investments. Our cash operating expenses for 2010 may exceed those of 2009, should we decide to conduct phase 3 studies for our PA65020 product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

POZEN submitted three applications for grants under the Qualifying Therapeutic Discovery Project Program with the Internal Revenue Service, or IRS. The Patient Protection and Affordable Care Act (enacted on March 23, 2010) created a program providing $1 billion of federal subsidy for 50% of certain expenses incurred in 2009 and 2010 for projects of companies with < 250 employees with a reasonable potential to: result in new therapies to treat areas of unmet medical need; prevent, detect, or treat chronic diseases; reduce long-term healthcare costs in the US or significantly advance the goal of curing cancer within a 30-year period. The grants will be competitively awarded with priority given to projects with the greatest potential to create and sustain high-quality, high-paying jobs in the US and to advance US competitiveness in the fields of life, biological and medical sciences. The most any one company can receive is $5.0 million but depending on the number of eligible projects, the allocation per project may significantly smaller. There is no certainty that submitted applications will receive any grant proceeds; we expect to be notified at the end of October whether the IRS has approved or denied the applications.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred in pre-commercialization activities for our products for which we retain control and decide not to enter into additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our Treximet patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. . The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of GSK relating to Treximet and of AstraZeneca related to VIMOVO.

We have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $126.8 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of Treximet and VIMOVO, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates. For example, approval of Treximet for commercial use was significantly delayed by our receipt of two approvable letters, the first of which we received in June 2006 in which the FDA requested additional safety information on Treximet, some of which required new studies. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity.

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

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005, the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. Long-term cardiovascular safety studies were not required at for FDA approval of our VIMOVO. However, we cannot guarantee that such studies will not be required in the future if new information about naproxen safety concerns becomes available. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for our PN product candidates and other product candidates that contain NSAIDs.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. Manufacturing facilities may also be subject to state regulations. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, or applicable state regulations, which could result in a delay or an inability to manufacture the products. If we or our partners wish or need to identify an alternative manufacturer, delays in obtaining FDA approval of the alternative manufacturing facility could cause an interruption in the supply of our products.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in such a proceeding and the FDA approved a generic version of our product, such an outcome would have a material adverse effect on sales of Treximet, our business and our results of operations.

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

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop sales and distribution capabilities, either internally or through the use of third parties, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States or our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. We have decided to retain control of our PA product candidates. We have hired a chief commercial officer to evaluate the commercial opportunities for our product candidates and develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize future products ourselves. We cannot guarantee that, should we elect to develop our own internal sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we are collaborating in the development of VIMOVO, has publicly announced that it has filed a NDA for a combination product containing aspirin and esomeprazole which, if approved, may enter the market before and compete with our PA32540 product candidates.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement does not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010.

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of Treximet and VIMOVO as an alternative to other therapies;

•	the receipt and timing of regulatory approvals;

•	the availability of third-party reimbursement;

•	the indications for which the product is approved;

•	the rate of adoption by healthcare providers;

•	the rate of product acceptance by target patient populations;

•	the price of the product relative to alternative therapies;

•	the availability of alternative therapies;

•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;

•	the existence of adverse publicity regarding our products or similar products; and

•	the extent and severity of side effects as compared to alternative therapies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products, and we could be adversely affected by current and future health care reforms.

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

Our operating expenses for the six months ended June 30, 2010 totaled $22.0 million, including non-cash compensation expense of $1.9 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No.

123(R) on January 1, 2006. For fiscal years 2007 through 2009, our average annual operating expenses (including average non-cash deferred compensation of $5.2 million) were $55.3 million ($37.9 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of June 30, 2010, we had an aggregate of $50.4 million in cash, cash equivalents and short-term investments. Our operating expenses for 2010 and 2011 may exceed the net level of our operating expenses in 2009, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. country. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through July 28, 2010, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	POZEN Inc. 2010 Omnibus Equity Compensation Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

August 5, 2010	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 5, 2010	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 5, 2010	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	POZEN Inc. 2010 Omnibus Equity Compensation Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.