Form 10-Q
period 2010-09-30
POZEN INC /NC
filed 2010-10-29
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2010 was 29,904,347.

Index

POZEN Inc.
FORM 10-Q

For the Nine Months Ended September 30, 2010

- i -

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,787,947	$23,278,353
Short-term investments	34,785,899	23,432,100
Accounts receivable	4,452,381	1,146,072
Prepaid expenses and other current assets	1,121,041	1,259,255

Total current assets	50,147,268	49,115,780
Property and equipment, net of accumulated depreciation	73,018	43,830

Total assets	$50,220,286	$49,159,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416,775	$2,412,335
Accrued compensation	1,578,125	2,287,200
Accrued expenses and contract costs	3,763,625	3,501,262
Deferred revenue	—	7,201,080

Total current liabilities	7,758,525	15,401,877

Long-term liabilities:
Accrued contract costs	913,050	—
Total liabilities	8,671,575	15,401,877
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,897,602 and 29,825,365 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	29,898	29,825
Additional paid-in capital	176,822,251	173,715,127
Accumulated other comprehensive income	48,076	11,918
Accumulated deficit	(135,351,514)	(139,999,137)

Total stockholders’ equity	41,548,711	33,757,733

Total liabilities and stockholders’ equity	$50,220,286	$49,159,610

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue:
Licensing revenue	$4,345,725	$14,290,273	$39,412,764	$22,428,582
Development revenue	3,990	-	97,179	5,536,053

Total revenue	4,349,715	14,290,273	39,509,943	27,964,635

Operating expenses:
General and administrative	7,019,534	3,442,926	17,901,386	12,654,088
Research and development	5,982,171	4,274,151	17,088,901	16,858,763

Total operating expenses	13,001,705	7,717,077	34,990,287	29,512,851

Interest and other income	65,697	84,390	127,967	472,122

Income (loss) before income tax expense	(8,586,293)	6,657,586	4,647,623	(1,076,094)
Income tax expense	-	-	-	-

Net income (loss) attributable to common stockholders	$(8,586,293)	$6,657,586	$4,647,623	$(1,076,094)

Basic net income (loss) per common share	$(0.29)	$0.22	$0.16	$(0.04)

Shares used in computing basic net income (loss) per common share	29,897,602	29,825,365	29,871,407	29,809,799

Diluted net income (loss) per common share	$(0.29)	$0.22	$0.15	$(0.04)

Shares used in computing diluted net income (loss) per common share	29,897,602	30,023,987	30,229,225	29,809,799

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities
Net income (loss)	$4,647,623	$(1,076,094)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,482	1,335
Loss on sale of fixed assets	—	27,798
Bond accretion/(amortization)	370,602	(313,393)
Noncash compensation expense	2,807,672	3,881,735
Changes in operating assets and liabilities:
Accounts receivable	(3,306,309)	6,915,339
Prepaid expenses and other current assets	138,214	289,412
Accounts payable and other accrued expenses	470,778	(11,017,317)
Deferred revenue	(7,201,080)	(9,258,531)

Net cash used in operating activities	(2,051,018)	(10,549,716)
Investment activities
Purchase of equipment	(50,670)	—
Purchase of investments	(42,429,681)	(22,570,431)
Maturities of investments	30,741,438	28,587,181

Net cash (used in) provided by investing activities	(11,738,913)	6,016,750
Financing activities
Proceeds from issuance of common stock	299,525	32,701

Net cash provided by financing activities	299,525	32,701

Net decrease in cash and cash equivalents	(13,490,406)	(4,500,265)
Cash and cash equivalents at beginning of period	23,278,353	26,119,249

Cash and cash equivalents at end of period	$9,787,947	$21,618,984

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company focused primarily on products for the treatment of acute and chronic pain and other pain-related conditions. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. The Company has decided to retain control of certain of its product candidates and is evaluating how best to commercialize such product candidates. If the Company elects to commercialize future products ourselves, it would record sales of such products as revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 9, 2010 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued expenses, including contracted costs—Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as costs associated with clinical trials. Specifically, the Company must make estimates of costs incurred to date but not yet paid for or not yet invoiced in relation to contracted, external costs. The Company analyzes the progress of product development, clinical trial and related activities, invoices received, amounts paid, and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Certain accrued contract costs, estimated to be payable after more than twelve months, are classified as long term liabilities rather than as accrued expenses.

The Company believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the extent of services performed on or before a given date and the cost of such, paid and unpaid, involves subjective judgments and estimates and often must be based upon information provided by third parties. In the event that management does not identify certain contract costs which have begun to be incurred or under- or over-estimates the extent of services performed or the costs of such services, management adjusts costs during the period in which the information becomes available.

Index

Revenue Recognition— The Company records revenue under two categories: licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

•
The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by three months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $7.2 and $9.3 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the nine months ended September 30, 2010 and 2009, respectively, and recognized $3.1 million for the three months ended September 30, 2009. The revenue was fully amortized as of June 30, 2010.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second quarter of 2010, we received a $20.0 million milestone payment from AstraZeneca and during the third quarter of 2009, we received a $10.0 million milestone payment from AstraZeneca. These payments were recorded as licensing revenue in the accompanying statements of operations.

Treximet and VIMOVO royalty revenue is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. During the three and nine months ended September 30, 2010, the Company recognized $3.9 million and $11.8 million for Treximet, respectively, and $0.5 million and $0.5 million for VIMOVO, respectively, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the three and nine months ended September 30, 2009, the Company recognized $1.2 million and  $3.2 million, respectively, of royalty revenue for Treximet which is included within the licensing revenue in the accompanying statements of operations. During the three and nine months ended September 30, 2009, the Company recognized no royalty revenue for VIMOVO.

Index

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

Development revenue and direct billed costs for the three and nine months ended September 30, 2010 and 2009 were the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Development Revenue	$3,990	$-	$97,179	$5,536,053
Direct Costs	$7,092	$-	$55,031	$3,903,408

Investments— Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. The Company recorded income on cash investments of $65,700 and $84,400 for the three months ended September 30, 2010 and 2009, respectively, including bond amortization and accretion for bonds purchased at a premium or discount. For the nine months ended September 30, 2010 and 2009, the Company recorded $128,000 and $472,100 in income on investments, respectively. As of September 30, 2010 and 2009, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of September 30, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$11,916,190	$9,726	$(88)	$11,925,828
Corporate notes	22,821,633	38,718	(280)	22,860,071
Total short-term investments	$34,737,823	$48,444	$(368)	$34,785,899

Short-term investments consisted of the following as of December 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$20,679,695	$13,065	$-	$20,692,760
Corporate notes	2,740,487	1,623	(2,770)	2,739,340
Total short-term investments	$23,420,182	$14,688	$(2,770)	$23,432,100

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is invested in interest-bearing investment-grade securities. Cash is restricted to the extent of a $42,000 letter of credit, maintained in compliance with the terms of the Company’s office lease.

Index

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of September 30, 2010, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, the income approach, and/or the cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at September 30, 2010.

The following table sets forth our financial instruments carried at fair value as of September 30, 2010 and December 31, 2009:

	Financial Instruments
	Carried at Fair Value
	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$9,787,947	$23,278,353
Short-term investments	34,785,899	23,432,100
Total cash and investments	$44,573,846	$46,710,453

Index

      The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of September 30, 2010:

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$9,787,947	$—	$—	$9,787,947
Short-term investments	—	34,785,899	—	34,785,899
Total cash and investments	$9,787,947	$34,785,899	$—	$44,573,846

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

Accumulated Other Comprehensive Income— Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $48,076 of unrealized gains on its investments at September 30, 2010 and $11,918 of unrealized gains at December 31, 2009.

Comprehensive income (loss) consists of the following components for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(8,586,293)	$6,657,586	$4,647,623	$(1,076,094)
Change in unrealized gain/(loss) on marketable securities	58,472	(23,187)	36,158	(172,487)
Total comprehensive income (loss)	$(8,527,821)	$6,634,399	$4,683,781	$(1,248,581)

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

Index

A summary of all stock awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2009	3,836	257	114	4,207
2010 grants	532	—	98	630
2010 exercises	(61)	—	(11)	(72)
2010 forfeitures	(166)	(32)	—	(197)

Awards outstanding at 9/30/2010	4,141	225	201	4,568

Our statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009 includes the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$213,676	$488,338	$815,436	$1,337,967
General and administrative	693,605	717,192	1,992,236	2,543,768
Operating expense	907,281	1,205,530	2,807,672	3,881,735
Tax benefit	-	-	-	-
Net expense	$907,281	$1,205,530	$2,807,672	$3,881,735

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.8 years was $4.5 million at September 30, 2010 and over an estimated weighted-average amortization period of 1.7 years was $5.2 million at September 30, 2009.

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

In June 2010, our stockholders approved the POZEN Inc. 2010 Equity Compensation Plan, or the 2010 Plan. The 2010 Plan is a successor incentive compensation plan to the 2000 Plan and provides the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. The 2000 Plan was merged with and into the 2010 Plan and all grants outstanding under the 2000 Plan were issued or transferred under the 2010 Plan. No further grants will be made under the 2000 Plan.

Index

The 2010 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, and other stock-based awards, such as restricted stock units and stock appreciation rights (“SARs”), to employees, non-employee directors, and consultants and advisors who perform services for us and our subsidiaries. The 2010 Plan authorizes up to 7,452,327 shares of common stock for issuance, which includes 2,000,000 shares of our common stock which are in excess of the number of shares previously reserved under the 2000 Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The Compensation Committee of the Board of Directors, which administers the 2010 Plan, will determine the terms and conditions of options, including when they become exercisable. Neither our Board nor the Committee can amend the 2010 Plan or options previously granted under the Plan to permit a repricing of options or SARs, without prior stockholder approval. If options granted under the 2010 Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the 2010 Plan.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2010 and 2009 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected volatility	72.2%	72.5%	70.9 – 74.3%	72.5 – 77.8%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.71%	2.7%	1.71 – 2.7%	2.2 – 2.95%

For the three and nine months ended September 30, 2010 and 2009, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and nine months ended September 30, 2010 and 2009, the expected term was based upon average historical terms to exercise. The risk-free interest rate for periods within the contractual life of the option is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2010 and 2009 was based on historical rates. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2010	3,836	$9.29	5.0	$662
Granted	472	6.50
Exercised	(41)	4.16
Forfeited or expired	(24)	8.34
Outstanding at March 31, 2010	4,243	$9.07	5.2	$6,271
Exercisable at March 31, 2010	2,978	$9.33	4.4	$4,608
Granted	56	7.51
Exercised	(21)	6.32
Forfeited or expired	(60)	9.36
Outstanding at June 30, 2010	4,218	$9.06	5.1	$1,700
Exercisable at June 30, 2010	2,953	$9.40	4.2	$1,232
Granted	4	6.91
Exercised	-	-
Forfeited or expired	(81)	10.31
Outstanding at September 30, 2010	4,141	$9.03	4.9	$1,796
Exercisable at September 30, 2010	2,923	$9.39	4.0	$1,309

Index

A summary of the time-based stock awards as of September 30, 2009, and changes during the three and nine months ended September 30, 2009, is as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2009	3,732	$9.86	5.2	$197
Granted	459	5.66
Exercised	(34)	0.89
Forfeited or expired	(61)	12.79
Outstanding at March 31, 2009	4,096	$9.49	5.5	$816
Exercisable at March 31, 2009	2,839	$8.93	4.9	$607
Granted	48	7.75
Exercised	(1)	2.02
Forfeited or expired	(188)	9.46
Outstanding at June 30, 2009	3,955	$9.39	5.4	$2,926
Exercisable at June 30, 2009	2,742	$9.03	4.8	$2,018
Granted	100	6.65
Exercised	-	-
Forfeited or expired	(34)	13.36
Outstanding at September 30, 2009	4,021	$9.29	5.3	$2,362
Exercisable at September 30, 2009	2,773	$9.08	4.5	$1,562

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six month periods ended September 30, 2010 and 2009 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2010 was $0.2 million. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2009 was $0.2 million. No options were exercised during the three months ended September 30, 2010 and September 30, 2009.

Restricted Stock and Restricted Stock Units

For the three and nine months ended September 30, 2010, the Company recognized $60,000 and $151,000, respectively, in compensation expense related to restricted stock units. For the three and nine months ended September 30, 2009, the Company recognized $26,000 and $104,000, respectively, in compensation expense related to restricted stock units. As of September 30, 2010, there was an aggregate $0.6 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $11,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89, and $490,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50 and $56,000 unrecognized compensation expense related to unvested restricted stock units under the 2010 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.29. During the third quarter of 2010, no restricted stock units were forfeited. As of September 30, 2010, there was no unrecognized compensation expense related to the May 2004 award of 98,135 restricted stock units. There were 101,667 unvested restricted stock units outstanding at September 30, 2010.

Index

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. Total expense related to these awards for the nine months ended September 30, 2010 was $0.5 million, while total expense for the three and nine months ended September 30, 2009 was $0.3 million and $0.9 million, respectively. There was no expense related to these awards for the three months ended September 30, 2010.

As of September 30, 2010, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 31,650 awards forfeited during the nine months ended September 30, 2010. No performance-based awards were exercised during the nine months ended September 30, 2010. At September 30, 2010, the performance-based options had no intrinsic value and a remaining contractual life of 7.6 years.

Net Income (Loss) Per Share—Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2010 and 2009. During the three and nine months ended September 30, 2010 and 2009, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	29,897,602	29,825,365	29,871,407	29,809,799
Effect of dilutive employee and director awards	-	198,622	357,818	-
Diluted weighted-average shares outstanding and assumed conversions	29,897,602	30,023,987	30,229,225	29,809,799

Index

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

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $272,100 at September 30, 2010.

New Accounting Pronouncements— The Accounting Standards Codification (“ASC”) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on its financial statements.

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

Index

Contingencies—The Company and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, Teva Pharmaceuticals USA, or Teva, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s. We have incurred $12.6 million, cumulatively, in legal fees through the end of third quarter 2010. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Index

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

Overview

We are a pharmaceutical company focused on transforming medicine that can transform lives. We operate a business model that focuses on the following:

●	developing innovative products that address unmet medical needs in the marketplace;

●	obtaining patents for those innovative ideas which we believe have value in the marketplace;

●	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

●	developing a regulatory pathway with the appropriate agency; and

●	determining how best to commercialize our products.

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

Index

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

               We have developed VIMOVO™ with AstraZeneca AB, or AstraZeneca. VIMOVO™ (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, the FDA approved VIMOVO™ for the relief of the signs and symptoms of osteoarthritis (OA), rheumatoid arthritis (RA) and ankylosing spondylitis (AS) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO™, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The FDA has decided to reconsider this issue and has announced that a meeting of its Gastrointestinal Advisory Board (Advisory Board) will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint, the impact on marketed products like VIMOVO, which were approved based on the results of pivotal trials using these endpoints, is unclear.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. The Member States are now pursuing pricing and reimbursement and national approvals.

Index

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA has decided to reconsider this issue and has announced that a meeting of is Advisory Board will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint, it is possible that the FDA may not continue to accept the principles set forth in the SPA for PA32540, and we may be required to redesign our pivotal Phase 3 trials for PA32540 and conduct additional clinical trials using other endpoints, which will require additional expense and delay NDA approval, or we may be required to commit to conduct additional post-approval studies if the product candidate is approved. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis (OA) and similar conditions and have scheduled a meeting with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In additional, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

Index

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2010, our accumulated deficit was approximately $135.4 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 70% of our total operating expenses. For the nine months ended September 30, 2010, our research and development expenses represented approximately 49% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

●	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

●
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

●	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

●
Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;

●	Our ability to commercialize our products either by ourselves or with commercial partners in a highly regulated and extremely competitive marketplace; and

●	The acquisition and/or in-licensing, and development of our therapeutic product candidates.

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

Index

Status and Expenses Related to Our Approved Products and Product Candidates

               There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $11.8 million for the nine months ended September 30, 2009, and $13.2 million for the nine months ended September 30, 2010. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $4.9 million for the nine months ended September 30, 2009, and $3.6 million for the nine months ended September 30, 2010. Total compensation for 2009 included a $1.3 million charge for non-cash compensation for stock option expense and a $0.8 million charge for non-cash compensation for stock option expense for 2010. Other research and development department costs were $0.2 million for the nine months ended September 30, 2009, and $0.3 million for the nine months ended September 30, 2010.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $111,300 for the nine months ended September 30, 2010. We incurred total direct development costs of $26.1 million associated with the development of our MT 400 and Treximet programs. We recorded in the nine months ended September 30, 2010, $11.8 million of Treximet royalty revenue, of which $3.9 million is in accounts receivable at September 30, 2010. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were been consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

Index

PN/VIMOVO Program

Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Under our agreement with AstraZeneca, we are co-developing with AstraZeneca, and AstraZeneca will commercialize, proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO® (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis (“OA”), rheumatoid arthritis (“RA”) and ankylosing spondylitis (“AS”) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

In early 2006, we submitted an SPA to the FDA for our pivotal Phase 3 clinical trials for PN 200. The SPA is a process in which the FDA provides evaluations and guidance on clinical trial protocols for pivotal Phase 3 clinical trials. In April 2006, we announced that we had reached an agreement with the FDA on the Phase 3 pivotal clinical trials for PN 200 for the treatment of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis in patients at risk of developing NSAID-associated gastric ulcers. We also reached agreement with the FDA that the development program and study design proposed for PN 200 would be applicable to a product that contained an isomer of omeprazole combined with naproxen. In light of our collaboration agreement with AstraZeneca, we, along with AstraZeneca met with the FDA and confirmed the core development program and the principles in the SPA already agreed upon do apply to the new product consisting of proprietary fixed dose combinations of esomeprazole magnesium with naproxen.

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA has decided to reconsider this issue and has announced that an Advisory Board meeting will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint the impact on marketed products like VIMOVO, which were approved based on the results of pivotal trials using these endpoints, is unclear.

Index

Based upon the FDA’s earlier confirmation that gastric ulcer incidence was an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we conducted a long-term, open label safety study for VIMOVO. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. We received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. On April 30, 2010, VIMOVO was approved by FDA for the relief of the signs and symptoms of osteoarthritis (OA), rheumatoid arthritis (RA) and ankylosing spondylitis (AS) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. We received a $20.0 million milestone payment from AstraZeneca in May 2010 in connection with such approval. As required by the terms of our agreement with AstraZeneca, we transferred ownership of the NDA and other regulatory filings for VIMOVO to AstraZeneca on June 1, 2010, and AstraZeneca now has responsibility for all ongoing regulatory obligations for the product in the U.S., including post marketing clinical trial requirements, in addition to responsibility for all regulatory obligations outside the U.S.

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. The Member States are now pursuing pricing and reimbursement and national approvals. We will receive a $25.0 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S market.

We incurred direct development costs associated with the development of our PN program of $123,000 for the nine months ended September 30, 2010, of which, $97,000 was funded by development revenue from AstraZeneca. We incurred total direct development cost of $95.8 million associated with the development of our PN program of which $57.0 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, where as < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA has decided to reconsider this issue and has announced that an Advisory Board meeting will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint, we may be required to redesign our pivotal Phase 3 trials for PA32540 described below and conduct additional clinical trials using other endpoints, which will require additional expense and delay NDA approval, or we may be required to commit to conduct additional post-approval studies if the product candidate is approved.

Based upon the FDA’s earlier confirmation that gastric ulcer incidence was an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex-vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2009) and O’Donoghue et al (TIMI 38 2009)]. The FDA assessment of these data and the implication to a future PA32540 label are not known at this time.

Index

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA to discuss with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis (OA) and similar conditions and have scheduled a meeting with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In additional, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

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

We incurred direct development costs associated with the development of our PA program of $12.6 million during the nine months ended September 30, 2010. We incurred total direct development cost of $32.8 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

Index

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On September 30, 2010, we accrued $3.9 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20 million payment for the NDA approval of VIMOVO. We will receive an additional $25.0 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market and up to $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved.

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

On September 30, 2010, we accrued $0.5 million of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

Index

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net income (loss) per share: Net loss attributable to common stockholders for the three months ended September 30, 2010 was $(8.6) million or $(0.29) per share, on a diluted basis, as compared to a net income of $6.7 million, or $0.22 per share, on a basic and diluted basis, for the three months ended September 30, 2009. The net income (loss) for the three months ended September 30, 2010 included a $(0.9) million or $(0.03) per share charge for non-cash stock-based compensation expense as compared to $1.2 million or $0.04 per share for the same period of 2009.

Revenue: We recognized total revenue of $4.3 million for the three months ended September 30, 2010 as compared to total revenue of $14.3 million for the three months ended September 30, 2009. The decrease in revenue was primarily due to the September 2009 receipt of a $10.0 million milestone payment received from AstraZeneca for the FDA’s acceptance of the NDA for VIMOVO. Licensing revenue for the three months ended September 30, 2010 was $4.3 million compared to $14.3 million for 2009. Development revenue was $4,000 for the three months ended September 30, 2010 and there was no development revenue for the three months ended September 30, 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. As of September 30, 2010, all deferred revenue has been recognized. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $7,100 for the three months ended September 30, 2010. There were no costs associated with the billed direct costs for the three months ended September 30, 2009. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. Our collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $1.7 million to $6.0 million for the three months ended September 30, 2010, as compared to the same period of 2009. The increase was due primarily to an increase in direct development costs for our PA program. Direct development costs for our PA program increased by $2.2 million to $4.7 million, primarily due to clinical trial activities and other product development activities during the three months ended September 30, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs and other departmental expenses decreased by $0.5 million to $1.3 million, primarily due to decreased personnel costs, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $3.6 million to $7.0 million for the three months ended September 30, 2010, as compared to the same period of 2009. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, as compared to 2009. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income on cash investments was $65,700 and $84,400 for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net income (loss) per share: Net income attributable to common stockholders for the nine months ended September 30, 2010 was $4.6 million or $0.15 per share, on a diluted basis, as compared to a net loss of $(1.1) million, or $(0.04) per share, on a basic and diluted basis, for the nine months ended September 30, 2009. The net income (loss) for the nine months ended September 30, 2010 included a $2.8 million or $0.09 per share charge for non-cash stock-based compensation expense as compared to $(3.9) million or $(0.13) per share for the same period of 2009.

Index

Revenue: We recognized total revenue of $39.5 million for the nine months ended September 30, 2010 as compared to total revenue of $28.0 million for the nine months ended September 30, 2009. The increase in revenue was primarily due to the receipt of a $20.0 million milestone payment from AstraZeneca for the FDA approval of VIMOVO in the second quarter of 2010 as compared to a $10.0 million milestone payment for the FDA acceptance of the NDA in the third quarter of 2009. For the nine months ended September 30, 2010, there was a $9.0 million increase in Treximet royalty revenue along with first time VIMOVO royalty revenue, partially offset by a decrease of $5.4 million in development revenue, compared to 2009. Licensing revenue for the nine months ended September 30, 2010 was $39.4 million compared to $22.4 million for 2009. Development revenue was $97,000 for the nine months ended September 30, 2010 compared to $5.5 million for 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. All deferred revenue has been recognized as of September 30, 2010. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $55,000 and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. Our collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $230,000 to $17.1 million for the nine months ended September 30, 2010, as compared to the same period of 2009. The increase was due primarily to an increase in direct development costs for our PA program. Direct development costs for our PA program increased by $9.0 million to $12.6 million, while the PN program decreased by $7.2 million to $0.1 million, primarily due to increases or decreases in the clinical trial activities and other product development activities during the nine months ended September 30, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs decreased by $0.4 million to $0.6 million, as compared to the same period of 2009. Other direct development costs and departmental expenses decreased by $1.2 million to $3.8 million primarily due to decreased personnel costs, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

General and administrative: General and administrative expenses increased by $5.2 million to $17.9 million for the nine months ended September 30, 2010, as compared to the same period of 2009. The increase was due primarily to increased legal costs for patent defense, as compared to the same period of 2009. General and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income on cash investments was $0.1 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2010. Our effective tax rate was 0% for the nine month period ended September 30, 2010. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2007. However, the loss carryforwards generated prior to 2007 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine months ended September 30, 2010 and 2009, there were no such interest and penalties.

Index

Liquidity and Capital Resources

                At September 30, 2010, cash and cash equivalents, along with short-term investments, totaled $44.6 million, a decrease of $2.1 million compared to December 31, 2009. The decrease in cash was primarily due to the operating expenses for the period offset in part by a $20.0 million milestone payment received from AstraZeneca in the second quarter along with cash receipts for royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $29.0 million in operating cash during the nine months ended September 30, 2010 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.5 million accounts receivable for royalties under the GSK agreement and development work performed under the AstraZeneca agreement. Cash received from financing activities during the period totaled $0.3 million reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $2.1 million and $10.5 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Net cash used in investing activities during the nine months ended September 30, 2010 totaled $11.7 million, and net cash provided by investing activities for the nine months ended September 30, 2009 totaled $6.0 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2010 is projected to increase from our 2009 requirements as a result of increased development activities. During the nine months ended September 30, 2010 and September 30, 2009 we recorded non-cash stock-based compensation expense of $2.8 million and $3.9 million, respectively, associated with the grant of stock options and restricted stock.

As of September 30, 2010, we had $9.8 million in cash and cash equivalents and $34.8 million in short-term investments. Our operating expenses for 2010 and 2011 may exceed the net level of our operating expenses in 2009, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. market. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

Index

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. . The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or the patent infringement lawsuits against Par, Alphapharm, and Dr. Reddy’s. Furthermore, we will continue to incur expenses in connection with these lawsuits if either we or the defendants chose to appeal the outcome of the District Court case, which expenses may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $135.4 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

Index

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

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the primary endpoint in the ongoing Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA has decided to reconsider this issue and has announced that an Advisory Board meeting will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint, we may be required to redesign our pivotal Phase 3 trials for PA32540 described below and conduct additional clinical trials using other endpoints, which will require additional expense and delay NDA approval, or we may be required to commit to conduct additional post-approval studies if the product candidate is approved. The impact on marketed products like VIMOVO, which were approved based on the results of pivotal trials using these endpoints, is unclear. There can be no assurance that the FDA will reach a timely decision with respect to an acceptable endpoint and, if so, the impact of such decision on our products and product candidates.

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

Index

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA has since decided to reconsider this issue and has announced that an Advisory Board meeting will be held on November 4, 2010, which will discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. If the Advisory Board recommends and the FDA accepts a recommendation that endoscopic gastric ulcers are no longer an acceptable endpoint, we may be required to redesign our pivotal Phase 3 trials for PA32540 described below and conduct additional clinical trials using other endpoints, which will require additional expense and delay NDA approval, or we may be required to commit to conduct additional post-approval studies if the product candidate is approved. AstraZeneca may also be required to conduct additional post-approval studies of VIMOVO. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

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

Index

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

Index

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009 and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. Discovery in the litigation is in process and the case is currently scheduled for trial in the fourth quarter of 2010. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

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

Index

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee would be payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca has the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which have submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against the four companies in the federal court of the United State District Court for the Eastern District of Texas. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

Other risks associated with our collaborative and contractual arrangements with others include the following:

●	we may not have day-to-day control over the activities of our contractors or collaborators;
●	our collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products we develop with them;
●	third parties may not fulfill their regulatory or other obligations;
●	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and
●	disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

Index

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

Our costs associated with our human clinical trials vary based on a number of factors, including:

●	the order and timing of clinical indications pursued;
●	the extent of development and financial support from collaborative parties, if any;
●	the need to conduct additional clinical trials or studies;
●	the number of patients required for enrollment;
●	the difficulty of obtaining sufficient patient populations and clinicians;
●	the difficulty of obtaining clinical supplies of our product candidates; and
●	governmental and regulatory delays.

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

Many of these competitors, either alone or together with their collaborative parties, also have significantly greater experience than we do in:

●	developing product candidates;
●	undertaking preclinical testing and human clinical trials;
●	obtaining FDA and other regulatory approvals of product candidates; and
●	manufacturing and marketing products.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it has elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently has regulatory exclusivity through April 15, 2011. Treximet may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies. Written and document discovery are in progress.

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. A decision is expected by the end of the year.

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

Index

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

●	the acceptance by physicians and third-party payors of Treximet and VIMOVO as an alternative to other therapies;
●	the receipt and timing of regulatory approvals;
●	the availability of third-party reimbursement;
●	the indications for which the product is approved;
●	the rate of adoption by healthcare providers;
●	the rate of product acceptance by target patient populations;
●	the price of the product relative to alternative therapies;
●	the availability of alternative therapies;
●	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
●	the existence of adverse publicity regarding our products or similar products; and
●	the extent and severity of side effects as compared to alternative therapies.

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

In the future, we may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

●	the progress of our research and development programs;
●	the progress of preclinical studies, clinical and other testing or the need conduct additional trials, studies or other testing;
●	the time and cost involved in obtaining any regulatory approvals;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the effect of competing technological and market developments;
●	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;
●	the effect of changes and developments in, or termination of, our collaborative, license and other relationships;
●	the terms and timing of any additional collaborative, license and other arrangements that we may establish; and
●	our ability to commercialize or arrange for the commercialization of our product candidates.

Index

Our operating expenses for the nine months ended September 30, 2010 totaled $35.0 million, including non-cash compensation expense of $2.8 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2007 through 2009, our average annual operating expenses (including average non-cash deferred compensation of $5.2 million) were $55.3 million ($37.9 million net of development revenue received from AstraZeneca for development activities performed under the agreement). As of September 30, 2010, we had an aggregate of $44.6 million in cash, cash equivalents and short-term investments. Our operating expenses for 2010 and 2011 may exceed the net level of our operating expenses in 2009, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities through 2011. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet, an assumption of new royalty revenue from AstraZeneca’s sale of VIMOVO and an assumption that we will receive a $25 million milestone if VIMOVO receives approval (including pricing and reimbursement approval) in a major ex-U.S. country. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate, then, as a result of these or other factors, we may need to raise additional capital.

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

Index

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, we anticipate making significant expenditures to grow a sales force to sell such products and expand our marketing capabilities to support such growth. In order to successfully exploit our future products, we must successfully market and sell our products and establish or develop the needed third party contracts to market and distribute these products. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

●●	developing our own commercial team will be expensive and time-consuming and could result in high cash burn or reduced profitability;
●●	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
●●	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
●●	failure to acquire sales personnel that can effectively obtain access to or persuade adequate numbers of physicians to prescribe our products;
●●	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent sales and marketing organization;
●●	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
●●	our ability to fund our commercialization efforts on terms acceptable to us, if at all.

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

Index

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through October 22, 2010, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Index

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding share are held by four other stockholders, with no one stockholder beneficially owning greater than 8% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective January 15, 2009, for an offering under which we may register up to 8,540,000 shares of our common stock for sale to the public in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to 540,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

POZEN Inc. (Registrant)
October 29, 2010	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
October 29, 2010	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

October 29, 2010	By:	/s/ JOHN E. BARNHARDT
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