Form 10-K
period 2010-12-31
POZEN INC /NC
filed 2011-03-10
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2010 was approximately $184,863,717. As of February 21, 2011, there were outstanding 29,904,347 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the POZEN Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

POZEN INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “Item 1A — Risk Factors.” We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. We operate a business model that focuses on the following:

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

VIMOVO

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO™, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The FDA decided to obtain further advice on this issue and held a meeting of its Gastrointestinal Advisory Board (Advisory Board) on November 4, 2010, to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals.

Our Principal Product Candidates

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

We are aware of publications and changes to the Plavix® label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a potential drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).” The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2010) and O’Donoghue et al (TIMI 38 2009)]. FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a warning regarding the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2010, our accumulated deficit was approximately $116.9 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 70% of our total operating expenses. For the fiscal year ended December 31, 2010, our research and development expenses represented approximately 49% of our total operating expenses.

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

•

Leverage development and commercialization efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted and plan to continue to contract with third parties for product candidate testing, development, manufacturing and commercialization activities.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2010 total triptan sales in the U.S. were approximately $1.6 billion. Sumatriptan is the leading triptan product. There are currently three types of sumatriptan formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for generic sumatriptan in all dosage forms totaled approximately $361 million in 2010, while sales of Imitrex®, marketed by GlaxoSmithKline, in all dosage forms totaled approximately $114 million in 2010. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK has conducted market support studies for Treximet, including evaluations in a pediatric population. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008, and GSK now has responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $170,500 for the fiscal year ended December 31, 2010. We incurred total direct development costs of $26.2 million associated with the development of our MT 400 and Treximet programs. We recorded in the fiscal year ended December 31, 2010, $15.4 million of Treximet royalty revenue, of which $4.0 million is in accounts receivable at December 31, 2010. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The court has not made a ruling as of the filing date of this report.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdrawal its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet.

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

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2010, approximately 92 million prescriptions were dispensed for oral anti-arthritis NSAIDs for the management of pain. Prescription sales of oral anti-arthritis NSAIDs in the U.S. in 2010 were $2.7 billion. In spite of their widespread use and apparent safety, according to the Agency for Healthcare Research and Quality Statistical Brief released in December 2008, in 2006, there were approximately 16,300 deaths and 246,000 hospitalizations with a primary diagnosis of upper gastrointestinal, or GI, bleeding. The most common underlying conditions of GI bleeding were gastric, duodenal, peptic, or gastroduodenal ulcers or perforations, conditions frequently associated with NSAID use. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

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

Our agreement with AstraZeneca covers the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO® (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity.

Based upon the FDA’s earlier confirmation that gastric ulcer incidence was an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we conducted a long-term, open label safety study for VIMOVO. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. We received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. On April 30, 2010, VIMOVO was approved by FDA for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. We received a $20.0 million milestone payment from AstraZeneca in May 2010 in connection with such approval. As required by the terms of our agreement with AstraZeneca, we transferred ownership of the NDA and other regulatory filings for VIMOVO to AstraZeneca on June 1, 2010, and AstraZeneca now has responsibility for all ongoing regulatory obligations for the product in the U.S., including post marketing clinical trial requirements, in addition to responsibility for all regulatory obligations outside the U.S.

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals.

We incurred direct development costs associated with the development of our PN program of $167,000 for the fiscal year ended December 31, 2010, of which, $132,000 was funded by development revenue from AstraZeneca. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Status of Our Product Candidates and Exploratory Programs

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, whereas < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540.

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

We are aware of publications and changes to the Plavix label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).” The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex-vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2010) and O’Donoghue et al (TIMI 38 2009)]. The FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a warning regarding the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

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

We incurred direct development costs associated with the development of our PA program of $16.7 million during the fiscal year ended December 31, 2010. We incurred total direct development cost of $36.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On December 31, 2010, we accrued $4.0 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdrawal its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20.0 million payment for the NDA approval of VIMOVO. We also received an additional $25.0 million milestone in December 2010 when VIMOVO received approval (including pricing and reimbursement approval) in a major ex-U.S. market and up to $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved.

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

We retained responsibility for the development and filing of the NDA for the product in the U.S. AstraZeneca is responsible for all development activities outside the U.S., as well as for all manufacturing, marketing, sales and distribution activities worldwide. We agreed to bear all expenses related to certain specified U.S. development activities. All other development expenses, including all manufacturing-related expenses, will be paid by AstraZeneca. The agreement established joint committees with representation of both us and AstraZeneca to manage the development and commercialization of the product. The committees operate by consensus, but if consensus cannot be reached, we generally will have the deciding vote with respect to development activities required for marketing approval of the product in the U.S. and AstraZeneca generally will have the deciding vote with respect to any other matters.

At December 31, 2010, we accrued $15,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2010, total triptan sales in the U.S. were approximately $1.6 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $114 million in 2010, according to IMS.

Narcotics such as codeine and drugs containing analgesic/narcotic combinations, along with other non-narcotic pain medications, are also used for the treatment of migraine. Our migraine product does compete with one or more of these existing migraine therapeutics, as well as any therapies developed in the future. Based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals will be our principal competitors for our migraine product candidates.

The competition for our PN products that receive regulatory approval will come from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.7 billion in 2010, of which 63% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

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

We have eight issued U.S. patents and seven pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

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

We also have an issued U.S. patent with claims relating to formulations of MT 400 which, we expect to expire in October 2025. We have additional pending U.S. and foreign patent applications with claims directed to formulations of MT 400 which, if issued, we expect to expire in 2027.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages.

PN/PA

We have issued patents in the U.S., Australia, Canada, Europe, Mexico and Eurasia, with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patents also have claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDs and to various treatment methods involving such compositions. The issued U.S. patent and related U.S. patent applications will expire on February 28, 2023. We expect the foreign patents, as well as additional patents which issue from the pending foreign patent applications, to expire on May 31, 2022.

We, together with AstraZeneca, have filed joint patent applications relating to VIMOVO. We expect any patents which issue from these applications to expire in 2029 and 2030. We have filed an additional U.S. Patent application relating to VIMOVO. We expect any patents which issue from this application to expire in 2023. We have filed an additional patent application related to PA. We expect any patents which issue from this application to expire in 2030.

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2010 for the fiscal year 2011, the user fee for an application requiring clinical data, such as an NDA, is $1,542,000. PDUFA also imposes an annual product fee for each marketed prescription drug ($86,520), and an annual establishment fee ($497,200) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

The status of the NDAs we have submitted to the FDA for Treximet, and VIMOVO is discussed above in “MT400/Treximet,” “PN/VIMOVO Program,” and “Status of Our Product Candidates and Exploratory Programs” – PA Program”

In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

Employees

As of February 21, 2011, we had a total of 29 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 29 employees, 13 hold advanced degrees, including three with M.D., Pharm.D. or Ph.D. degrees.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 21, 2011, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	57	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	56	Senior Vice President, Finance and Administration, Chief Financial Officer

Elizabeth A. Cermak, MBA	53	Executive Vice President, Chief Commercial Officer

Gilda M. Thomas, JD	56	Senior Vice President, General Counsel

John E. Barnhardt, CPA	61	Vice President, Finance & Administration

John G. Fort, MD, MBA	56	Chief Medical Officer

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

We have incurred significant losses since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $116.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

Our only current potential sources of revenue are the payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. We have received all remaining regulatory milestone payments under our collaboration agreements with GSK and AstraZeneca.

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

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the primary endpoint in the ongoing Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently.

Further, additional information about the potential risks of marketed drugs may affect the regulatory approval environment, or the FDA’s approval policies, for new product candidates. For example, in February 2005 an advisory committee convened by the FDA met to address the potential cardiovascular risks of COX-2 selective NSAIDs and related drugs in response to disclosures made about possible adverse effects from the use of some of these drugs. On April 7, 2005, the FDA issued a Public Health Advisory, or the Advisory, based, in part, upon the recommendations of the advisory committee. The Advisory stated that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. Long-term cardiovascular safety studies were not required at for FDA approval of our VIMOVO. However, we cannot guarantee that such studies will not be required in the future if new information about naproxen safety concerns becomes available. We will continue to evaluate and review with the FDA its expectations and recommendations regarding the efficacy and safety requirements and study design necessary to support approval of NDAs for product candidates we may develop that contain NSAIDs.

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

In the U.S., an NDA or supplement must be filed with respect to each indication for which marketing approval of a product is sought. Each NDA, in turn, requires the successful completion of preclinical, toxicology, genotoxicity and carcinogenicity studies, as well as clinical trials demonstrating the safety and efficacy of the product for that particular indication. We may not receive regulatory approval of any of the NDAs that we file with the FDA or of any approval applications we may seek in the future outside the U.S.

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

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. For example, third parties seeking to market generic versions of branded pharmaceutical products often file ANDAs with the FDA, containing a certification stating that the ANDA applicant believes that the patents protecting the branded pharmaceutical product are invalid, unenforceable and/or not infringed. Such certifications are commonly referred to as paragraph IV certifications.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in such a proceeding and the FDA approved a generic version of our product, such an outcome would have a material adverse effect on sales of Treximet, our business and our results of operations.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet; however, we have no assurance that GSK will make such resubmission or, if such resubmission is made, that FDA will accept such resubmission and grant additional exclusivity, or if additional exclusivity is granted by FDA, that one or more of our patents Court the term of which can be extended by such exclusivity will be upheld by the Court.

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO, and a collaboration with Valeant NA in the U.S. for the development and commercialization of MT 300. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Valeant NA is entitled to terminate its agreement with us and a $1.0 million withdrawal fee would be payable by us in the event we choose to withdraw the NDA if we determine that additional studies or data that are required by the FDA for approval of the NDA would jeopardize the commercial viability of MT 300 or exceed our financial resources available for MT 300. Due to our belief that the FDA will not approve the NDA for MT 300 and there are no additional required studies, we began discussions with Valeant NA regarding termination of our agreement. Valeant NA has demanded payment of the $1.0 million withdrawal fee, which we are disputing.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against the four companies in the federal court of the United State District Court for the Eastern District of Texas. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with GSK and AstraZeneca are subject to this risk. For example, if GSK decides to focus its development and commercialization efforts on its own migraine or other products rather than continuing to commercialize Treximet or work with us on any other product candidates that may be developed under the agreement, it has the ability to terminate our agreement upon 90 days’ written notice. And under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop sales and distribution capabilities, either internally or through the use of third parties, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States or our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have decided to retain control of our PA product candidates. We have hired a chief commercial officer to evaluate the commercial opportunities for our product candidates and develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to commercialize future products ourselves. We cannot guarantee that, should we elect to develop our own internal sales and distribution capabilities, we would have sufficient resources to do so, or would be able to hire the qualified sales and marketing personnel we would need.

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

Further, although we believed that we provided the necessary data to support approval of the NDAs for MT 100, our proprietary combination of metoclopramide hydrochloride and naproxen sodium, and MT 300, the FDA issued not-approvable letters for the MT 100 and MT 300 NDAs in May 2004 and October 2003, respectively, and based upon our understandings from our most recent communication with the FDA and our understanding of the FDA’s current standards for approval of migraine drugs, we do not believe it is possible to reverse the not approvable status of the NDA for MT 300. In addition, based upon our receipt of the not approvable letter for MT 100 and the outcome of an August 2005 FDA Advisory Committee meeting relating to the potential risk of tardive dyskinesia associated with the use of metoclopramide, one of the components of MT 100, we made the decision to discontinue further development of MT 100 and we have withdrawn the MAA for the product in the U.K.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios, GSK, Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has filed a NDA for a combination product containing aspirin and esomeprazole which, if approved, may enter the market before and compete with our PA cardiovascular product candidates.

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

Many of these competitors, either alone or together with their collaborative parties, also have significantly greater resources to or experience in:

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuits against Par, Alphapharm, and Dr. Reddy’s.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet; however, we have no assurance that GSK will make such resubmission or, if such resubmission is made, that FDA will accept such resubmission and grant additional exclusivity, or if additional exclusivity is granted by FDA, that one or more of our patents Court the term of which can be extended by such exclusivity will be upheld by the Court.

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

We incur expenses in connection with lawsuits, which may likely be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, and Dr. Reddy’s, and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011.

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, and Dr. Reddy’s in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of

“average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have product liability insurance that covers our commercialized product and human clinical trials in an amount equal to up to $10 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We will explore, on an on-going basis, expanding our insurance coverage related to the sale of our future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

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

Our operating expenses for the fiscal year ended December 31, 2010 totaled $46.4 million, including non-cash compensation expense of $3.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2008 through 2010, our average annual operating expenses (including average non-cash deferred compensation of $4.9 million) were $53.6 million ($42.1 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of December 31, 2010, we had an aggregate of $64.1 million in cash, cash equivalents and short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, John G. Fort, M.D., Chief Medical Officer, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Elizabeth A. Cermak, Executive Vice President and Chief Commercial Officer, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Risks Related to Potential Commercialization of our Product Candidates

We are currently evaluating the commercial opportunities for our current product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue the commercial opportunities for our future products ourselves and we are unable to develop sales and marketing capabilities on our own, or through commercial partnerships or acquisition, we will not be able to fully exploit the commercial potential of our future products and the costs of pursuing such a strategy may have a material adverse impact on our results of operations.

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, we anticipate making significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. In order to successfully exploit our future products, we must successfully market and sell our products and establish or develop the needed third party contracts to market and distribute these products. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

•	developing our own commercial team will be expensive and time-consuming and could result in high cash burn or reduced profitability;

•	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;

•	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;

•	failure to develop a commercial strategy that can effectively reach and persuade adequate numbers of physicians to prescribe our products;

•	our inability to secure reimbursement at a reasonable price;

•	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent sales and marketing organization;

•	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and

•	our ability to fund our commercialization efforts on terms acceptable to us, if at all.

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

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	commercial success of Treximet, VIMOVO and our other product candidates in the marketplace once approved;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	announcements by our collaborative partners regarding our products or product candidates;

•	developments in new or pending litigation;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 21, 2011, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GS, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages.

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

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 21, 2011, we estimate that we had approximately 90 stockholders of record and approximately 6,458 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2010 Fiscal Year	High	Low
First Quarter	$9.89	$5.45
Second Quarter	$12.68	$5.50
Third Quarter	$8.24	$6.27
Fourth Quarter	$7.54	$6.22

	Price Range
2009 Fiscal Year	High	Low
First Quarter	$8.39	$4.50
Second Quarter	$8.42	$5.76
Third Quarter	$8.19	$5.85
Fourth Quarter	$8.00	$5.16

On February 18, the last trading day prior to February 21, 2011, the closing price for our common stock as reported by the NASDAQ Global Market was $5.72. We paid no cash dividends in 2010 or 2009. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,264,067	$9.25	2,961,344
Equity compensation plans not approved by security holders	—	—	—
Total	4,264,067	$9.25	2,961,344

(1)	Excludes 200,965 restricted stock units issued under our 2000 Equity Compensation Plan, as amended and restated, to our president and chief executive officer along with our board of directors members.

Stock Performance Graph

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2005 through December 31, 2010 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among POZEN Inc., The NASDAQ Composite Index,

The NASDAQ Phamarceutical Index And The NASDAQ Biotechnology index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

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

	For the Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing revenue	$8,682	$34,459	$37,221	$26,651	$68,417
Development revenue	4,835	18,985	28,912	5,536	132

Total revenue	13,517	53,444	66,133	32,187	68,549
Operating expenses:
Sales, general and administrative	12,822	11,474	12,315	17,767	23,755
Research and development	22,359	39,963	61,934	22,448	22,651

Total operating expenses	35,181	51,437	74,249	40,215	46,406
Interest and other income	2,354	3,326	2,140	535	929

Income (loss) before income tax (expense) benefit	(19,310)	5,333	(5,976)	(7,493)	23,072
Income tax (expense) benefit	—	(667)	—	634	—

Net income (loss) attributable to common stockholders	$(19,310)	$4,666	$(5,976)	$(6,859)	$23,072

Basic net income (loss) per common share	$(0.66)	$0.16	$(0.20)	$(0.23)	$0.77

Shares used in computing basic net income (loss) per common share	29,225	29,593	29,762	29,814	29,880

Diluted net income per common share	$(0.66)	$0.15	$(0.20)	$(0.23)	$0.76

Shares used in computing diluted net income per common share	29,225	30,581	29,762	29,814	30,246

	December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,582	$73,942	$61,682	$46,710	$64,091
Total assets	67,141	77,387	70,436	49,160	69,698
Total liabilities	43,027	42,136	34,784	15,402	9,070
Accumulated deficit	(131,831)	(127,165)	(133,140)	(139,999)	(116,927)
Total stockholders’ equity	24,114	35,251	35,652	33,758	60,628

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on transforming medicine that can transform lives. We operate a business model that focuses on the following:

•	developing innovative products that address unmet medical needs in the marketplace;

•	obtaining patents for those innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products.

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

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO™, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The FDA decided to obtain further advice on this issue and held a meeting of its Gastrointestinal Advisory Board (Advisory Board) on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity.

Based upon the FDA’s January 2009 confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals.

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of is Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. The duration of the long-term safety study will be one year and will include approximately 400 subjects. Enrollment of subjects into the long-term safety study has been completed and, based upon the current rate of enrollment in the two pivotal Phase 3 studies, we anticipate filing an NDA in 2012.

We are aware of publications and changes to the Plavix label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).” The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2010) and O’Donoghue et al (TIMI 38 2009)]. The FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a warning regarding the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2010, our accumulated deficit was approximately $116.9 million. We record revenue under two categories: licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 70% of our total operating expenses. For the fiscal year ended December 31, 2010, our research and development expenses represented approximately 49% of our total operating expenses.

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

Status and Expenses Related to Our Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $17.6 million for the fiscal year ended December 31, 2010, $16.0 million for the fiscal year ended December 31, 2009, and $53.9 million for the fiscal year ended December 31, 2008. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $4.7 million for the fiscal year ended December 31, 2010, for fiscal year ended December 31, 2009 $6.2 million and $7.6 million for the fiscal year ended December 31, 2008. Total compensation included a $0.9 million, a $1.7 million, and a $2.2 million charge for non-cash compensation for stock option expense for fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Other research and development department costs were $0.4 million, $0.2 million, and $0.5 million for the fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $170,500 for the fiscal year ended December 31, 2010. We incurred total direct development costs of $26.2 million associated with the development of our MT 400 and Treximet programs. We recorded in the fiscal year ended December 31, 2010, $15.7 million of Treximet royalty revenue, of which $4.0 million is in accounts receivable at December 31, 2010. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GS, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet.

PN/VIMOVO Program. Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Our agreement with AstraZeneca covers the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO® (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity.

Based upon the FDA’s earlier confirmation that gastric ulcer incidence was an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period, with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition, we conducted a long-term, open label safety study for VIMOVO. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing in August 2009. We received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. On April 30, 2010, VIMOVO was approved by FDA for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. We received a $20.0 million milestone payment from AstraZeneca in May 2010 in connection with such approval. As required by the terms of our agreement with AstraZeneca, we transferred ownership of the NDA and other regulatory filings for VIMOVO to AstraZeneca on June 1, 2010, and AstraZeneca now has responsibility for all ongoing regulatory obligations for the product in the U.S., including post marketing clinical trial requirements, in addition to responsibility for all regulatory obligations outside the U.S.

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals.

We incurred direct development costs associated with the development of our PN program of $167,000 for the fiscal year ended December 31, 2010, of which, $132,000 was funded by development revenue from AstraZeneca. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, whereas < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin, with respect to the aspirin component, and which we believe will allow our PA product to receive all the cardio- and cerebrovascular secondary prevention claims of aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540.

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

We are aware of publications and changes to the Plavix label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors when platelet aggregation is assessed in ex-vivo tests. On November 11, 2009, the FDA issued new drug safety information to healthcare professionals through a publication entitled “Information for Healthcare Professionals: Update to the labeling of Clopidogrel Bisulfate (marketed as Plavix) to alert healthcare professions about a drug interaction with enteric-coated omeprazole (marketed as Prilosec® and Prilosec® OTC).” The publication stated that the effect of clopidogrel on platelets was reduced by as much as 47% in people receiving clopidogrel and omeprazole together. The FDA’s action was based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed a Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel dosed at the same time or dosed 10 hours apart compared to aspirin 325mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. The relevance of these ex-vivo platelet data on cardiovascular events is not known. Published data on a clinical interaction between PPIs and Plavix from several randomized controlled trials in cardiovascular patients have reported no clinical impact on cardiovascular outcomes [Bhatt et al (COGENT 1 2010) and O’Donoghue et al (TIMI 38 2009)]. The FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a warning regarding the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are planned. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

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

We incurred direct development costs associated with the development of our PA program of $16.7 million during the fiscal year ended December 31, 2010. We incurred total direct development cost of $36.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

We record revenue under two categories: licensing revenues and development revenues.

Licensing revenue for the years ended December 31, 2010, 2009 and 2008 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2010	2009	2008
Royalty revenue	$16,215,307	$4,306,645	$2,355,831
Other licensing revenue	52,201,080	22,344,708	34,865,411

Total licensing revenue	$68,416,387	$26,651,353	$37,221,242

With regard to licensing revenue, Treximet and VIMOVO royalty revenue is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2010, 2009 and 2008, the Company recognized $15.7 million, $4.3 million and $2.4 million for Treximet respectively, and for the fiscal year ended December 31, 2010, the Company recognized $0.5 million for VIMOVO. During the fiscal year ended December 31, 2009 and 2008, the Company recognized no royalty revenue for VIMOVO.

Also, with regard to the licensing revenues, the licensing and other collaborative agreements have terms that include up-front payments upon contract signing, additional payments if and when certain milestones in the product’s development are reached, royalty payments based on future product sales and withdrawal fees if certain conditions are met.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second and fourth quarters of 2010 and the third quarter of 2009, we received $20 million, $25 million and $10 million milestone payments, respectively, which were recorded as licensing revenue in the accompanying statement of operations.

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

Development revenue and direct billed costs for the years ended December 31, 2010, 2009 and 2008 were the following:

	Year ended December 31,
	2010	2009	2008
Development Revenue	$132,283	$5,536,053	$28,912,399
Direct Costs	$85,283	$3,855,552	$25,934,849

We recognized the remaining deferred revenue balance as of December 31, 2009 of $7.2 million during the fiscal year ended December 31, 2010. We recognized licensing revenue of $68.4 million, $26.7 million, and $37.2 million for the fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Licensing revenue for the fiscal year ended December 31, 2010 included $20.0 million in milestone payment for the FDA’s approval of VIMOVO; $25.0 million for EU’s approval of VIMOVO, and $16.2 million royalty revenue for Treximet and VIMOVO. Licensing revenue for the fiscal year ended December 31, 2009 included $10.0 million in milestone revenue related to the NDA acceptance of VIMOVO and $4.3 million in royalty revenue for Treximet. Of the licensing revenue during the fiscal year ended 2008, we recognized $20.0 million in milestone revenue related to the approval of, and GSK’s intent to commercialize Treximet, and $2.4 million in Treximet royalty revenue.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $3.8 million at December 31, 2010 and $3.5 million at December 31, 2009. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2010 was based on actual historical rates.

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

Fair Value Measurement

Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. FASB ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 -Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2- Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2010, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, the income approach, and/or the cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2010.

The following table sets forth our financial instruments carried at fair value as of December 31, 2010 and December 31, 2009:

	Financial Instruments Carried at Fair Value
	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$31,232,083	$23,278,353
Short-term investments	32,858,549	23,432,100

Total cash and investments	$64,090,632	$46,710,453

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of December 31, 2010:

Financial Instruments Carried at Fair Value
Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Cash and cash equivalents	$31,232,083	$—	$—	$31,232,083
Short-term investments	—	32,858,549	—	32,858,549

Total cash and investments	$31,232,083	$32,858,549	$—	$64,090,632

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

Income Taxes

We estimate an annual effective tax rate of 0% for the twelve month period ended December 31, 2010. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740, Income Taxes. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carry-forwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2007. However, the loss carryforwards generated prior to 2007 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities. We adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007 and as a result, there were no material impacts to the financial statements. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal years ended December 31, 2010 and 2009, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Net (loss) / income per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2010 was $23.1 million or $0.76 per share, on a diluted basis, as compared to a net loss of $(6.9) million, or $(0.23) per share, on a diluted basis, for the fiscal year ended December 31, 2009. The net income for the fiscal year ended December 31, 2010 included a $3.5 million or $0.12 per share charge for non-cash stock-based compensation expense as compared to $(5.1) million or $(0.17) per share for the same period of 2009.

Revenue: We recognized total revenue of $68.5 million for the fiscal year ended December 31, 2010 as compared to total revenue of $32.2 million for the fiscal year ended December 31, 2009. The increase in revenue was primarily due to an increase of $11.9 million in royalty revenue and an increase of $29.9 million in licensing revenue for the fiscal year ended December 31, 2010 compared to 2009. Licensing revenue for the fiscal year ended December 31, 2010 consisted of $16.2 million of royalty revenue and $52.2 million of other licensing revenue compared to $4.3 million of royalty revenue and $22.4 million of other licensing revenue for 2009. Development revenue was $132,000 for the fiscal year ended December 31, 2010 compared to $5.5 million for 2009. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $85,000 and $3.9 million for the fiscal year ended December 31, 2010 and 2009, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $0.2 million to $22.7 million for the fiscal year ended December 31, 2010, as compared to the same period of 2009. The increase was due primarily to an increase in direct development costs for our PA program, partially offset by a decrease in direct development costs for our PN program, as compared to the same period of 2009. Direct development costs for the PA program increased by $9.1 million to $16.7 million, primarily due to clinical trial activities and other product development activities during the fiscal year ended December 31, 2010, as compared to the same period of 2009. Direct development costs for the exploratory programs decreased by $0.4 million to $0.7 million, and the PN program decrease by $7.0 million to $0.2 million, as compared to the same period of 2009. Other direct departmental costs and departmental expenses decreased by $1.5 million primarily due to decreased personnel costs, as compared to the same period of 2009. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $6.0 million to $23.8 million for the fiscal year ended December 31, 2010, as compared to the same period of 2009. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, as compared to the same period of 2009. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $0.2 million and $0.6 million for the fiscal years ended December 31, 2010 and 2009, respectively. A Research and Development grant of $0.7 million was awarded during the fiscal year ended December 31, 2010 and is included in other income.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net income / (loss) per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2009 was $(6.9) million or $(0.23) per share, on a basic and diluted basis, as compared to a net loss of $(6.0) million, or $(0.20) per share, on a diluted basis, for the fiscal year ended December 31, 2008. The net loss for the fiscal year ended December 31, 2009 included a $(5.1) million or $(0.17) per share charge for non-cash stock-based compensation expense as compared to $(6.0) million or $(0.20) per share for the same period of 2008. Additionally, the net loss before income tax benefit for the fiscal year ended December 31, 2009 was reduced by a tax benefit decrease of $0.6 million which, based upon recently enacted legislation, represents the carryback claim that the Company filed for AMT taxes paid in 2007.

Revenue: We recognized total revenue of $32.2 million for the fiscal year ended December 31, 2009 as compared to total revenue of $66.1 million for the fiscal year ended December 31, 2008. The decrease in revenue was primarily due to $23.4 million less development revenue in 2009 and $10.0 million less in milestone payments in 2009. Licensing revenue for the fiscal year ended December 31, 2009 was $4.3 million of royalty revenue and $22.3 million of other licensing revenue compared to $2.4 million of royalty revenue and $34.9 million of other licensing revenue for 2008. Development revenue was $5.5 million for the fiscal year ended December 31, 2009 compared to $28.9 million for 2008. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Approximately $7.2 million remains in deferred revenue at December 31, 2009. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $3.9 million and $25.9 million for the fiscal year ended December 31, 2009 and 2008, respectively. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $39.5 million to $22.4 million for the fiscal year ended December 31, 2009, as compared to the same period of 2008. The increase was due primarily to an decrease in direct development costs for our PN program and exploratory programs. Direct development costs for the PN program decreased by $38.2 million to $7.2 million, primarily due to clinical trial activities and other product development activities during the fiscal year ended December 31, 2009, as compared to the same period of 2008. Direct development costs for the PA program increased by $2.7 million to $7.7 million. Direct development costs for the exploratory programs decreased by $2.4 million to $0.5 million, as compared to the same period of 2008. Other departmental expenses decreased by $1.6 million primarily due to decreased personnel costs, as compared to the same period of 2008. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $5.5 million to $17.8 million for the fiscal year ended December 31, 2009, as compared to the same period of 2008. The increase was due primarily to increased legal costs for patent defense and marketing research expenses, which increased $4.5 million and $0.7 million, respectively, as compared to the same period of 2008. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other income: Interest income was $0.2 and $1.2 million for the fiscal year ended December 31, 2009 and 2008, respectively. Investment income from bond amortization for the fiscal year ended December 31, 2009 totaled $0.4 million as compared to $0.9 million during the same period of 2008. Investment income decreased primarily due to declining short term interest rates.

Income Taxes

At December 31, 2010 and 2009, we had federal net operating loss carryforwards of approximately $73.8 million and $95.1 million respectively, state net economic loss carryforwards of approximately $72.7 million and $73.0 million respectively, and research and development credit carryforwards of approximately $13.5 million and $12.4 million, respectively. The amount of the NOL related to excess tax based stock compensation is $4.8 million at December 31, 2010 and 2009. The federal and state net operating loss carryforwards begin to expire in 2022 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total decrease in valuation allowance of $8.0 million, a decrease of $8.0 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. Our effective tax rate was 0% for the year ended December 31, 2010. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. The actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

At December 31, 2010, cash and cash equivalents, along with short-term investments, totaled $64.1 million, an increase of $17.4 million compared to December 31, 2009. The increase in cash was primarily due to the receipt of $20.0 million and $25.0 million milestone payments for the FDA approval and EU approval of VIMOVO during fiscal year December 31, 2010, along with cash receipts of royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. This is partially offset by operating expenses for the period. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $58.5 million in operating cash during the fiscal year ended December 31, 2010 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.0 million accounts receivable for royalties under the GSK agreement and development work performed under the AstraZeneca agreement. Cash received from financing activities during the period totaled $0.3 million reflecting net proceeds from the exercise of stock options.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $17.8 million and cash used by operating activities totaled $15.1 million for the fiscal year ended December 31, 2010 and December 31, 2009, respectively. Net cash used in investing activities during the fiscal year ended December 31, 2010 totaled $10.1 million, and net cash provided by investing activities for the fiscal year ended December 31, 2009 totaled $12.3 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2011 is projected to increase from our 2010 requirements as a result of increased development activities. During the fiscal year ended December 31, 2010 and December 31, 2009 we recorded non-cash stock-based compensation expense of $3.5 million and $5.1 million, respectively, associated with the grant of stock options and restricted stock.

As of December 31, 2010, we had $31.2 million in cash and cash equivalents and $32.9 million in short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

Three of the Company’s therapeutic development programs, VIMOVO, PA32540 and PA65020, qualified to receive federal grant funding under the Qualifying Therapeutic Discovery Project Program with the IRS. As a result, the Company received a non-taxable cash grant totaling approximately $730,000, which was recorded as income in the 2010 fourth quarter.

The Patient Protection and Affordable Care Act (enacted on March 23, 2010) created a program providing $1 billion of federal subsidy for 50% of certain expenses incurred in 2009 and 2010 for projects of companies with < 250 employees with a reasonable potential to: result in new therapies to treat areas of unmet medical need; prevent, detect, or treat chronic diseases; reduce long-term healthcare costs in the US or significantly advance the goal of curing cancer within a 30-year period. The grants were competitively awarded with priority given to projects with the greatest potential to create and sustain high-quality, high-paying jobs in the US and to advance US competitiveness in the fields of life, biological and medical sciences.

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

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2010, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-after
	($ in thousands)
Operating leases[1]	$2,240	$462	$912	$866
Product development agreements[2]	6,945	5,150	1,721	74

Total contractual obligations	$9,185	$5,612	$2,633	$940

[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]

Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2010. These agreements may be terminated by us at any time without incurring a termination fee.

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

Our management’s report on internal control over financial reporting procedures (as defined in Rule 13a-15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1 of this annual report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on June 9, 2011, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.2	First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.3	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.4	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.5	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.6	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.7	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.8	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed

Exhibit No.	Description

October 31, 2001).***

10.9	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.10	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.11	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.12	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.13	Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.14	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.15	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.16	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.17	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on
Form 8-K/A filed January 10, 2006).†

10.18	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.19	Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.20	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.21	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.22	Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.23	First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.24	Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.25	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.26	Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.27	Form of Nonqualified Stock Option Agreement for PN 400 Incentive Program under Second Amended and Restated 200 Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on

Exhibit No.	Description

Form 8-K filed on May 8, 2008).***

10.28	Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.29	Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.30	Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2010).***

10.31	Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.32	Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 7, 2010).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date: March 9, 2011	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2011
John R. Plachetka

/s/ William L. Hodges	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	March 9, 2011
William L. Hodges

/s/ John E. Barnhardt	Vice President, Finance and Administration (Principal Accounting Officer)	March 9, 2011
John E. Barnhardt

/s/ Neal F. Fowler	Director	March 9, 2011
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	March 9, 2011
Arthur S. Kirsch

/s/ Angela M. Larson	Director	March 9, 2011
Angela M. Larson

/s/ Kenneth B. Lee, Jr.	Director	March 9, 2011
Kenneth B. Lee Jr.

/s/ James J. Mauzey	Director	March 9, 2011
James J. Mauzey

/s/ Jacques F. Rejeange	Director	March 9, 2011
Jacques F. Rejeange

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal controls over financial reporting.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited POZEN Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2011

POZEN Inc.

Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$31,232,083	$23,278,353
Short-term investments	32,858,549	23,432,100
Accounts receivable	4,038,726	1,146,072
Prepaid expenses and other current assets	1,498,995	1,259,255

Total current assets	69,628,353	49,115,780
Property and equipment, net of accumulated depreciation	70,033	43,830

Total assets	$69,698,386	$49,159,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,972,309	$2,412,335
Accrued compensation	2,327,327	2,287,200
Accrued expenses	2,504,147	3,501,262
Deferred revenue	—	7,201,080

Total current liabilities	7,803,783	15,401,877
Long-term liabilities:
Accrued contract costs	1,266,491	—

Total liabilities	9,070,274	15,401,877
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,904,374 and 29,825,365 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	29,904	29,825
Additional paid-in capital	177,505,978	173,715,127
Accumulated other comprehensive income	19,607	11,918
Accumulated deficit	(116,927,377)	(139,999,137)

Total stockholders’ equity	60,628,112	33,757,733

Total liabilities and stockholders’ equity	$69,698,386	$49,159,610

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Operations

	Year ended December 31,
	2010	2009	2008
Revenue:
Licensing revenue	$68,416,387	$26,651,353	$37,221,242
Development revenue	132,283	5,536,053	28,912,399

Total revenue	68,548,670	32,187,406	66,133,641
Operating expenses:
Sales, general and administrative	23,755,231	17,767,048	12,314,574
Research and development	22,650,554	22,447,833	61,934,337

Total operating expenses	46,405,785	40,214,881	74,248,911
Interest and other income	928,875	535,226	2,139,741

Income (loss) before income tax benefit (expense)	23,071,760	(7,492,249)	(5,975,529)
Income tax benefit (expense)	—	633,514	—

Net income (loss) attributable to common stockholders	$23,071,760	$(6,858,735)	$(5,975,529)

Basic net income (loss) per common share	$0.77	$(0.23)	$(0.20)

Shares used in computing basic net income (loss) per common share	29,879,624	29,813,690	29,761,847

Diluted net income (loss) per common share	$0.76	$(0.23)	$(0.20)

Shares used in computing diluted net income (loss) per common share	30,246,488	29,813,690	29,761,847

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2007	29,705	162,371,437	14,540	(127,164,873)	35,250,809
Exercise of common stock options	73	166,815	—	—	166,888
Increase in unrealized gain on investments	—	—	206,980	—	206,980
Stock-based compensation	—	6,003,199	—	—	6,003,199
Net loss	—	—	—	(5,975,529)	(5,975,529)

Balance at December 31, 2008	29,778	168,541,451	221,520	(133,140,402)	35,652,347
Exercise of common stock options	47	32,654	—	—	32,701
Decrease in unrealized gain on investments	—	—	(209,602)	—	(209,602)
Stock-based compensation	—	5,141,022	—	—	5,141,022
Net loss	—	—	—	(6,858,735)	(6,858,735)

Balance at December 31, 2009	29,825	173,715,127	11,918	(139,999,137)	33,757,733
Exercise of common stock options	79	328,111	—	—	328,190
Increase in unrealized gain on investments	—	—	7,689	—	7,689
Stock-based compensation	—	3,462,740	—	—	3,462,740
Net income	—	—	—	23,071,760	23,071,760

Balance at December 31, 2010	$29,904	$177,505,978	$19,607	$(116,927,377)	$60,628,112

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$23,071,760	$(6,858,735)	$(5,975,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,847	36,744	81,665
Loss on disposal of fixed assets	—	1,051	—
Bond amortization income	669,483	(350,950)	(910,839)
Noncash compensation expense	3,462,740	5,141,022	6,003,199
Changes in operating assets and liabilities:
Accounts receivable	(2,892,654)	6,973,363	(5,990,432)
Prepaid expenses and other current assets	(239,740)	(697,094)	636,236
Accounts payable and other accrued expenses	869,477	(7,037,199)	7,512,943
Deferred revenue	(7,201,080)	(12,344,708)	(14,865,411)

Net cash provided by (used in) operating activities	17,771,833	(15,136,506)	(13,508,168)
Investing activities
Purchase of equipment	(58,050)	(9,062)	(36,744)
Purchase of investments	(42,429,681)	(25,342,045)	(64,382,222)
Sale of investments	32,341,438	37,614,016	66,219,427

Net cash (used in) provided by investing activities	(10,146,293)	12,262,909	1,800,461
Financing activities
Proceeds from issuance of common stock	328,190	32,701	166,888

Net cash provided by financing activities	328,190	32,701	166,888

Net increase (decrease) in cash and cash equivalents	7,953,730	(2,840,896)	(11,540,819)
Cash and cash equivalents at beginning of year	23,278,353	26,119,249	37,660,068

Cash and cash equivalents at end of year	$31,232,083	$23,278,353	$26,119,249

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.	Significant Accounting Policies

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

Revenue Recognition

The Company records revenue under two categories: licensing revenues and development revenues.

Licensing revenue for the years ended December 31, 2010, 2009 and 2008 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2010	2009	2008
Royalty revenue	$16,215,307	$4,306,645	$2,355,831
Other licensing revenue	52,201,080	22,344,708	34,865,411

Total licensing revenue	$68,416,387	$26,651,353	$37,221,242

With regard to licensing revenues, Treximet and VIMOVO royalty revenue is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2010 and 2009, the Company recognized $15.7 million and $4.3 million for Treximet, respectively, and for the fiscal year ended December 31, 2010, the Company recognized $0.5 million for VIMOVO, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the fiscal year ended December 31, 2009, the Company recognized no royalty revenue for VIMOVO.

Also, with regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by three months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $7.2 million and $12.3 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the fiscal year ended December 31, 2010 and 2009, respectively. The revenue was fully amortized as of June 30, 2010.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second and fourth quarters of 2010, we received a $20.0 million and $25.0 million milestone payment, respectively, from AstraZeneca and during the third quarter of 2009, we received a $10.0 million milestone payment from AstraZeneca. These payments were recorded as licensing revenue in the accompanying statements of operations.

Development revenue and direct billed costs for the years ended December 31, 2010, 2009 and 2008 were the following:

	2010	2009	2008
Development Revenue	$132,283	$5,536,053	$28,912,399
Direct Costs	$85,283	$3,855,552	$25,934,849

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

Investments

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the fiscal years ended December 2010 and 2009, the Company had $0.9 million and $0.6 million, respectively, of interest, bond amortization and other income. Included in other income during 2010 was $0.7 million related to a research and development grant award. As of December 31, 2010 and 2009, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of December 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$11,215,093	$4,671	$(1,058)	$11,218,706
Corporate notes	21,623,849	18,502	(2,508)	21,639,843

Total short-term investments	$32,838,942	$23,173	$(3,566)	$32,858,549

Short-term investments consisted of the following as of December 31, 2009:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury and agency securities	$20,679,695	$13,065	$—	$20,692,760
Corporate notes	2,740,487	1,623	(2,770)	2,739,340

Total short-term investments	$23,420,182	$14,688	$(2,770)	$23,432,100

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of December 31, 2010, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

FASB ASC 820 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, the income approach, and/or the cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2010.

The following table sets forth our financial instruments carried at fair value as of December 31, 2010 and December 31, 2009:

	Financial Instruments Carried at Fair Value
	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$31,232,083	$23,278,353
Short-term investments	32,858,549	23,432,100

Total cash and investments	$64,090,632	$46,710,453

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of December 31, 2010:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$31,232,083	$—	$—	$31,232,083
Short-term investments	—	32,858,549	—	32,858,549

Total cash and investments	$31,232,083	$32,858,549	$—	$64,090,632

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $19,607 of net unrealized gains on its investments at December 31, 2010 and $11,918 of net unrealized gains at December 31, 2009.

Comprehensive income (loss) consists of the following components for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Net income (loss)	$23,071,760	$(6,858,735)	$(5,975,529)
Change in unrealized gain/(loss) on marketable securities	7,689	(209,602)	206,980

Total comprehensive income (loss)	$23,079,449	$(7,068,337)	$(5,768,549)

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2010 and 2009 totaled $0.7 million.

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

Net Income (Loss) Per Share

Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2010, 2009 and 2008. During theyears ended December 31, 2010, 2009 and 2008, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	29,879,624	29,813,690	29,761,847
Effect of dilutive employee and director awards	366,864	—	—

Diluted weighted-average shares outstanding and assumed conversions	30,246,488	29,813,690	29,761,847

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions granted we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GS, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the class action lawsuit described above if appealed or a patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s. We have incurred $14.4 million, cumulatively, in legal fees through the end of fiscal year ended December 31, 2010. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

We have become aware that, as of March 7, 2011, an ANDA filed on November 5, 2010 containing a Paragraph IV certification citing VIMOVO as the reference listed drug, was listed on the FDA’s website. We have not yet received a Paragraph IV Notice Letter from the generic drug company which filed the ANDA. When such Notice Letter is received, we and AstraZeneca will evaluate such letter and Paragraph IV certification and will vigorously defend our patents if they are infringed.

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

At the March 2010 meeting, the FASB issued Accounting Standards Update (ASU) 2010-17 Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition – a consensus of the FASB Emerging Issues Task Force. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASC 605-28 will have a material impact on the Company’s financial statements.

2.	License Agreements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On December 31, 2010, we accrued $4.0 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but will agree to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report.

We have been informed by GS, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA cannot make a determination of whether the product will qualify to receive an additional six (6) months of exclusivity and, therefore, will not be granted pediatric exclusivity before regulatory exclusivity is set to expire on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. If Par launches its generic product and one or more of the Company’s patents are later upheld by the Court, Par may be required to withdraw its generic product from the market and, in addition, may be required to pay the Company damages, including potentially enhanced damages. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet.

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

In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20.0 million payment for the NDA approval of VIMOVO. We received an additional $25.0 million milestone in December 2010 when VIMOVO received approval (including pricing and reimbursement approval) in a major ex-U.S. market and we will receive up to $260.0 million as sales performance milestones if certain aggregate sales thresholds are achieved.

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

At December 31, 2010, we accrued $15,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

At December 31, 2010, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,961,344
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,465,032
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	7,516,376

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2010	2009
Research and development costs	$3,324,773	$2,710,533
Other	445,865	790,729

	$3,770,638	$3,501,262

5.	Income Taxes

At December 31, 2010 and 2009, we had federal net operating loss carryforwards of approximately $73.8 million and $95.1 million respectively, state net economic loss carryforwards of approximately $72.7 million and $73.1 million respectively, and research and development credit carryforwards of approximately $13.5 million and $12.4 million, respectively. The estimated amount of the NOL related to excess tax based stock compensation is $4.8 million and $4.8 million at December 31, 2010 and 2009, respectively. The federal and state net operating loss carryforwards begin to expire in 2022 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total decrease in valuation allowance of $8.0 million, a decrease of $8.0 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	($ in thousands)
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$29,096	$36,569
Research and development credits	13,469	12,363
Revenue recognition	—	2,618
Equity compensation and other	7,250	6,298

Total deferred tax assets	49,815	57,848
Valuation allowance	(49,815)	(57,848)

Net deferred tax asset	$—	$—

The components for the income tax expense (benefit) were as follows:

	($ in thousands)
	2010	2009	2008
State income taxes
Current	$—	$—	$—
Deferred	—	—	—

	($ in thousands)
	2010	2009	2008
Federal income taxes
Current	—	(634)	—
Deferred	—	—	—

Income tax expense (benefit)	$—	$(634)	$—

The actual income tax benefit (expense) for the years ended December 31, 2010, 2009 and 2008, differed from the amounts computed by applying the U.S. federal tax rate of 35% to income (loss) before taxes as a result of the following:

	($ in thousands)
	2010	2009	2008
Income (loss) before income tax	$23,071	$(7,492)	$(5,976)
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	8,075	(2,622)	(2,091)
State tax provision	313	(102)	(36)

	8,388	(2,724)	(2,127)
Decrease (increase) in income tax benefit resulting from:
Research and development credits	(1,226)	(582)	(1,461)

Non-deductible expenses and other	871	811	847
Change in state tax rate	—	246	—
Change in valuation allowance	(8,033)	1,615	2,741

Income tax expense (benefit)	$—	$(634)	$—

The Company adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007. As of December 31, 2006, the Company had not recorded a contingent tax liability.

The Company had gross unrecognized tax benefits of approximately $0.2 million as of January 1, 2010. As of December 31, 2010, the total gross unrecognized tax benefits were approximately $0.4 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since adoption of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2010	$218,600

Decreases for tax positions of the prior year	(21,100)
Additions for tax positions of the current year	216,400

Gross tax liability at December 31, 2010	$413,900

6.	Equity Compensation Plans

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

Our statements of operations for the years ended December 31, 2010, 2009 and 2008 include the following stock-based compensation expense:

	Years ended December 31,
	2010	2009	2008
Research and development	$893,088	$1,734,488	$2,180,018
Sales, general and administrative	2,569,652	3,406,534	3,823,181

Total expenses	$3,462,740	$5,141,022	$6,003,199

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.83 years, was $3.6 million at December 31, 2010.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2010, 2009 and 2008 are shown in the following table:

	2010	2009	2008
Expected volatility	70.9 – 74.3%	72.5 – 77.8%	71.3 – 74.5%
Expected dividends	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	5.0 –6.25 Years
Risk-free interest rate	1.6 – 2.7%	2.2 – 2.95%	2.6 – 4.4%
Weighted average grant date fair value	$6.61	$5.99	$10.67

For the years ended December 31, 2010, 2009 and 2008, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the years ended December 31, 2010, 2009 and 2008, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the years ended December 31, 2010, 2009 and 2008 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2009	3,836	$9.29	4.2	$520
Granted	534	6.61
Exercised	(68)	4.83
Forfeited or expired	(262)	8.90

Outstanding at December 31, 2010	4,040	8.96	4.5	$1,270

Exercisable at December 31, 2010	2,968	$9.41	3.8	$919

Vested or expected to vest at December 31, 2010	3,879	$8.96	4.5	$1,217

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2010, 2009 and 2008 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.6 million, respectively. The fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 were $4.6 million, $2.2 million and $5.9 million, respectively.

A summary of the time-based nonvested awards as of December 31, 2010, and changes during the year ended December 31, 2010, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price
Nonvested outstanding at December 31, 2009	1,224	$9.82
Granted	534	6.61
Exercised	(68)	4.83
Forfeited or expired	(262)	8.90
Vested	(356)	12.99

Nonvested outstanding at December 31, 2010	1,072	$7.71

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $0.1 million and $0.2 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price
Restricted stock outstanding at December 31, 2009	114	$10.23
Granted	98	6.59
Vested and released	(11)	7.75
Forfeited or expired	—	—

Restricted stock outstanding at December 31, 2010	201	$8.59

As of December 31, 2010, there was an aggregate $0.5 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $7,000 unrecognized compensation expense related to unvested restricted stock units under the 2007 award of 20,200 restricted stock units with a grant-date per-share fair value of $16.89 and $455,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50 and $36,000 unrecognized compensation expense related to unvested restricted stock units under the June 10, 2010 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.29. There were 99,343 unvested restricted stock units outstanding at December 31, 2010. The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $105,000, $193,000 and $253,000, respectively.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVOTM (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. Total expense related to these awards for the years ended December 31, 2010, 2009 and 2008 were $0.5 million, $1.1 million and $0.9 million, respectively.

A summary of the performance-based stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price
Performance-based outstanding at December 31, 2009	257	$14.45
Granted	—	—
Exercised	—	—
Forfeited or expired	(33)	14.45

	Underlying Shares (000s)	Weighted-Average Exercise Price
Performance-based outstanding at December 31, 2010	224	$14.45

As of December 31, 2010, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 224,158 vested performance-based options outstanding at December 31, 2010. There were 32,900 awards forfeited during the year ended December 31, 2010 and 56,075 awards forfeited during the year ended December 31, 2009. There were no awards forfeited during the year ended December 31, 2008. No performance-based awards were exercised during the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, the performance-based options had no intrinsic value and a remaining contractual life of 7.3 years. The total value of performance-based awards that vested during the year ended December 31, 2010, 2009 and 2008 was $1.3 million, $0.5 million and $0, respectively.

7.	Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $416,000, $442,000 and $431,000, for the fiscal years ended December 31, 2010, 2009, and 2008, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2010:

($ in thousands)
2011	$462
2012	471
2013	441
2014	491
2015 – there after	375

$2,240

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $262.5 thousand at December 31, 2010.

8.	Retirement Savings Plan

In July 1997, the Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2010, 2009, and 2008, the Company made contributions of $215,390, $235,581 and $256,690, respectively, to the Plan.

9.	Summary of Operations by Quarters (Unaudited)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$6,857,302	$28,209,738	$4,345,725	$29,003,622
Development revenue	68,077	25,112	3,990	35,104

Total revenue	6,925,379	28,234,850	4,349,715	29,038,726
Operating expenses	9,924,900	12,063,682	13,001,705	11,415,498
Income (loss) before income tax benefit (expense)	(2,966,626)	16,200,543	(8,586,293)	18,424,136
Income tax benefit	—	—	—	—
Net income (loss) attributable to common stockholders	$(2,966,626)	16,200,543	(8,586,293)	18,424,136

Basic net income (loss) per common share	$(0.10)	0.54	(0.29)	0.62

Diluted net income (loss) per common share	$(0.10)	0.53	(0.29)	0.61

Shares used in computing basic net income (loss) per common share	29,833,553	29,883,067	29,897,602	29,904,274

Shares used in computing diluted net income (loss) per common share	29,833,553	30,394,525	29,897,602	30,249,780

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$4,103,620	$4,034,689	$14,290,273	$4,222,771
Development revenue	4,654,762	881,290	—	—

Total revenue	8,758,382	4,915,979	14,290,273	4,222,771
Operating expenses	12,453,348	9,342,424	7,717,077	10,702,031
Income (loss) before income tax benefit (expense)	(3,463,259)	(4,270,420)	6,657,586	(6,416,156)
Income tax benefit	—	—	—	633,514
Net income (loss) attributable to common stockholders	$(3,463,259)	(4,270,420)	6,657,586	(5,782,642)

Basic net income (loss) per common share	$(0.12)	(0.14)	0.22	(0.19)

Diluted net income (loss) per common share	$(0.12)	(0.14)	0.22	(0.19)

Shares used in computing basic net income (loss) per common share	29,778,310	29,815,228	29,825,365	29,825,365

Shares used in computing diluted net income (loss) per common share	29,778,310	29,815,228	30,023,987	29,825,365

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.2	First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.3	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.4	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.5	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.6	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.7	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.8	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.10	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.11	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.12	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.13	Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.14	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.15	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.16	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

Exhibit No.	Description

10.17	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

10.18	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.19	Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.20	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.21	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.22	Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.23	First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.24	Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.25	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.26	Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.27	Form of Nonqualified Stock Option Agreement for PN 400 Incentive Program under Second Amended and Restated 200 Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).***

10.28	Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.29	Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.30	Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed on March 9, 2010).***

10.31	Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.32	Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 7, 2010).***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of

Exhibit No.	Description

1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.