Form 10-Q
period 2011-03-31
POZEN INC /NC
filed 2011-05-05
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2011 was 29,904,347.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2011

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,222,478	$31,232,083
Short-term investments	34,534,446	32,858,549
Accounts receivable	4,461,692	4,038,726
Prepaid expenses and other current assets	1,070,859	1,498,995

Total current assets	62,289,475	69,628,353
Property and equipment, net of accumulated depreciation	82,829	70,033

Total assets	$62,372,304	$69,698,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941,335	$2,972,309
Accrued compensation	618,306	2,327,327
Accrued expenses	3,527,378	2,504,147
Deferred revenue	257,300	—

Total current liabilities	5,344,319	7,803,783
Long-term liabilities:
Accrued contract costs	1,601,673	1,266,491

Total liabilities	6,945,992	9,070,274
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,904,374 and 29,904,374 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	29,904	29,904
Additional paid-in capital	178,012,081	177,505,978
Accumulated other comprehensive income/(loss)	(2,399)	19,607
Accumulated deficit	(122,613,274)	(116,927,377)

Total stockholders’ equity	55,426,312	60,628,112

Total liabilities and stockholders’ equity	$62,372,304	$69,698,386

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2011	2010

Revenue:
Royalty revenue	$4,461,692	$3,771,125
Licensing revenue	—	3,086,177
Development revenue	—	68,077

Total revenue	4,461,692	6,925,379

Operating expenses:
Sales, general and administrative	4,306,647	5,206,669
Research and development	5,910,150	4,718,231

Total operating expenses	10,216,797	9,924,900

Interest and other income	69,208	32,895

Loss before income tax benefit (expense)	(5,685,897)	(2,966,626)
Income tax benefit (expense)	—	—

Net loss attributable to common stockholders	$(5,685,897)	$(2,966,626)
		))
Basic net loss per common share	$(0.19)	$(0.10)

Shares used in computing basic net loss per common share	29,904,347	29,833,553

Diluted net loss per common share	$(0.19)	$(0.10)

Shares used in computing diluted net loss per common share	29,904,347	29,833,553

See accompanying Notes to Financial Statements.

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities
Net loss	$(5,685,897)	$(2,966,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,279	6,772
Bond amortization income	295,457	25,731
Noncash compensation expense	506,103	793,810
Changes in operating assets and liabilities:
Accounts receivable	(422,966)	(2,702,608)
Prepaid expenses and other current assets	428,136	188,555
Accounts payable and other accrued expenses	(2,381,581)	(2,388,904)
Deferred revenue	257,300	(3,086,177)

Net cash used in operating activities	(6,994,169)	(10,129,447)
Investing activities
Purchase of equipment	(22,075)	(14,914)
Purchase of investments	(11,398,361)	(3,692,805)
Sale of investments	9,405,000	13,530,210

Net cash (used in) provided by investing activities	(2,015,436)	9,822,491
Financing activities
Proceeds from issuance of common stock	—	168,442

Net cash provided by financing activities	—	168,442

Net decrease in cash and cash equivalents	(9,009,605)	(138,514)
Cash and cash equivalents at beginning of period	31,232,083	23,278,353

Cash and cash equivalents at end of period	$22,222,478	$23,139,839

See accompanying Notes to Financial Statements.

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company committed to transforming medicine that transforms lives. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions and is now developing a portfolio of integrated aspirin therapies. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. The Company has decided to retain control of its integrated aspirin product candidates and is evaluating how best to commercialize such product candidates. If the Company elects to commercialize future products ourselves, it would record sales of such products as revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 10, 2011 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of March 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued expenses, including contracted costs— Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as costs associated with clinical trials. Specifically, the Company must make estimates of costs incurred to date but not yet paid for or not yet invoiced in relation to contracted, external costs. The Company analyzes the progress of product development, clinical trial and related activities, invoices received, amounts paid, and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Certain accrued contract costs, estimated to be payable after more than twelve months, are classified as long term liabilities rather than as accrued expenses.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $5.1 million at March 31, 2011 and $3.3 million at March 31, 2010. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. The non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

The September 2006 $40.0 million licensing fee received from AstraZeneca AB, or AstraZeneca, related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by three months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. We recognized $3.1 million of licensing revenue from the amortization of the AstraZeneca licensing fee and September 2007 amendment for the three months ended March 31, 2010. The revenue was fully amortized as of June 30, 2010.

In reviewing the terms of the executed agreement and considering the provisions related to multiple element arrangements, we concluded that our involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable. Following U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, we believe that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase do not meet criteria in FASB ASC 605-25 for separation (e.g., no separate identifiable fair value), we concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with our substantive obligation to serve on the Global Product Team and the Joint Steering Committee. Our substantive obligations were completed in June 2010 when the NDA was transferred to AstraZeneca.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International (“Cilag”), a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been eliminated, which may occur later this year.

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

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three months ended March 31, 2011 and 2010, the Company recognized $4.1 million and $3.8 million for Treximet, respectively, and for the three months ended March 31, 2011, the Company recognized $0.4 million for VIMOVO, of royalty revenue. During the three months ended March 31, 2010, the Company recognized no royalty revenue for VIMOVO.

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
Development revenue and direct billed costs for the three months ended March 31, 2011 and 2010 were the following:

	Three months ended March 31,
	2011	2010
Development Revenue	$-	$68,077
Direct Costs	$8,517	$37,702

Investments— Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended March 2011 and 2010, the Company had $365,000 and $48,000, respectively, of interest and other income. As of March 31, 2011 and 2010, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of March 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$9,367,962	$2,320	$(552)	$9,369,730
Corporate notes	25,168,883	5,900	(10,067)	25,164,716
Total short-term investments	$34,536,845	$8,220	$(10,619)	$34,534,446

Short-term investments consisted of the following as of December 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$11,215,093	$4,671	$(1,058)	$11,218,706
Corporate notes	21,623,849	18,502	(2,508)	21,639,843
Total short-term investments	$32,838,942	$23,173	$(3,566)	$32,858,549

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. The fair value hierarchy for inputs maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of March 31, 2011, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at March 31, 2011.

The following table sets forth our financial instruments carried at fair value as of March 31, 2011 and December 31, 2010:

	Financial Instruments
	Carried at Fair Value
	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$22,222,478	$31,232,083
Short-term investments	34,534,446	32,858,549
Total cash and investments	$56,756,924	$64,090,632

The following table sets forth our financial instruments carried at fair value within the hierarchy and using the lowest level of input as of March 31, 2011:

	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$22,222,478	$—	$—	$22,222,478
Short-term investments	—	34,534,446	—	34,534,446
Total cash and investments	$22,222,478	$34,534,446	$—	$56,756,924

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

Accumulated Other Comprehensive Income— Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $2,399 of net unrealized losses on its investments at March 31, 2011 and $19,607 of net unrealized gains at December 31, 2010.

Comprehensive loss consists of the following components for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net loss	$(5,685,897)	$(2,966,626)
Change in unrealized loss on marketable securities	(22,006)	(8,567)
Total comprehensive loss	$(5,707,903)	$(2,975,193)

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

A summary of all stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2010	3,990	224	201	4,415
2011 grants	507	—	111	618
2011 exercises	—	—	—	—
2011 forfeitures	(150)	(2)	—	(152)

Awards outstanding at 3/31/2011	4,347	222	312	4,881

Our statements of operations for the three months ended March 31, 2011 and March 31, 2010 includes the following stock-based compensation expense:

	Three months ended March 31,
	2011	2010
Research and development	$95,677	$271,937
General and administrative	410,426	521,873
Operating expense	506,103	793,810
Tax benefit	-	-
Net expense	$506,103	$793,810

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.3 years, was $4.7 million at March 31, 2011.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2011 and 2010 are shown in the following table:

	Three months ended March 31,
	2011	2010
Expected volatility	71.3-71.4%	70.9%
Expected dividends	0%	0%
Expected terms	6.0 Years	6.0 Years
Risk-free interest rate	2.52-2.68%	2.67%

For the three months ended March 31, 2011 and 2010, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three months ended March 31, 2011 and 2010, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2011 and 2010 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, are as follows:
Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2010	3,990	$8.90	4.6	$1,270
Granted	507	4.66
Exercised	-	-
Forfeited or expired	(150)	11.48
Outstanding at March 31, 2011	4,347	8.31	5.2	$3,271
Exercisable at March 31, 2011	3,065	$9.19	4.1	$105
Vested or expected to vest at March 31, 2011	4,155	$8.31	5.2	$3,126

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2011 and March 31, 2010 was equal to the market price of the underlying common stock on the grant date. The total intrinsic value of stock options vested during the three months ended March 31, 2011 and March 31, 2010 was $0.1 million. The fair value of shares vested during the three months ended March 31, 2011 and March 31, 2010 were $1.2 million and $1.4 million, respectively.

A summary of the time-based nonvested awards as of March 31, 2011, and changes during the three months ended March 31, 2011, are as follows:
	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2010	1,072	$7.71
Granted	507	4.66
Exercised	—	—
Forfeited or expired	(150)	11.48
Vested	(147)	6.35

Nonvested outstanding at March 31, 2011	1,282	$6.22

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2011 and March 31, 2010, the Company recognized $71,200 and $32,000, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, are as follows:
	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2010	201	$8.59
Granted	111	4.60
Vested and released	—	—
Forfeited or expired	—	—

Restricted stock outstanding at March 31, 2011	312	$7.17

As of March 31, 2011, there was an aggregate $1.4 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $419,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $15,600 unrecognized compensation expense related to unvested restricted stock units under the June 10, 2010 award of 11,000 restricted stock units with a grant-date per-share fair value of $7.29 and $504,700 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60. There were 209,050 unvested restricted stock units outstanding at March 31, 2011.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVO™ (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. There was no expense related to these awards for the three months ended March 31, 2011 and there was $0.2 million expense for the three months ended March 31, 2010.

A summary of the performance-based stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2010	201	$8.59
Granted	111	4.60
Exercised	—	—
Forfeited or expired	—	—

Performance-based outstanding at March 31, 2011	312	$7.17

As of March 31, 2011, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 222,033 vested performance-based options outstanding at March 31, 2011. There were 2,125 awards forfeited during the three months ended March 31, 2011and 6,375 awards forfeited during the three months ended March 31, 2010. No performance-based awards were exercised during the three months ended March 31, 2011 and 2010. At March 31, 2011, the performance-based options had no intrinsic value and a remaining contractual life of 7.0 years. No performance-based awards vested during the three months ended March 31, 2011and 2010.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011 and 2010, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended March 31,
	2011	2010
Basic weighted average shares outstanding	29,904,347	29,833,553
Effect of dilutive employee and director awards	-	-
Diluted weighted-average shares outstanding and assumed conversions	29,904,347	29,833,553

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

At March 31, 2011, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,545,573
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,880,803
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	7,516,376

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $252,200 at March 31, 2011.

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

Contingencies— The Company and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, Teva Pharmaceuticals USA, or Teva, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s or a possible lawsuit against Sun. We have incurred $14.5 million, cumulatively, in legal fees through the end of three months ended March 31, 2011. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 10, 2011.

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

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO.

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

We are aware of changes to the Plavix® label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors such as omeprazole. The current Plavix label includes a statement in the Warnings and Precautions section to avoid concomitant use of Plavix with drugs that are strong or moderate CYP2C19 inhibitors such as omeprazole. The Plavix label further states to avoid concomitant use of Plavix and omeprazole. In addition, the current Prilosec label, in the Warnings and Precautions section, states that co-administration of Plavix with 80 mg of omeprazole, a PPI that is a strong inhibitor of CYP2C19, reduces the pharmacological activity of Plavix if given concomitantly or if given 12 hour apart. These FDA warnings were based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 325 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. Additional Phase 1 pharmacokinetic and/or pharmacodynamics studies may be done to further characterize the interaction between PA32540 and Plavix. FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a Warning against the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2011, our accumulated deficit was approximately $122.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 69% of our total operating expenses. For the three months ended March 31, 2011, our research and development expenses represented approximately 58% of our total operating expenses.

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

•
Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible. For example, GSK was unable to obtain pediatric exclusivity for Treximet prior to the expiration of marketing exclusivity, requiring us to obtain a preliminary injunction in order to prevent Par from launching its generic version of Treximet prior to the issuance of a final decision in our patent litigation;

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

Status and Expenses Related to Our Approved Products and Product Candidates

           There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $3.4 million for the three months ended March 31, 2010, and $5.1 million for the three months ended March 31, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.2 million for the three months ended March 31, 2010, and $0.8 million for the three months ended March 31, 2011. Total compensation for 2010 included a $0.3 million charge for non-cash compensation for stock option expense and a $0.1 million charge for non-cash compensation for stock option expense for 2011. Other research and development department costs were $0.1 million for the three months ended March 31, 2010.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $25,000 for the three months ended March 31, 2011. We incurred total direct development costs of $26.2 million associated with the development of our MT 400 and Treximet programs. We recorded in the three months ended March 31, 2011, $4.1 million of Treximet royalty revenue, of which $4.1 million is in accounts receivable at March 31, 2011. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet®  tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008; Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet previously had regulatory exclusivity through April 15, 2011.

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

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet.

In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International (Cilag), a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years. Cilag will be responsible for the manufacturing, development and commercialization of MT 400.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

We incurred direct development costs associated with the development of our PN program of $9,000 for the three months ended March 31, 2011. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We are aware of changes to the Plavix® label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors such as omeprazole. The current Plavix label includes a statement in the Warnings and Precautions section to avoid concomitant use of Plavix with drugs that are strong or moderate CYP2C19 inhibitors such as omeprazole. The Plavix label further states to avoid concomitant use of Plavix and omeprazole. In addition, the current Prilosec label, in the Warnings and Precautions section, states that co-administration of Plavix with 80 mg of omeprazole, a PPI that is a strong inhibitor of CYP2C19, reduces the pharmacological activity of Plavix if given concomitantly or if given 12 hour apart. These FDA warnings were based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 325 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. Additional Phase 1 pharmacokinetic and/or pharmacodynamics studies may be done to further characterize the interaction between PA32540 and Plavix. FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a Warning against the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We intend to conduct further studies for these and other PA indications when adequate funds are available.

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

We incurred direct development costs associated with the development of our PA program of $4.5 million during the three months ended March 31, 2011. We incurred total direct development cost of $41.4 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On March 31, 2011, we accrued $4.1 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an ANDA with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet previously had regulatory exclusivity through April 15, 2011.

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

On April 15, 2010 the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

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

At March 31, 2011, we accrued $360,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to POZEN and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

Cilag GmbH International (Cilag)

On March 21, 2011, we entered into a license agreement with Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years.

Cilag will be responsible for the manufacturing, development and commercialization of MT 400. The agreement, unless earlier terminated, will expire on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country. Either party has the right to terminate upon any material breach of the agreement by the other party, if the breaching party has not cured the breach within sixty (60) days after written notice to cure has been given by the non-breaching party. In the case of our termination for uncured breach by Cilag, we may terminate the agreement with respect to the country or countries to which the breach relates. In addition, Cilag may terminate the agreement as a whole or on a country-by-country basis upon thirty (30) days’ notice prior to the approval of MT 400 in any country of the Territory and ninety (90) days’ notice if MT 400 has been not yet been approved for sale in any country of the Territory. If the agreement is terminated by Cilag at will, Cilag will transfer MT 400 and all rights back to us and will grant us a license to use the trademark for MT 400 in the Territory.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net loss per share: Net loss attributable to common stockholders for the three months ended March 31, 2011 was $(5.7) million or $(0.19) per share, on a diluted basis, as compared to a net loss of $(3.0) million, or $(0.10) per share, on a diluted basis, for the three months ended March 31, 2010. The net loss for the three months ended March 31, 2011 included a $(0.5) million or $(0.02) per share charge for non-cash stock-based compensation expense as compared to $(0.8) million or $(0.03) per share for the same period of 2010.

Revenue: We recognized total revenue of $4.5 million for the three months ended March 31, 2011 as compared to total revenue of $6.9 million for the three months ended March 31, 2010. The decrease in revenue was primarily due to an increase of $0.7 million in royalty revenue and a decrease of $3.1 million in licensing revenue for the three months ended March 31, 2011 compared to 2010. Royalty revenue for the three months ended March 31, 2011 consisted of $4.5 million of royalty revenue compared to $3.8 million of royalty revenue for 2010. There was no other licensing revenue for the three months ended March 31, 2011 while there was $3.1 million of other licensing revenue for 2010. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments are deferred and the non-refundable portions are amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $1.2 million to $5.9 million for the three months ended March 31, 2011, as compared to the same period of 2010. The increase was due primarily to an increase in direct development costs for our PA program, as compared to the same period of 2010. Direct development costs for the PA program increased by $1.3 million to $4.5 million, primarily due to clinical trial activities and other product development activities during the three months ended March 31, 2011, as compared to the same period of 2010. Direct development costs for the exploratory programs increased by $0.5 million to $0.6 million. Other direct departmental costs and departmental expenses decreased by $0.6 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $0.9 million to $4.3 million for the three months ended March 31, 2011, as compared to the same period of 2010. The decrease was due primarily to decreased legal costs for patent defense and partially offset by an increase in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2010. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest income was $365,000 and $48,000 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

       We estimate an annual effective tax rate of 0% for the year ended December 31, 2011. Our effective tax rate was 0% for the three month period ended March 31, 2011. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2011 and 2010, there were no such interest and penalties.

Liquidity and Capital Resources

               At March 31, 2011, cash and cash equivalents, along with short-term investments, totaled $56.8 million, a decrease of $7.3 million compared to December 31, 2010. The decrease in cash was primarily due to operating expenses for the period. This is partially offset by cash receipts of royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $4.0 million in operating cash during the three months ended March 31, 2011 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.5 million accounts receivable for royalties under the GSK and AstraZeneca agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $7.0 million and $10.1 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Net cash used in investing activities during the three months ended March 31, 2011 totaled $2.0 million, and net cash provided by investing activities for the three months ended March 31, 2010 totaled $9.8 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2011 is projected to increase from our 2010 requirements as a result of increased development activities. During the three months ended March 31, 2011 and March 31, 2010 we recorded non-cash stock-based compensation expense of $0.5 million and $0.8 million, respectively, associated with the grant of stock options and restricted stock.

As of March 31, 2011, we had $22.2 million in cash and cash equivalents and $34.5 million in short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet currently had regulatory exclusivity through April 15, 2011.

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

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to POZEN and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the possible lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s relating to a generic version of VIMOVO. Furthermore, we will continue to incur expenses in connection with these lawsuits, including the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s if either we or the defendants chose to appeal the outcome of the District Court case, which expenses may be substantial. We will also incur expenses, which may be substantial, in connection with the patent infringement lawsuit against Dr. Reddy’s, even though AstraZeneca has elected to exercise its first right to prosecute the patent infringement suit. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $122.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

Our only current potential sources of revenue are the royalty payments that we may receive pursuant to our collaboration agreements with GSK and AstraZeneca. We have received all remaining regulatory milestone payments under our collaboration agreements with GSK and AstraZeneca.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently. The FDA has recently made several changes to the omeprazole label that relate, in part, to the agency’s concern regarding certain reported adverse events in patients taking long term PPI such as omeprazole. For example, with VIMOVO, in Dosage and Administration, the label states to use the lowest effective dose for the shortest duration consistent with individual patient treatment goals. There is a risk that further omeprazole safety issue may arise in the future that could impact FDA’s benefit/risk assessment of the dose or duration of PPI in subjects requiring long-term PPI use.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of Treximet and/or any of our products that we develop or acquire. We have received Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet. We have also received a Paragraph IV Notice Letter notifying us of the filing of an ANDA with the FDA for approval to market a generic version of VIMOVO. We filed patent infringement lawsuits in response to these ANDAs that has  led and will continue to lead to costly and time consuming patent litigation.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009 and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet previously had regulatory exclusivity through April 15, 2011.

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

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in such a proceeding and the FDA approved a generic version of our product, such an outcome would have a material adverse effect on sales of Treximet, our business and our results of operations.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet; however, we have no assurance that GSK will make such resubmission or, if such resubmission is made, that FDA will accept such resubmission and grant additional exclusivity, or if additional exclusivity is granted by FDA, that one or more of our patents Court the term of which can be extended by such exclusivity will be upheld by the Court.

In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet; however, we have no assurance that GSK will make such resubmission or, if such resubmission is made, that FDA will accept such resubmission and grant additional exclusivity, or if additional exclusivity is granted by FDA, that one or more of our patents, the term of which can be extended by such exclusivity, will be upheld by the Court.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to POZEN and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against the four companies in the United States District Court for the Eastern District of Texas. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report. AstraZeneca has elected to prosecute infringement suits against Dr. Reddy’s which submitted an ANDA to the FDA for approval to market a generic version of Treximet tablets. We and AstraZeneca filed suit against Dr. Reddy’s in the United States District Court for the District of New Jersey on April 21, 2011.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals, or Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA, seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva and Dr. Reddy’s have each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm and Teva resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The Company and GSK are evaluating Sun’s Paragraph IV Notice Letter.

We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet; however, we have no assurance that GSK will make such resubmission or, if such resubmission is made, that FDA will accept such resubmission and grant additional exclusivity, or if additional exclusivity is granted by FDA, that one or more of our patents, the term of which can be extended by such exclusivity, will be upheld by the Court.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to POZEN and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, and Dr. Reddy’s, and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product after marketing exclusivity expires. We have been informed by GSK, that FDA has not accepted its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could launch its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 in 2023. The patent is assigned to POZEN and listed with respect to VIMOVO™ in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey. The filing of this patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Dr. Reddy’s ANDA for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, and Dr. Reddy’s in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the federal court in the District of New Jersey in connection with its ANDA submission to the FDA containing a paragraph IV certification for approval to market (naproxen/esomeprazole magnesium) delayed-release tablets, a generic version of VIMOVO tablets, before the expiration of our patent. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s, which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets.

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

Our operating expenses for the three months ended March 31, 2011 totaled $10.2 million, including non-cash compensation expense of $0.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2008 through 2010, our average annual operating expenses (including average non-cash deferred compensation of $4.9 million) were $53.6 million ($42.1 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of March 31, 2011, we had an aggregate of $56.8 million in cash, cash equivalents and short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, we anticipate making significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. In order to successfully exploit our future products, we must successfully market and sell our products and establish or develop the needed third party contracts to market and distribute these products. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

●•	developing our own commercial team will be expensive and time-consuming and could result in high cash burn or reduced profitability;
●●	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
●·	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
●·	failure to develop a commercial strategy that can effectively reach and persuade adequate numbers of physicians to prescribe our products;
●	our inability to secure reimbursement at a reasonable price;
●·	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent sales and marketing organization;
●	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
●·	our ability to fund our commercialization efforts on terms acceptable to us, if at all.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through April 28, 2011, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

6. Exhibits

Exhibit Number	Description
10.1	License Agreement, dated as of March 21, 2011, by and between the Company and Cilag GmbH International.*†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
May 5, 2011	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
May 5, 2011	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 5, 2011	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	License Agreement, dated as of March 21, 2011, by and between the Company and Cilag GmbH International.*†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.