Form 10-Q
period 2011-06-30
POZEN INC /NC
filed 2011-08-04
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2011 was 29,915,347.

POZEN Inc.
FORM 10-Q

For the Six Months Ended June 30, 2011

i

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,856,892	$31,232,083
Short-term investments	19,695,527	32,858,549
Accounts receivable	4,612,617	4,038,726
Prepaid expenses and other current assets	548,467	1,498,995
Total current assets	57,713,503	69,628,353
Property and equipment, net of accumulated depreciation	93,945	70,033
Total assets	$57,807,448	$69,698,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,330,830	$2,972,309
Accrued compensation	1,103,805	2,327,327
Accrued expenses	3,886,040	2,504,147
Accrued contract costs	1,696,334	—
Deferred revenue	257,300	—
Total current liabilities	8,274,309	7,803,783
Long-term liabilities:
Accrued contract costs	—	1,266,491
Total liabilities	8,274,309	9,070,274
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,915,347 and 29,904,347 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	29,915	29,904
Additional paid-in capital	178,530,113	177,505,978
Accumulated other comprehensive (loss) income	(11,718)	19,607
Accumulated deficit	(129,015,171)	(116,927,377)
Total stockholders’ equity	49,533,139	60,628,112
Total liabilities and stockholders’ equity	$57,807,448	$69,698,386

See accompanying Notes to Financial Statements.

INDEX

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue:
Royalty revenue	$4,587,242	$4,094,835	$9,048,934	$7,865,960
Licensing revenue	-	24,114,903	-	27,201,079
Development revenue	-	25,112	-	93,190
Total revenue	4,587,242	28,234,850	9,048,934	35,160,229

Operating expenses:
Selling, general and administrative	4,762,001	5,677,221	9,068,648	10,881,852
Research and development	6,273,051	6,386,461	12,183,201	11,106,730
Total operating expenses	11,035,052	12,063,682	21,251,849	21,988,582

Interest and other income	45,913	29,375	115,121	62,270
(Loss) income before income tax expense	(6,401,897)	16,200,543	(12,087,794)	13,233,917
Income tax expense	-	-	-	-
Net (loss) income attributable to common stockholders	$(6,401,897)	$16,200,543	$(12,087,794)	$13,233,917
Basic net (loss) income per common share	$(0.21)	$0.54	$(0.40)	$0.44
Shares used in computing basic net (loss) income per common share	29,905,556	29,883,067	29,904,951	29,858,310

Diluted net (loss) income per common share	$(0.21)	$0.53	$(0.40)	$0.44

Shares used in computing diluted net (loss) income per common share	29,905,556	30,394,525	29,904,951	30,228,995

See accompanying Notes to Financial Statements.

INDEX

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities
Net (loss) income	$(12,087,794)	$13,233,917
Adjustments to reconcile net income/(loss) to (cash used in) provided by operating activities:
Depreciation	19,204	13,528
Bond amortization income	575,951	84,506
Noncash compensation expense	1,024,146	1,900,391
Changes in operating assets and liabilities:
Accounts receivable	(573,891)	(3,051,430)
Prepaid expenses and other current assets	950,529	63,590
Accounts payable and other accrued expenses	(1,053,265)	(1,544,583)
Deferred revenue	257,300	7,201,080
Net cash (used in) provided by operating activities	(10,887,820)	3,498,839
Investing activities
Purchase of equipment	(43,116)	(32,875)
Purchase of investments	(17,143,255)	(19,918,627)
Sale of investments	29,699,000	22,203,346
Net cash provided by investing activities	12,512,629	2,251,844
Financing activities
Proceeds from issuance of common stock	-	299,525
Net cash provided by financing activities	-	299,525
Net increase in cash and cash equivalents	1,624,809	6,050,208
Cash and cash equivalents at beginning of period	31,232,083	23,278,353
Cash and cash equivalents at end of period	$32,856,892	$29,328,561

See accompanying Notes to Financial Statements.

INDEX

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.            Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company committed to transforming medicine that transforms lives. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions and is now developing a portfolio of integrated aspirin therapies. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. The Company has decided to retain control of its integrated aspirin product candidates and is evaluating how best to commercialize such product candidates. If the Company elects to commercialize future products by itself, it would record sales of such products as revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 10, 2011 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of June 30, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $5.6 million at June 30, 2011 and $3.8 million at December 31, 2010. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

INDEX

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

On March 21, 2011, we entered into a license agreement with Cilag GmbH International (“Cilag”), a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been satisfied, which may occur later this year.

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

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three and six months ended June 30, 2011, the Company recognized $4.0 million and $8.1 million for Treximet, respectively, and for the three and six months ended June 30, 2011, the Company recognized $0.6 million and 0.9 million for VIMOVO, royalty revenue. During the three and six months ended June 30, 2010, the Company recognized $4.1 million and $7.9 million for Treximet, respectively and no royalty revenue for VIMOVO.

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

INDEX

Development revenue and direct billed costs for the three and six months ended June 30, 2011 and 2010 were the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Development Revenue	$-	$25,112	$-	$93,190
Direct Costs	$-	$10,238	$-	$47,940

Investments— Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended June 2011 and 2010, the Company had $326,000 and $99,000, respectively, of interest and other income. For the six months ended June 2011 and 2010, the Company had $691,000 and $146,000, respectively, of interest and other income. As of June 30, 2011 and 2010, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of June 30, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$2,019,006	$621	-	$2,019,627
Corporate notes	17,687,969	166	(12,235)	17,675,900
Total short-term investments	$19,706,975	$787	$(12,235)	$19,695,527

Short-term investments consisted of the following as of December 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$11,215,093	$4,671	$(1,058)	$11,218,706
Corporate notes	21,623,849	18,502	(2,508)	21,639,843
Total short-term investments	$32,838,942	$23,173	$(3,566)	$32,858,549

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

INDEX

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

The financial assets for which we perform recurring remeasurements are cash equivalents and short-term investments. As of June 30, 2011, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at June 30, 2011.

The following table sets forth our financial instruments carried at fair value as of June 30, 2011 and December 31, 2010:

	Financial Instruments Carried at Fair Value
	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$32,856,892	$31,232,083
Short-term investments	19,695,527	32,858,549
Total cash and investments	$52,552,419	$64,090,632

The following table sets forth our financial instruments carried at fair value within the hierarchy and using the lowest level of input as of June 30, 2011:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$32,856,892	$—	$—	$32,856,892
Short-term investments	—	19,695,527	—	19,695,527
Total cash and investments	$32,856,892	$19,695,527	$—	$52,552,419

INDEX

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

Accumulated Other Comprehensive Income— Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $11,718 of net unrealized losses on its investments and cash equivalents at June 30, 2011 and $19,607 of net unrealized gains at December 31, 2010.

Comprehensive loss consists of the following components for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30
	2011	2010	2011	2010
Net (loss) income	$(6,401,897)	$16,200,543	$(12,087,794)	$13,233,917
Change in unrealized loss on marketable securities	(9,319)	(13,747)	(31,326)	(22,314)
Total comprehensive loss	$(6,411,216)	$16,186,796	$(12,119,120)	$13,211,603

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

A summary of all stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2010	3,990	224	201	4,415
2011 grants	559	—	143	702
2011 exercises	—	—	(11)	(11)
2011 forfeitures	(295)	(20)	—	(315)

Awards outstanding at 6/30/2011	4,254	204	333	4,791

INDEX

Our statements of operations for the three and six months ended June 30, 2011 and June 30, 2010 includes the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$120,388	$329,824	$216,065	$603,799
General and administrative	397,655	776,757	808,081	1,296,592
Operating expense	518,043	1,106,581	1,024,146	1,900,391
Tax benefit	-	-	-	-
Net expense	$518,043	$1,106,581	$1,024,146	$1,900,391

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.1 years, was $4.5 million at June 30, 2011.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2011 and 2010 are shown in the following table:

INDEX

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected volatility	70.8%	72.7-74.3%	70.8-71.4%	70.9-74.3%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.98%	2.30-2.60%	1.98-2.68%	2.30-2.70%

For the three and six months ended June 30, 2011 and 2010, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and six months ended June 30, 2011 and 2010, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six months ended June 30, 2011 and 2010 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2010	3,990	$8.90	4.6	$1,270
Granted	507	4.66
Exercised	-	-
Forfeited or expired	(150)	11.48
Outstanding at March 31, 2011	4,347	$8.31	5.2	$3,271
Exercisable at March 31, 2011	3,065	$9.19	4.1	$105
Vested or expected to vest at March 31, 2011	4,155	$8.31	5.2	$3,126
Granted	52	4.68
Exercised	-
Forfeited or expired	(145)	7.56
Outstanding at June 30, 2011	4,254	$8.26	4.9	$-
Exercisable at June 30, 2011	3,031	$9.32	4.2	$-
Vested or expected at June 30, 2011	4,071	$8.26	4.9	$-

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six months ended June 30, 2011 and June 30, 2010 was equal to the market price of the underlying common stock on the grant date. There was no total intrinsic value of the stock options vested during the three months ended June 30, 2011.

A summary of the time-based nonvested awards as of June 30, 2011, and changes during the six months ended June 30, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2010	1,072	$7.71
Granted	507	4.66
Exercised	—	—
Forfeited or expired	(150)	11.48
Vested	(147)	6.35

Nonvested outstanding at March 31, 2011	1,282	6.22
Granted	52	4.68
Exercised	—	—
Forfeited or expired	(145)	7.56
Vested	(34)	6.26
Nonvested outstanding at June 30, 2011	1,223	$5.65

INDEX

Restricted Stock and Restricted Stock Units

For the three and six months ended June 30, 2011, the Company recognized $91,700 and $159,000, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of June 30, 2011, and changes during the three months ended June 30, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2010	201	$8.59
Granted	111	4.60
Vested and released	—	—
Forfeited or expired	—	—
Restricted stock outstanding at March 31, 2011	312	7.17
Granted	32	4.68
Vested and released	(11)	7.64
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2011	333	$6.92

As of June 30, 2011, there was an aggregate $1.0 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $384,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50,  $ 472,800 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60 and $143,000 unrecognized compensation  expense related to unvested stock units under the 2011 award of 32,500 restricted stock unites with a grand-date-per-share fair value of $4.68.  There were 208,755 unvested restricted stock units outstanding at June 30, 2011.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVO™ (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. There was no expense related to these awards for the three months ended June 30, 2011 and there was $0.3 million expense for the three months ended June 30, 2010.

As of June 30, 2011, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 204,200 vested performance-based options outstanding at June 30, 2011. There were 17,833 awards forfeited during the three months ended June 30, 2011and 6,375 awards forfeited during the three months ended June 30, 2010. No performance-based awards were exercised during the three months ended June 30, 2011 and 2010. At June 30, 2011, the performance-based options had no intrinsic value and a remaining contractual life of 6.8 years. No performance-based awards vested during the three months ended June 30, 2011.

INDEX

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2011 and 2010. During the three and six months ended June 30, 2011 and 2010, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	29,905,556	29,883,067	29,904,951	29,858,310
Effect of dilutive employee and director awards	-	511,458	-	370,685
Diluted weighted-average shares outstanding and assumed conversions	29,905,556	30,394,525	29,904,951	30,228,995

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

At June 30, 2011, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,623,506
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,791,870
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	7,505,376

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $240,300 at June 30, 2011.

INDEX

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

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

INDEX

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s and Lupin relating to a generic version of VIMOVO.  We have incurred $14.6 million, cumulatively, in legal fees through the end of six months ended June 30, 2011. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. In the United States, we intend to lead all commercialization efforts, which may or may not include co-promotion partners. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. As we commercialize in the United States, we intend to continue utilizing our outsource model to develop a 21st century commercial organization, which will include hiring an internal commercial team to develop strategy and to direct strategic outsource partners in the implementation of such strategy.

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

INDEX

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

INDEX

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. Additional Phase 1 pharmacokinetic and/or pharmacodynamics studies may be done to further characterize the interaction between PA32540 and Plavix. FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a Warning against the concomitant use of PA32540 and Plavix.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2011, our accumulated deficit was approximately $129.0 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 69% of our total operating expenses. For the six months ended June 30, 2011, our research and development expenses represented approximately 57% of our total operating expenses.

INDEX

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

Status and Expenses Related to Our Approved Products and Product Candidates

           There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $8.3 million for the six months ended June 30, 2010, and $10.5 million for the six months ended June 30, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.6 million for the six months ended June 30, 2010, and $1.4 million for the six months ended June 30, 2011. Total compensation for 2010 included a $0.6 million charge for non-cash compensation for stock option expense and a $0.2 million charge for non-cash compensation for stock option expense for 2011. Other research and development department costs were $0.2 million for the six months ended June 30, 2010, and $0.3 million for the six months ended June 30, 2011.

INDEX

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $30,000 for the six months ended June 30, 2011. We incurred total direct development costs of $26.2 million associated with the development of our MT 400 and Treximet programs. We recorded in the six months ended June 30, 2011, $8.1 million of Treximet royalty revenue, of which $4.1 million is in accounts receivable at June 30, 2011. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. GSK has also informed the Company that FDA has agreed to allow GSK to resubmit its pediatric data once additional information is available, allowing FDA to make a pediatric exclusivity determination. If one or more of the Company’s patents are upheld by the Court and GSK’s resubmission is accepted by FDA, an additional six (6) months may be added to the patent period of any patent covering Treximet.

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

INDEX

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

INDEX

We incurred direct development costs associated with the development of our PN program of $7,000 for the six months ended June 30, 2011. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

INDEX

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. Additional Phase 1 pharmacokinetic and/or pharmacodynamics studies may be done to further characterize the interaction between PA32540 and Plavix. FDA assessment of these data and the implication to a future PA32540 label are not known at this time but may include a Warning against the concomitant use of PA32540 and Plavix.

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

We incurred direct development costs associated with the development of our PA program of $10.0 million during the six months ended June 30, 2011. We incurred total direct development cost of $46.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

INDEX

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On June 30, 2011, we accrued $4.0 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

INDEX

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

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

INDEX

At June 30, 2011, we accrued $561,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

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

INDEX

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net (loss) income  per share: Net (loss) income attributable to common stockholders for the three months ended June 30, 2011 was $(6.4) million or $(0.21) per share, on a basic and diluted basis, as compared to a net (loss) income of $16.2 million, or $0.53 per share, on a diluted basis, for the three months ended June 30, 2010. The net (loss) income for the three months ended June 30, 2011 included a $0.5 million or $0.02 per share charge for non-cash stock-based compensation expense as compared to $1.1 million or $0.04 per share for the same period of 2010.

Revenue: We recognized total revenue of $4.6 million for the three months ended June 30, 2011 as compared to total revenue of $28.2 million for the three months ended June 30, 2010. The decrease in revenue was primarily due to a decrease of $24.1 million in licensing  revenue and an increase of $0.5 million in royalty revenue for the three months ended June 30, 2011 compared to 2010. Royalty revenue for the three months ended June 30, 2011 consisted of $4.6 million of royalty revenue compared to $4.1 million of royalty revenue for 2010. There was no other licensing revenue for the three months ended June 30, 2011 while there was $24.1 million of licensing revenue for 2010. The licensing revenue for the three months ended June 30, 2010 consisted of a $20.0 million milestone payment received from AstraZeneca for the FDA approval of VIMOVO, and $4.1 million other licensing revenue.  Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments are deferred and the non-refundable portions are amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $0.1 million to $6.3 million for the three months ended June 30, 2011, as compared to the same period of 2010. Direct development costs for the PA program increased by $0.6 million to $5.3 million, primarily due to clinical trial activities and other product development activities during the three months ended June 30, 2011, as compared to the same period of 2010. Other direct departmental costs and departmental expenses decreased by $0.7 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $0.9 million to $4.8 million for the three months ended June 30, 2011, as compared to the same period of 2010. The decrease was due primarily to decreased legal costs for patent defense of $2.4 million, partially offset by an increase in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2010. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $46,000 and $29,000 for the three months ended June 30, 2011 and 2010, respectively.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net (loss) income per share: Net (loss) income  attributable to common stockholders for the six months ended June 30, 2011 was $(12.1) million or $(0.40) per share, on a diluted basis, as compared to a net (loss) income of $13.2 million, or $0.44 per share on a basic and diluted basis, for the six months ended June 30, 2010. The net (loss) income for the six months ended June 30, 2011 included a $1.0 million or $0.03 per share charge for non-cash stock-based compensation expense as compared to $1.9 million or $0.06 per share for the same period of 2010.

Revenue: We recognized total revenue of $9.0 million for the six months ended June 30, 2011 as compared to total revenue of $35.2 million for the six months ended June 30, 2010. The decrease in revenue was primarily due to a 2011 decrease in licensing revenue partially offset by a 2011 increase in royalty revenue.  The decrease in 2011 licensing revenue was due to the 2010 receipt of a $20.0 million milestone payment, received from Astrazeneca for the FDA approval of VIMOVO, and $7.2 million in other licensing revenue, partially offset by a 2011 increase of $1.2 million royalty revenue, for the six months ended June 30, 2011 compared to 2010. There was no other licensing and development revenues for the six months ended June 30, 2011 compared to the same period of 2010. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. All VIMOVO deferred revenue has been recognized as of June 30, 2010. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $48,000 for the six months ended June 30, 2010. No direct costs were billed during the six months ended June 30, 2011.  All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

INDEX

Research and Development: Research and development expenses increased by $1.1 million to $12.2 million for the six months ended June 30, 2011, as compared to the same period 2010. The increase was due primarily to an increase in direct development costs for our PA program. Direct development costs for the PA program increased by $2.1 million to $10.0 million, primarily due to clinical trial activities and other product development activities during the six months ended June 30, 2011, as compared to the same period of 2010. Other direct development costs and departmental expenses decreased by $1.0 million to $1.7 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $1.8 million to $9.1 million for the six months ended June 30, 2011, as compared to the same period of 2010. The decrease was due primarily to decreased legal costs for patent defense of 4.5 million, partially offset by pre-commercialization and development costs for our PA32540 product candidate, as compared to the same period of 2010. Selling, general and administrative expenses consisted primarily of pre-commercialization costs for our PA32540 product candidate, the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other Income: Other income was $115,000 and $62,000 for the six months ended June 30, 2011 and 2010, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2011. Our effective tax rate was 0% for the six month period ended June 30, 2011. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the six months ended June 30, 2011 and 2010, there were no such interest and penalties.

We have been informed by the IRS that our 2008 tax return has been selected for audit with primary focus on tax treatments of milestone payments. All milestone payments for both GSK and AZ agreements were fully recognized for tax purposes by the end of 2008.

Liquidity and Capital Resources

           At June 30, 2011, cash and cash equivalents, along with short-term investments, totaled $52.6 million, a decrease of $11.5 million compared to December 31, 2010. The decrease in cash was primarily due to operating expenses for the period. This is partially offset by cash receipts of royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

INDEX

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

We received $8.5 million in operating cash during the six months ended June 30, 2011 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.6 million accounts receivable for royalties under the GSK and AstraZeneca agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $10.9 million and cash provided by operating activities totaled $3.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Net cash provided by investing activities during the six months ended June 30, 2011 totaled $12.5 million, and net cash provided by investing activities for the six months ended June 30, 2010 totaled $2.3 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2011 is projected to increase from our 2010 requirements as a result of increased development and pre-commercialization activities. During the six months ended June 30, 2011 and June 30, 2010 we recorded non-cash stock-based compensation expense of $1.0 million and $1.9 million, respectively, associated with the grant of stock options and restricted stock.

As of June 30, 2011, we had $32.9 million in cash and cash equivalents and $19.7 million in short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

Therefore, as part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise.  We consider our two royalty streams as cash assets that could be monetized to accelerate the expected cash flow. We also could sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we have registered up to 8,540,000 shares of our common stock for sale in one or more public offerings. Certain selling stockholders named in the prospectus for the registration statement may offer up to an aggregate of 540,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

INDEX

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred in pre-commercialization activities for our products for which we retain control and decide not to enter into additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our Treximet and VIMOVO patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

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

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011 the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

INDEX

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s and Lupin relating to a generic version of VIMOVO. Furthermore, we will continue to incur expenses in connection with these lawsuits, including the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s if either we or the defendants chose to appeal the outcome of the District Court case, which expenses may be substantial. We will also incur expenses, which may be substantial, in connection with the patent infringement lawsuit against Dr. Reddy’s, even though AstraZeneca has elected to exercise its first right to prosecute the patent infringement suit. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We have incurred significant losses since our inception. As of June 30, 2011, we had an accumulated deficit of approximately $129.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

INDEX

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

INDEX

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

INDEX

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

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

INDEX

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in any of the above-described proceedings and the FDA approves a generic version of one of our marketed products, such an outcome would have a material adverse effect on sales of such product, our business and our results of operations.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against the four companies in the United States District Court for the Eastern District of Texas. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010. The Court has not made a ruling as of the filing date of this report. AstraZeneca has elected to prosecute infringement suits against Dr. Reddy’s and Lupin, each of which submitted an ANDA to the FDA for approval to market a generic version of Treximet tablets. We and AstraZeneca filed suit against Dr. Reddy’s in the United States District Court for the District of New Jersey on April 21, 2011 and against Lupin in the United States District Court for the District of New Jersey on July 25, 2011 .

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

INDEX

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has filed a NDA for a combination product containing aspirin and esomeprazole which, if approved, may enter the market before and compete with our PA cardiovascular product candidates.

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

We have been informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE, or Sun, informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, 6,586,458 and 7,332,183. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.   .

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

INDEX

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

We incur expenses in connection with these lawsuits, which may likely be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in litigation against Par, Alphapharm, and Dr. Reddy’s, and other companies who may file ANDAs for Treximet, such companies could market a generic version of the product  In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after regulatory exclusivity expired on April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing litigation is pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case is issued.

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

Further, on June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™  before the expiration of U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 6,926,907, 7,411,070, and 7,745,466. U.S. Patent Nos. 5,714,504, 5,900,424, 6,369,085, 6,875, 872, 7,411,070, and 7,745,466 are assigned to AstraZeneca or its affiliates and U.S. Patent No. 6,926,907 is assigned to the Company. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

INDEX

In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. Such opposition proceedings and related appeals may not be resolved for several years, and may result in the partial or total revocation of the issued patent. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. As a result of these oppositions and subsequent proceedings, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT 1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence. In addition, in April 2011, oppositions were also filed against our issued European patent for VIMOVO and our PA Products by Chatfield Laboratories and Strawman Limited asserting that the European patent should not have been granted. This opposition proceeding may not be resolved for several years.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, and Dr. Reddy’s in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s and Lupin in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (naproxen/esomeprazole magnesium) delayed-release tablets, a generic version of VIMOVO tablets, before the expiration of our patent and, in the case of Lupin, our patent and AstraZeneca’s patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s and Lupin, which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets.

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

INDEX

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

Our operating expenses for the six months ended June 30, 2011 totaled $21.3 million, including non-cash compensation expense of $1.0 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2008 through 2010, our average annual operating expenses (including average non-cash deferred compensation of $4.9 million) were $53.6 million ($42.1 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of June 30, 2011, we had an aggregate of $52.6 million in cash, cash equivalents and short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, Tomás S. Bocanegra, M.D, F.A.C.P, F.A.C.R , Executive Vice President, Development, John G. Fort, M.D., Chief Medical Officer, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Elizabeth A. Cermak, Executive Vice President and Chief Commercial Officer, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

INDEX

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

INDEX

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through July 28, 2011, the high and low sales prices of our common stock ranged from $2.25 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

INDEX

6. Exhibits

Exhibit Number	Description
10.1	Executive Employment Agreement, by and between POZEN Inc. and Tomas Bocanegra, dated as of July 5, 2011 (filed as Exhibit 10.1 to the Registrants current report on Form 8-K, filed July 11, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Financial Statements.

* Filed herewith.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

August 4, 2011	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
August 4, 2011	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 4, 2011	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

INDEX

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Employment Agreement, by and between POZEN Inc. and Tomas Bocanegra, dated as of July 5, 2011 (filed as Exhibit 10.1 to the Registrants current report on Form 8-K, filed July 11, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Financial Statements.

* Filed herewith.