Form 10-Q
period 2011-09-30
POZEN INC /NC
filed 2011-11-03
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2011 was 29,915,347.

POZEN Inc.
FORM 10-Q

For the Nine Months Ended September 30, 2011

i

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,719,994	$31,232,083
Short-term investments	11,719,753	32,858,549
Accounts receivable	4,901,300	4,038,726
Prepaid expenses and other current assets	375,555	1,498,995
Total current assets	51,716,602	69,628,353
Property and equipment, net of accumulated depreciation	87,481	70,033
Total assets	$51,804,083	$69,698,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,241	$2,972,309
Accrued compensation	1,668,367	2,327,327
Accrued expenses	4,291,426	2,504,147
Accrued contract costs	1,939,677	—
Deferred revenue	257,300	—
Total current liabilities	8,666,011	7,803,783
Long-term liabilities:
Accrued contract costs	—	1,266,491
Total liabilities	8,666,011	9,070,274
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,915,347 and 29,904,347 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	29,915	29,904
Additional paid-in capital	179,200,405	177,505,978
Accumulated other comprehensive (loss) income	(10,815)	19,607
Accumulated deficit	(136,081,433)	(116,927,377)
Total stockholders’ equity	43,138,072	60,628,112
Total liabilities and stockholders’ equity	$51,804,083	$69,698,386

See accompanying Notes to Financial Statements.

INDEX

POZEN Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue:
Royalty revenue	$4,901,300	$4,345,725	$13,950,234	$12,211,685
Licensing revenue	-	-	-	27,201,079
Development revenue	-	3,990	-	97,179
Total revenue	4,901,300	4,349,715	13,950,234	39,509,943

Operating expenses:
Selling, general and administrative	5,704,855	7,019,534	14,773,502	17,901,386
Research and development	6,284,488	5,982,171	18,467,690	17,088,901
Total operating expenses	11,989,343	13,001,705	33,241,192	34,990,287

Interest and other income	21,781	65,697	136,902	127,967
(Loss) income before income tax expense	(7,066,262)	(8,586,293)	(19,154,056)	4,647,623
Income tax expense	-	-	-	-
Net (loss) income attributable to common stockholders	$(7,066,262)	$(8,586,293)	$(19,154,056)	$4,647,623
Basic net (loss) income per common share	$(0.24)	$(0.29)	$(0.64)	$0.16
Shares used in computing basic net (loss) income per common share	29,915,347	29,897,602	29,908,417	29,871,407

Diluted net (loss) income per common share	$(0.24)	$(0.29)	$(0.64)	$0.15

Shares used in computing diluted net (loss) income per common share	29,915,347	29,897,602	29,908,417	30,229,225

See accompanying Notes to Financial Statements.

INDEX

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities
Net (loss) income	$(19,154,056)	$4,647,623
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	29,301	21,482
Bond amortization income	757,971	370,602
Noncash compensation expense	1,694,438	2,807,672
Changes in operating assets and liabilities:
Accounts receivable	(862,574)	(3,306,309)
Prepaid expenses and other current assets	1,123,440	138,214
Accounts payable and other accrued expenses	(661,563)	470,778
Deferred revenue	257,300	(7,201,080)
Net cash used in operating activities	(16,815,743)	(2,051,018)
Investing activities
Purchase of equipment	(46,749)	(50,670)
Purchase of investments	(17,148,597)	(42,429,681)
Sale of investments	37,499,000	30,741,438
Net cash provided by (used in) investing activities	20,303,654	(11,738,913)
Financing activities
Proceeds from issuance of common stock	-	299,525
Net cash provided by financing activities	-	299,525
Net increase (decrease) in cash and cash equivalents	3,487,911	(13,490,406)
Cash and cash equivalents at beginning of period	31,232,083	23,278,353
Cash and cash equivalents at end of period	$34,719,994	$9,787,947

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 10, 2011 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $6.2 million at September 30, 2011 and $3.8 million at December 31, 2010. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

INDEX

Revenue Recognition— The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues. With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and royalty payments based on product sales. Historically, the non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. For the Company’s current agreements, these periods are estimated to be as follows:

The September 2006 $40.0 million licensing fee received from AstraZeneca AB (“AstraZeneca”) related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, we extended the amortization period by three months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, we subsequently extended the amortization periods by 4 months, as a result of revisions to the development timeline. The revenue was fully amortized as of June 30, 2010.

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

On March 21, 2011, we entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been satisfied, which may occur later this year.

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

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three and nine months ended September  30, 2011, the Company recognized $4.1 million and $12.2 million for Treximet, respectively, and for the three and  nine months ended September 30, 2011, the Company recognized $0.8 million and $1.7 million for VIMOVO, royalty revenue. During the three and nine months ended September 30, 2010, the Company recognized $3.9 million and $11.8 million for Treximet, respectively and $0.5 million and $0.5 million for VIMOVO, respectively.

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

Development revenue and direct billed costs for the three and nine months ended September 30, 2011 and 2010 were the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Development Revenue	$-	$3,990	$-	$97,179
Direct Costs	$-	$7,092	$-	$55,031

Investments— Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended September 2011 and 2010, the Company had $21,800 and $65,700, respectively, of interest and other income. For the nine months ended September 2011 and 2010, the Company had $136,900 and $128,000, respectively, of interest and other income. As of  September 30, 2011 and 2010, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of September 30, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$1,006,243	$-	(112)	$1,006,131
Corporate notes	10,724,325	-	(10,703)	10,713,622
Total short-term investments	$11,730,568	-	$(10,815)	$11,719,753

Short-term investments consisted of the following as of December 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$11,215,093	$4,671	$(1,058)	$11,218,706
Corporate notes	21,623,849	18,502	(2,508)	21,639,843
Total short-term investments	$32,838,942	$23,173	$(3,566)	$32,858,549

INDEX

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of September 30, 2011, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at September 30, 2011.

INDEX

The following table sets forth our financial instruments carried at fair value as of September 30, 2011 and December 31, 2010:

	Financial Instruments Carried at Fair Value
	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$34,719,994	$31,232,083
Short-term investments	11,719,753	32,858,549
Total cash and investments	$46,439,747	$64,090,632

The following table sets forth our financial instruments carried at fair value within the hierarchy and using the lowest level of input as of September 30, 2011:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$34,719,994	$—	$—	$34,719,994
Short-term investments	—	11,719,753	—	11,719,753
Total cash and investments	$34,719,994	$11,719,753	$—	$46,439,747

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

Accumulated Other Comprehensive Income (Loss)— Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $10,815 of net unrealized losses on its investments and cash equivalents at September 30, 2011 and $19,607 of net unrealized gains at December 31, 2010.

Comprehensive income (loss) consists of the following components for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(7,066,262)	$(8,586,293)	$(19,154,056)	$4,647,623
Change in unrealized loss on marketable securities	903	58,472	(30,422)	36,158
Total comprehensive (loss) income	$(7,065,359)	$(8,527,821)	$(19,184,478)	$4,683,781

INDEX

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

A summary of all stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2010	3,990	224	201	4,415
2011 grants	709	—	143	852
2011 exercises	—	—	(11)	(11)
2011 forfeitures	(360)	(20)	—	(380)

Awards outstanding at 9/30/2011	4,339	204	333	4,876

Our statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010 includes the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$118,475	$213,676	$334,540	$815,436
General and administrative	551,817	693,605	1,359,898	1,992,236
Operating expense	670,292	907,281	1,694,438	2,807,672
Tax benefit	-	-	-	-
Net expense	$670,292	$907,281	$1,694,438	$2,807,672

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.4 years, was $4.2 million at September 30, 2011.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2011 and 2010 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected volatility	71.2-72.1%	72.2%	70.8-72.1%	70.9 – 74.3%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.30-1.95%	1.71%	1.30-2.68%	1.71 – 2.7%

For the three and nine months ended  September 30, 2011 and  2010, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and nine months ended September 30, 2011 and 2010, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2011 and 2010 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

INDEX

A summary of the time-based stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2010	3,990	$8.90	4.6	$1,270
Granted	507	4.66
Exercised	-	-
Forfeited or expired	(150)	11.48
Outstanding at March 31, 2011	4,347	8.31	5.2	$3,271
Exercisable at March 31, 2011	3,065	9.19	4.1	$105
Vested or expected to vest at March 31, 2011	4,155	8.31	5.2	$3,126
Granted	52	4.68
Exercised	-
Forfeited or expired	(145)	7.56
Outstanding at June 30, 2011	4,254	8.26	4.9	$-
Exercisable at June 30, 2011	3,026	9.32	4.2	$-
Vested or expected to vest at June 30, 2011	4,071	8.26	4.9	$-
Granted	150	3.98
Exercised	-
Forfeited or expired	(65)	10.89
Outstanding at September 30,2011	4,339	$8.14	5.5	$-
Exercisable at September 30,2011	2,999	$9.29	4.1	$-
Vested or expected at September 30, 2011	4,138	$8.14	5.5	$-

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine months ended September 30, 2011 and September 30, 2010 was equal to the market price of the underlying common stock on the grant date. There was no total intrinsic value of the stock options vested during the three months ended September 30, 2011.

A summary of the time-based nonvested awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2010	1,104	$7.84
Granted	507	4.66
Exercised	—	—
Forfeited or expired	(150)	11.48
Vested	179	7.39
Nonvested outstanding at March 31, 2011	1,282	6.22
Granted	52	4.68
Exercised	—	—
Forfeited or expired	(145)	7.56
Vested	(39)	2.46
Nonvested outstanding at June 30, 2011	1,228	5.88
Granted	150	3.98
Exercised	—	—
Forfeited or expired	(65)
Vested	(27)	11.76
Nonvested outstanding at September 30,2011	1,340	$5.54

INDEX

Restricted Stock and Restricted Stock Units

For the three and nine months ended September 30, 2011, the Company recognized $105,300 and $264,300, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of September 30, 2011, and changes during the three and nine months ended September 30, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2010	201	$8.59
Granted	111	4.60
Vested and released	—	—
Forfeited or expired	—	—
Restricted stock outstanding at March 31, 2011	312	6.92
Granted	32	4.68
Vested and released	(11)	7.64
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2011	333	6.92
Granted	—	—
Vested and released	—	—
Forfeited or expired	—	—
Restricted stock outstanding at September 30, 2011	333	$6.92

As of September 30, 2011, there was an aggregate $895,000 of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $348,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $441,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60 and $105,000 unrecognized compensation  expense related to unvested stock units under the 2011 award of 32,500 restricted stock unites with a grand-date-per-share fair value of $4.68.  There were 208,755 unvested restricted stock units outstanding at September 30, 2011.

Effective October 1, 2011, the Compensation Committee of the Board of Directors of the Company awarded an aggregate of 267,026 restricted stock units, with a grant-date per-share fair value of $2.41, to all employees, including executive officers, as a result of the successful defense of the challenge to the Company’s patents for Treximet® by a number of generic pharmaceutical companies. The restricted stock units vest in accordance with the following schedule: (i) one-third (1/3) immediately upon grant, (ii) one-third (1/3) on October 1, 2012, and (iii) one-third (1/3) on October 1, 2013.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVO™ (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period. There was no expense related to these awards for the three months ended September 30, 2011 and there was $0.3 million expense for the three months ended September 30, 2010.

INDEX

As of September 30, 2011, there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 204,200 vested performance-based options outstanding at September 30, 2011. There were 17,833 awards forfeited during the nine months ended September 30, 2011and no awards forfeited during the three months ended September 30, 2011. No performance-based awards were exercised during the three and nine  months ended September 30, 2011 and 2010. At September 30, 2011, the performance-based options had no intrinsic value and a remaining contractual life of 6.5 years. No performance-based awards vested during the nine months ended September 30, 2011.

Effective October 1, 2011, pursuant to an incentive program (the “PA32540 incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, 159,040 restricted stock units and stock options to purchase an aggregate of 284,000 shares of common stock were granted to all of the Company’s employees, including its executive officers pursuant to, and subject to, the terms of the 2010 Plan. These restricted stock units and stock options are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. The restricted stock units will vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of the NDA for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction. The stock options vest  in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of the NDA for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction.  The stock options are otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the 2010 Plan. The options and restricted stock units have a ten-year term. The options have exercise prices of $2.41 per share which was equal to the NASDAQ reported market closing price of the Company’s common stock on September 30, 2011, the date immediately preceding the date of the grant. The restricted stock units have a grant-date-per-share fair value of $2.41.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011 and 2010, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	29,915,347	29,897,602	29,908,417	29,871,407
Effect of dilutive employee and director awards	-	-	-	357,818
Diluted weighted-average shares outstanding and assumed conversions	29,915,347	29,897,602	29,908,417	30,229,225

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

INDEX

At September 30, 2011, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,583,506
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,876,871
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	7,550,377

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $228,400 at September 30, 2011.

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

At the March 2010 meeting, the FASB issued Accounting Standards Update (ASU) 2010-17 (“Revenue Recognition ”) – Milestone Method (Topic 605): Milestone Method of Revenue Recognition – a consensus of the FASB Emerging Issues Task Force. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASC 605-28 will have a material impact on the Company’s financial statements.

Contingencies— We and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”),  Teva Pharmaceuticals USA (“Teva”), and Dr. Reddy’s Laboratories, Inc. (“ Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals (“Mylan”) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent,, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011

INDEX

On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. The settlement did not end the ongoing litigation against the other three defendants. The case was tried before Judge Leonard Davis in the Eastern District of Texas on October 12-15, 2010.

We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s.  The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of, '499,'458 and,'183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc. (“Anchen”) informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

INDEX

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO.  We have incurred an aggregate of $14.8 million, in legal fees through the nine months ended September 30, 2011. Furthermore, we will have to incur additional expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

INDEX

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and in the United States, we intend to find a commercial partner who will allow us to play a significant role in all commercialization efforts. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

We have developed Treximet® in collaboration with GlaxoSmithKline (“GSK”). Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

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

INDEX

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated the bioequivalence of the salicylic acid component of PA32540 as compared to 325 mg of enteric-coated aspirin which we believe will satisfy the FDA’s bioequivalence requirement. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. We anticipate filing an NDA in 2012.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. No further Phase 1 studies on the clopidogrel-PPI interaction are planned. FDA assessment of available data on the drug-drug interaction may result in the inclusion of a warning, similar to that in the current Prilosec label, against the concomitant use of PA32540 and Plavix.

INDEX

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We may conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2011, our accumulated deficit was approximately $136.1 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 69% of our total operating expenses. For the nine months ended September 30, 2011, our research and development expenses represented approximately 56% of our total operating expenses.

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

INDEX

•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and

•	The acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to play a significant role in the commercialization of our products with commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Approved Products and Product Candidates

           There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $13.2 million for the nine months ended September 30, 2010, and $15.8 million for the nine months ended September 30, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.6 million for the nine months ended September 30, 2010, and $2.5 million for the nine months ended September 30, 2011. Total compensation for 2010 included a $0.8 million charge for non-cash compensation for stock option expense and a $0.3 million charge for non-cash compensation for stock option expense for 2011. Other research and development department costs were $0.3 million for the nine months ended September 30, 2010, and $0.2 million for the nine months ended September 30, 2011.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $45,800 for the nine months ended September 30, 2011. We incurred total direct development costs of $26.2 million associated with the development of our MT 400 and Treximet programs. We recorded in the nine months ended September 30, 2011, $12.2 million of Treximet royalty revenue, of which $4.1 million is in accounts receivable at September 30, 2011. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan) had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. Our Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

INDEX

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

We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

 On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s.  The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years. Cilag will be responsible for the manufacturing, development and commercialization of MT 400.

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

INDEX

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. In total, VIMOVO has been submitted in 67 countries worldwide and been approved in 37 to date.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey

We incurred direct development costs associated with the development of our PN program of $7,000 for the nine months ended September 30, 2011. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program

As part of our PA program, we are exploring the development of a combination of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage.

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

INDEX

Based upon the FDA’s earlier confirmation that endoscopic gastric were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. . Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. We anticipate filing an NDA in 2012.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. No further Phase 1 studies on the clopidogrel-PPI interaction are planned. FDA assessment of available data on the drug-drug interaction may result in the inclusion of a warning, similar to that in the current Prilosec, label against the concomitant of PA32540 and Plavix.

INDEX

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We may to conduct further studies for these and other PA indications when adequate funds are available.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development and, if we ultimately chose to partner the products later in the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us.

We incurred direct development costs associated with the development of our PA program of $15.0 million during the nine months ended September 30, 2011. We incurred total direct development cost of $51.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. On September 30, 2011, we accrued $4.1 million of Treximet royalty revenue and GSK will also pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

INDEX

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan) had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, the '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

 We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of the ’499, the ’458 and the ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

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

INDEX

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

On September 30, 2011, we accrued $809,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

INDEX

 On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Net (loss) per share: Net (loss) attributable to common stockholders for the three months ended September 30, 2011 was $(7.1) million or $(0.24) per share, on a basic and diluted basis, as compared to a net loss of $(8.6) million, or $(0.29) per share, on a diluted basis, for the three months ended September 30, 2010. The net loss for the three months ended September 30, 2011 included a $(0.7) million or $(0.02) per share charge for non-cash stock-based compensation expense as compared to $(0.9) million or $(0.03) per share for the same period of 2010.

Revenue: We recognized total revenue of $4.9 million for the three months ended September 30, 2011 as compared to total revenue of $4.3 million for the three months ended September 30, 2010. The increase in revenue was primarily due to an increase of royalty revenue for the three months ended September 30, 2011 compared to 2010.

Research and development: Research and development expenses increased by $0.3 million to $6.3 million for the three months ended September 30, 2011, as compared to the same period of 2010. Direct development costs for the PA program increased by $0.5 million to $5.2 million, primarily due to clinical trial activities and other product development activities during the three months ended September 30, 2011, as compared to the same period of 2010. Other direct departmental costs and departmental expenses decreased by $0.2 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

INDEX

Selling, general and administrative: Selling, general and administrative expenses decreased by $1.3 million to $5.7 million for the three months ended September 30, 2011, as compared to the same period of 2010. The decrease was due primarily to decreased legal costs for patent defense of $2.6 million, partially offset by an increase in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2010. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $21,800 and $65,700 for the three months ended September  30, 2011 and 2010, respectively.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Net (loss) income per share: Net (loss) income attributable to common stockholders for the nine months ended September 30, 2011 was $(19.2) million or $(0.64) per share, on a diluted basis, as compared to a net income of $4.6 million, or $0.16 and $0.15 per share on a basic and diluted basis, respectively, for the nine months ended September 30, 2010. The (loss) income for the nine months ended September 30, 2011 included a $(1.7) million or $(0.06) per share charge for non-cash stock-based compensation expense as compared to $(2.8) million or $(0.09) per share for the same period of 2010.

Revenue: We recognized total revenue of $14.0 million for the nine months ended September 30, 2011 as compared to total revenue of $39.5 million for the nine months ended September 30, 2010. The decrease in revenue was primarily due to a 2011 decrease in licensing revenue partially offset by a 2011 increase in royalty revenue.  The decrease in 2011 licensing revenue was due to the 2010 receipt of a $20.0 million milestone payment, received from Astrazeneca for the FDA approval of VIMOVO, and $7.2 million in other licensing revenue, partially offset by a 2011 increase of $1.7 million royalty revenue, for the nine months ended September 30, 2011 compared to 2010. There was no other licensing and development revenues for the nine months ended September 30, 2011 compared to the same period of 2010.

Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. All VIMOVO deferred revenue has been recognized as of September 30, 2010. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $48,000 for the six months ended June 30, 2010. No direct costs were billed during the nine months ended September 30, 2011.  All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and Development: Research and development expenses increased by $1.4 million to $18.5 million for the nine months ended September 30, 2011, as compared to the same period 2010. The increase was due primarily to an increase in direct development costs for our PA program. Direct development costs for the PA program increased by $2.6 million to $15.2 million, primarily due to clinical trial activities and other product development activities during the nine months ended September 30, 2011, as compared to the same period of 2010. Other direct development costs and departmental expenses decreased by $1.2 million to $3.2 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $3.1 million to $14.8 million for the nine months ended September 30, 2011, as compared to the same period of 2010. The decrease was due primarily to decreased legal costs for patent defense of $7.2 million, partially offset by pre-commercialization and development costs for our PA32540 product candidate, as compared to the same period of 2010. Selling, general and administrative expenses consisted primarily of pre-commercialization costs for our PA32540 product candidate, the costs of administrative personnel, facility infrastructure, legal expenses, market research, and public company activities.

Other Income: Other income was $136,900 and $128,000 for the nine months ended September 30, 2011 and 2010, respectively.

INDEX

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2011. Our effective tax rate was 0% for the nine month period ended September 30, 2011. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2008. However, the loss carryforwards generated prior to 2008 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine month period ended September 30, 2011 and 2010, there were no such interest and penalties.

We have been informed by the IRS that our 2008 tax return has been selected for audit with primary focus on tax treatments of milestone payments. All milestone payments for both GSK and AZ agreements were fully recognized for tax purposes by the end of 2008.

Liquidity and Capital Resources

           At September 30, 2011, cash and cash equivalents, along with short-term investments, totaled $46.4 million, a decrease of $17.7 million compared to December 31, 2010. The decrease in cash was primarily due to operating expenses for the period. This is partially offset by cash receipts of royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $13.1 million in operating cash during the nine months ended September 30, 2011 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK. In addition, our balance sheet included a $4.9 million accounts receivable for royalties under the GSK and AstraZeneca agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $16.8 million and $2.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Net cash provided by investing activities during the nine months ended September 30, 2011 totaled $20.3 million, and net cash used in investing activities for the nine months ended September  30, 2010 totaled $11.7 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2011 is projected to increase from our 2010 requirements as a result of increased development and pre-commercialization activities. During the nine months ended September 30, 2011 and September 30, 2010 we recorded non-cash stock-based compensation expense of $1.7 million and $2.8 million, respectively, associated with the grant of stock options and restricted stock.

INDEX

As of September 30, 2011, we had $34.7 million in cash and cash equivalents and $11.7 million in short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred in pre-commercialization activities for our products;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our Treximet and VIMOVO patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our patents.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, along with GSK, have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan) had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, the '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s.  The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

INDEX

On April 15, 2011, we and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of the ’499, the ’458 and the ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, we filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter notice from Anchen  informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement lawsuit appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s, Lupin and Anchen  relating to a generic version of VIMOVO. Furthermore, we will continue to incur expenses in connection with these lawsuits, including the patent infringement lawsuit against Par, Alphapharm, and Dr. Reddy’s since the defendants have appealed the outcome of the District Court case, which expenses may be substantial. We will also incur expenses, which may be substantial, in connection with the patent infringement lawsuit against Dr. Reddy’s, Lupin and Anchen, even though AstraZeneca has elected to exercise its first right to prosecute the patent infringement suit. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

INDEX

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of GSK relating to Treximet and of AstraZeneca related to VIMOVO.

We have incurred significant losses since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $136.1 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of Treximet by GlaxoSmithKline, or GSK, sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, GSK’s inability to launch Treximet with approved promotional and professional materials, including direct to consumer advertising, may have had an adverse impact on uptake of the product, thus affecting our royalty revenue.

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

In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the primary endpoint in the ongoing Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will continue to accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may limit our or our partners’ ability to market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we or our partners believe are necessary or desirable for the promotion of our product candidate.

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

INDEX

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the ’499 patent, the ’458 patent. and 7the '183 patent”) listed with respect to Treximet in the Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was  pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and DRL.  The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and DRL, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm Pty Ltd. (Alphapharm) the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

INDEX

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey

The filing of these patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s, Lupin and Anchen resulted in the FDA automatically instituting a stay, or bar, of approval of their respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the defendants, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in any of the above-described proceedings and the FDA approves a generic version of one of our marketed products, such an outcome would have a material adverse effect on sales of such product, our business and our results of operations.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against the four companies in the United States District Court for the Eastern District of Texas. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, and Anchen, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO . We and AstraZeneca filed suit against Dr. Reddy’s, Lupin and Anchen in the United States District Court for the District of New Jersey.

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

INDEX

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop sales and distribution capabilities, either internally or through the use of third parties, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with GSK which gives GSK responsibility for marketing and selling Treximet in the United States or our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which will include developing internal commercialization capabilities to enable us to play a significant role in the commercialization of our products with commercial partners.  We cannot guarantee that we would have sufficient resources to develop such internal capabilities or would be able to hire the qualified sales and marketing personnel we would need.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product. This product will enter the European market and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

We and GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the ’499 patent, the ’458 patent, and the '183 patent listed with respect to Treximet in the Orange Book.. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. All four actions were consolidated into one suit. The Company’s filing of these patent infringement lawsuits within forty-five days of our receipt of the respective Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s resulted in the FDA automatically instituting a stay, or bar, of approval of Par’s, Alphapharm’s, Teva’s, and Dr. Reddy’s respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the ANDA applicant, whichever occurs first. Treximet had regulatory exclusivity through April 15, 2011.

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

We were informed by GSK, that FDA did not accept its submission of clinical study data with respect to the use of Treximet® in a pediatric population. As a result, FDA could not make a determination of whether the product would qualify to receive an additional six (6) months of exclusivity and, therefore, was not be granted pediatric exclusivity before regulatory exclusivity expired on April 15, 2011. In the absence of a decision in the ongoing litigation described above prior to the expiration of regulatory exclusivity, Par, which the Company believes has 180 days of exclusivity for its generic product, could have launched its generic version of Treximet into the United States market, at risk, after April 15, 2011. Therefore, on March 21, 2011, we filed a preliminary injunction in the United States District Court for the Eastern District of Texas where the ongoing case was pending and on April 14, 2011, Judge Davis granted the preliminary injunction preventing Par from launching its generic product until the final decision in the case was issued.

On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s.  A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s.  The ʼ183 patent was not asserted against Alphapharm.  The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm, the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of the ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas

INDEX

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book.  The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey and filed an amended complaint to include the AstraZeneca patents on October 28, 2011.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent and U.S. Patent No. 5,900,424, or the '424 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey.

On September 16, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe the five listed patents or that the five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

The filing of these patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s, Lupin and Anchen resulted in the FDA automatically instituting a stay, or bar, of approval of their respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the defendants, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

We incur expenses in connection with these lawsuits, which have been and may continue to be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in the appeal of the District Court decision against Par, Alphapharm, and Dr. Reddy’s, or in the litigation against Sun or other companies who may file ANDAs for Treximet, such companies could market a generic version of the product prior to the expiration of our patents.  In addition, we and AstraZeneca have received Paragraph IV Notice Letters from Dr. Reddy’s, Lupin and Anchen informing us that they had filed ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of our and AstraZeneca’s patents and have filed suit against them in the United States District Court for the District of New Jersey.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, and Dr. Reddy’s in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin and Anchen in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents . With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin and Anchen, which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets.

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

Our operating expenses for the nine months ended September 30, 2011 totaled $33.2 million, including non-cash compensation expense of $1.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2008 through 2010, our average annual operating expenses (including average non-cash deferred compensation of $4.9 million) were $53.6 million ($42.1 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of September 30, 2011, we had an aggregate of $46.4 million in cash, cash equivalents and short-term investments. Our operating expenses for 2011 and 2012 may exceed the net level of our operating expenses in 2010, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from GSK’s sale of Treximet and from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth.

INDEX

If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

We may be unable to raise additional equity funds when we desire to do so due to unfavorable market conditions in our industry or generally, or due to other unforeseen developments in our business. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy. Further, to the extent that we obtain additional funding through collaboration and licensing arrangements, it may be necessary for us to give up valuable rights to our development programs or technologies or grant licenses on terms that may not be favorable to us.

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

Risks Related to Potential Commercialization of our Product Candidates

We are currently evaluating the commercial opportunities for our current product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue the commercial opportunities for our future products ourselves or co-promote and/or retain a significant role in the commercialization of our future products with strategic partners and we are unable to develop sales and marketing capabilities on our own, or through partner acquisition, we will not be able to fully exploit the commercial potential of our future products and the costs of pursuing such a strategy may have a material adverse impact on our results of operations.

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. If we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

•	developing our own commercial team or commercialization with a partner will be expensive and time-consuming and could result in high cash burn or reduced profitability;
•	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
•	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
•	failure to develop a commercial strategy ourselves or together with partners that can effectively reach and persuade adequate numbers of physicians to prescribe our products;

INDEX

•	our or our partners’ inability to secure reimbursement at a reasonable price;
•	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent commercial organization;
•	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
•	our ability to fund our commercialization efforts alone or together with our partners on terms acceptable to us, if at all.

If we decide to pursue commercialization opportunities for our future products ourselves or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, failure to comply with the laws governing the marketing and sale of such future products may result in regulatory agencies taking action against us and/or our partners, which could significantly harm our business.

If we decide to pursue commercial opportunities for our future products ourselves or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

In addition, depending upon our agreements with our partners, we may need to comply with the body of laws comprised of the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. This body of law governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate and report the pricing of our products so as to ensure that the federally funded programs will get the best price. Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and gifts and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of requirements with which we would need to comply.

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

In addition, the Federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs and other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations

INDEX

Factors That May Affect Our Stockholders

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

INDEX

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

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Financial Statements.

* Filed herewith.

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

November 3, 2011	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 3, 2011	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 3, 2011	By:	/s/ JOHN E. BARNHARDT
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

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Financial Statements.

* Filed herewith.