Form 10-K
period 2011-12-31
POZEN INC /NC
filed 2012-03-09
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2011 was approximately $111,577,868. As of February 21, 2012, there were outstanding 29,975,175 shares of common stock.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will allow us a role in commercialization efforts to ensure the vision of the product is achieved. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

Treximet

We have previously developed Treximet® in collaboration with GlaxoSmithKline (“GSK”). Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

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

On November 23, 2011, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.  Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our outstanding patent litigation concerning Treximet concerning Treximet against Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”), and Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s”) which is now on appeal to the United States Court of Appeals for the Federal Circuit and our patent litigation against Sun Pharma Global FZE (“ Sun”) pending in the United States District Court for the Eastern District of Texas.

VIMOVO

We have developed VIMOVO™ with AstraZeneca AB, or AstraZeneca. VIMOVO™ (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, the FDA approved VIMOVO™ for the relief of the signs and symptoms of osteoarthritis (“OA”), rheumatoid arthritis (“RA”) and ankylosing spondylitis (“AS”) and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO™, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The FDA decided to obtain further advice on this issue and held a meeting of its Gastrointestinal Advisory Board (Advisory Board) on November 4, 2010,  to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (“UGI”) toxicity.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO.

Our Principal Product Candidates

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that  the salicylic acid (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin.. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed last year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. In 2012, the FDA requested that we perform an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid (“ASA”).  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. As a result, there is a risk that this Phase 1 study may not demonstrate bioequivalence.  However, if successful, we believe that by demonstrating bioequivalence to a marketed aspirin product, our PA product will likely receive the appropriate cardio- and cerebrovascular secondary prevention claims of aspirin. We have initiated this additional Phase 1 study and anticipate filing an NDA in 2012.

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

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2011, our accumulated deficit was approximately $74.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 68% of our total operating expenses. For the fiscal year ended December 31, 2011, our research and development expenses represented approximately 51% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

•	The ability of AstraZeneca to successfully commercialize VIMOVO™ globally;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

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

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which includes developing internal commercialization capabilities to enable us to play a significant role in the commercialization of our products with commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing medicines that can transform lives. The principal elements of our business strategy are to:

•
Utilize expected cash flow from licensed products to fund new product ideas that meet our internal criteria. We expect to utilize the cash and cash flows from VIMOVO and from the monetization of our royalties from Treximet to support the funding of development and pre-commercialization activities for our PA franchise of product candidates, as well as other new product concepts now in the exploratory stage.

•
Develop and perform pre-commercialization activities for our portfolio of product candidates. We expect to focus a substantial portion of our efforts over the next few years on the further development, approval and commercialization of our existing portfolio of product candidates and potential product candidates. Our primary focus in the near-term is on the clinical development of our PA product candidates. We have hired a chief commercial officer who is responsible for all pre-commercialization activities, as well as developing the commercialization strategy for the product candidates, which includes developing internal commercialization capabilities to enable us to play a significant role in the commercialization of our products with commercial partners.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales PerspectiveTM, or IMS, in 2011 total triptan sales in the U.S. were approximately $1.7 billion. Sumatriptan is the leading triptan product. There are currently three types of sumatriptan formulations commercially available: oral, intranasal and injectable. According to IMS, U.S. sales for generic sumatriptan in all dosage forms totaled approximately $316 million in 2011, while sales of Imitrex®, marketed by GlaxoSmithKline, in all dosage forms totaled approximately $71 million in 2010. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $48,200 for the fiscal year ended December 31, 2011. We incurred total direct development costs of $26.3 million associated with the development of our MT 400 and Treximet programs. We recorded in the fiscal year ended December 31, 2011, $12.2 million of Treximet royalty revenue, and $71.9 million in revenue for the monetization of future Treximet royalty revenues. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

 We and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”), Teva Pharmaceuticals USA (“Teva”), and Dr. Reddy’s Laboratories, Inc. (“ Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals (“Mylan”) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

We have no continuing involvement in the selling or marketing of Treximet, and do not have any impact on the future royalty stream. The upfront payment of $75 million received is non-refundable, is fixed in amount and is not dependent on the future royalty stream of Treximet. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. In total, VIMOVO has been submitted in 71 countries worldwide and been approved in 45 to date.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent No. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. .

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

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc. (“Anchen”) informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

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

We incurred direct development costs associated with the development of our PN program of $7,000 for the fiscal year ended December 31, 2011. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, whereas < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We completed a study which demonstrated that the salicylic acid component of PA32540 was bioequivalent to the reference drug, EC aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540.

Based upon the FDA’s earlier confirmation that endoscopic gastric were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. . Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. In 2012, the FDA requested that we perform an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid (“ASA”).  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. As a result, there is a risk that this Phase 1 study may not demonstrate bioequivalence.  However, if successful, we believe that by demonstrating bioequivalence to a marketed aspirin product, our PA product will likely receive the appropriate cardio- and cerebrovascular secondary prevention claims of aspirin. We have initiated this additional Phase 1 study and anticipate filing an NDA in 2012.

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

Additionally, we have met with several national European regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials, along with demonstrating bioequivalence to the reference drug, EC aspirin, with respect to the aspirin component. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe.

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

We incurred direct development costs associated with the development of our PA program of $18.2 million during the fiscal year ended December 31, 2011. We incurred total direct development cost of $55.1 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will  pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

On December 31, 2011, we accrued $1,130,000 of VIMOVO royalty revenue, which was received subsequent to year end. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

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

Patheon Pharmaceuticals Inc. (Patheon)

On December 19, 2011, we entered into a Manufacturing Services Agreement (the “Supply Agreement”) and a related Capital Expenditure and Equipment Agreement (the “Capital Agreement”) relating to the manufacture of PA32450. Under the terms of the Supply Agreement, Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of the PA32540 for sale in the United States. The term of the Supply Agreement extends until December 31st of the fourth year after the we notify Patheon to begin manufacturing services under the Supply Agreement (the “Initial Term”) and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ written notice prior to the expiration of the Initial Term or twelve months’ written notice prior to the expiration of any renewal term. In addition to usual and customary termination rights which allow each party to terminate the Supply Agreement for material, uncured breaches by the other party, we can terminate the Agreement upon thirty (30) days’ prior written notice if a governmental or regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling PA32540 or if it is determined that the formulation or sale of PA32540 infringes any patent rights or other intellectual property rights of a third party. We can also terminate the Supply Agreement upon twenty-four (24) months’ prior written notice if we license, sell, assign or otherwise transfer any rights to commercialize PA32540 in the Territory to a third party. The Supply Agreement contains general and customary commercial supply terms and conditions, as well as establishing pricing for bulk product and different configurations of packaged product, which pricing will be adjusted annually as set forth in the Supply Agreement. Under the terms of the Capital Agreement, we will be responsible for the cost of purchasing certain equipment specific to the manufacture of PA32540, the cost of which, based on current volume projections, is expected to be less than $150,000. If additional equipment and facility modifications are required to meet our volume demands for PA32540, we may be required to contribute to the cost of such additional equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.

Manufacturing

We currently have no manufacturing capability and we do not intend to establish internal manufacturing capabilities.

To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged clinical trial materials. We have also entered into a Supply Agreement and a related Capital Agreement with Patheon for the manufacture of PA32450 for sale in the United States. We believe our current supplier agreements should be sufficient to complete our planned clinical trials and to meet our commercial supply needs for PA32540 in the United States. Under our agreements with GSK and AstraZeneca, it is the obligation of our partners to supply clinical trial material required to conduct clinical trials, as well as commercial supplies of products developed under those agreements. Use of third-party manufacturers enables us to focus on our clinical development activities, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third-party manufacturers for the commercial scale manufacturing of our products.

Competition

Competition for our migraine products that receive regulatory approval will come from several different sources. Because not all migraine attacks are of the same severity, a variety of oral, injectable and intranasal therapies are used to treat different types of migraine attacks. Attacks are often treated initially with simple over-the-counter analgesics, particularly if the patient is unable to determine if the attack is a migraine or some other type of headache. These analgesics include Excedrin Migraine®, which is approved for the pain associated with migraine. If over-the-counter remedies are unsuccessful, patients often turn to more potent prescription drugs, including triptans. According to IMS, in 2011, total triptan sales in the U.S. were approximately $1.7 billion. Imitrex, a triptan product marketed by GSK, had total U.S. sales of approximately $71 million in 2011, according to IMS.

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

The competition for our PN products that receive regulatory approval will come from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.9 billion in 2011, of which 62% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

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

MT 400/Treximet

We have four issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Canada, Europe, Hong Kong and Japan. The expected expiration date of the issued patents relating to MT 400 is August 14, 2017. We expect that patents related to MT 400 will expire in August 2017.

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

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 patent on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas and subsequently amended the complaint to assert claims under patent number 8,022,095. We amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

We have no continuing involvement in the selling or marketing of Treximet, and do not have any impact on the future royalty stream. The upfront payment of $75 million received is non-refundable, is fixed in amount and is not dependent on the future royalty stream of Treximet. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

On March 21, 2011, we entered into a license agreement with Cilag for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years. Cilag will be responsible for the manufacturing, development and commercialization of MT 400.

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

We, together with AstraZeneca, have filed joint patent applications relating to VIMOVO. We expect any patents which issue from these applications to expire in 2029 and 2030. We have filed an additional U.S. Patent application relating to VIMOVO. We expect any patents which issue from this application to expire in 2023. We have filed additional patent applications related to PA. We expect any patents which issue from this application to expire between 2030 and 2032.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed  with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2010 for the fiscal year 2011, the user fee for an application requiring clinical data, such as an NDA, is $1,841,500. PDUFA also imposes an annual product fee for each marketed prescription drug ($98,970), and an annual establishment fee ($620,100) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

The status of the NDAs we have submitted to the FDA for Treximet, and VIMOVO is discussed above in “MT400/Treximet,” “PN/VIMOVO Program,” and “Status of Our Product Candidates and Exploratory Programs” – PA Program"

In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and the NASDAQ Global Market.

Employees

As of February 21, 2012, we had a total of 32 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 32 employees, 13 hold advanced degrees, including four with M.D., Pharm.D. or Ph.D. degrees.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 21, 2012, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	58	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	57	Senior Vice President, Finance and Administration, Chief Financial Officer

Elizabeth A. Cermak, MBA	54	Executive Vice President, Chief Commercial Officer

Tomás S. Bocanegra, MD	63	Executive Vice President, Development

Gilda M. Thomas, JD	57	Senior Vice President, General Counsel

John E. Barnhardt, CPA	62	Vice President, Finance & Administration

John G. Fort, MD, MBA	57	Chief Medical Officer

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

Tomás S. Bocanegra joined POZEN in July 2011 as Executive Vice President, Development.  Prior to joining POZEN, Dr. Bocanegra most recently held the position of Senior Vice President Development, Daiichi Sankyo Pharma Development from 1999 until 2011, overseeing the global development of new products in various therapeutic areas, including cardiovascular disease, oncology, pain and bone disorders.  He holds his M.D. from Cayetano Heredia University in Lima, Peru and is a Fellow of the American College of Physicians and a Fellow of the American College of Rheumatology

Gilda M. Thomas joined POZEN in January 2007 as Senior Vice President and General Counsel. Prior to joining POZEN, Ms. Thomas was Vice President, General Counsel and company secretary at EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany from July 2001 to December 2006. Prior to joining EMD, she spent 14 years at Burroughs Wellcome Co., which merged into Glaxo Welcome, Inc. At Glaxo Wellcome Ms. Thomas was Associate General Counsel responsible for the 13 member corporate section of the legal department. Ms. Thomas received her J.D. from Harvard Law School, a M.S. from Simmons College and a B.A. degree from Wellesley College.

John E. Barnhardt joined POZEN in 1997 as Vice President, Finance and Administration and Principal Accounting Officer. Prior to joining POZEN, Mr. Barnhardt held finance and accounting positions with publicly traded companies beginning in 1988. These positions included Chief Financial Officer of Medco Research, Inc., engaged in the research and development of pharmaceutical products primarily for the diagnosis and treatment of cardiovascular disease, and Principal Accounting Officer of Microwave Laboratories, Inc., a defense contractor developing and manufacturing traveling wave tubes for electronic countermeasure systems. Mr. Barnhardt received his B.S. in Zoology from North Carolina State University, and while employed at Ernst & Young, became a Certified Public Accountant.

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of AstraZeneca relating to VIMOVO.

We have incurred significant losses since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $74.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our only current potential sources of revenue are the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca and Cilag. We have received all remaining regulatory milestone payments under our collaboration agreement and AstraZeneca.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates.

For example, in October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO and the primary endpoint in the ongoing Phase 3 trials for our PA32540 product. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will continue to accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and which are presently being conducted for PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalency of PA32540 to EC aspirin 325 mg in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. As a result, there is a risk that this Phase 1 study may not demonstrate biopquivalency.

As another example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently. The FDA has recently made several changes to the omeprazole label that relate, in part, to the agency’s concern regarding certain reported adverse events in patients taking long term PPI such as omeprazole. For example, with VIMOVO, in Dosage and Administration, the label states to use the lowest effective dose for the shortest duration consistent with individual patient treatment goals. There is a risk that further omeprazole safety issue may arise in the future that could impact FDA’s benefit/risk assessment of the dose or duration of PPI in subjects requiring long-term PPI use.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010 and has been approved in  45 additional countries to date, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Litigation Relating to Treximet

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s.An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey

The filing of these patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s, Lupin and Anchen resulted in the FDA automatically instituting a stay, or bar, of approval of their respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the defendants, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in any of the above-described proceedings and the FDA approves a generic version of one of our marketed products, such an outcome would have a material adverse effect on sales of such product, our business and our results of operations.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, GSK and AstraZeneca are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, both GSK and AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors attain a pre-determined share of the market for products marketed under the agreements, or if either GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. Under the Purchase Agreement with CII, CII will receive the proceeds, if any, from our outstanding litigation regarding Treximet. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, and Anchen, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO . We and AstraZeneca filed suit against Dr. Reddy’s, Lupin and Anchen in the United States District Court for the District of New Jersey.

Other risks associated with our collaborative and contractual arrangements with others include the following:

•	we may not have day-to-day control over the activities of our contractors or collaborators;
•	our collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products we develop with them;
•	third parties may not fulfill their regulatory or other obligations;
•	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and
•	disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownershipof proprietary rights, clinical results or regulatory approvals.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with AstraZeneca is subject to this risk Under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, or, alternatively, we are unable to develop sales and distribution capabilities, either internally or through the use of third parties, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, we have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates and to develop a worldwide commercial strategy, which includes developing internal commercialization capabilities to enable us to play a significant role in the commercialization of our products with commercial partners. We cannot guarantee that we would have sufficient resources to develop such internal capabilities or would be able to hire the qualified sales and marketing personnel we would need.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of a marketing application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. For example, in February 2012, the FDA requested we demonstrate the bioequivalency of PA32540 to EC aspirin 325 mg in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics so there is a risk that this Phase 1 study may not demonstrate bioequivalency. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward, or will not otherwise breach or terminate their agreements with us. If we do not have the necessary commercial supply contracts, or if Patheon is, or any of our future manufacturers are, unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

If our competitors develop and commercialize products faster than we do or if their products are superior to ours, our commercial opportunities will be reduced or eliminated.

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) declining approval. AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product will enter the European market and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin and Anchen in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents . With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin and Anchen, which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets. Under the Purchase Agreement with CII, CII shall receive the proceeds, if any, from our outstanding litigation concerning Treximet and CII shall also assume financial responsibility for such litigation.

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of VIMOVO as an alternative to other therapies;
•	the receipt and timing of regulatory approvals;
•	the availability of third-party reimbursement;
•	the indications for which the product is approved;
•	the rate of adoption by healthcare providers;
•	the rate of product acceptance by target patient populations;
•	the price of the product relative to alternative therapies;
•	the availability of alternative therapies;
•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
•	the existence of adverse publicity regarding our products or similar products; and
•	the extent and severity of side effects as compared to alternative therapies.

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

Our operating expenses for the fiscal year ended December 31, 2011 totaled $44.8 million, including non-cash compensation expense of $2.6 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2009 through 2011, our average annual operating expenses (including average non-cash deferred compensation of $3.7 million) were $43.8 million ($41.9 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of December 31, 2011, we had an aggregate of $119.6 million in cash, cash equivalents and short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, including Tomás S. Bocanegra, M.D, F.A.C.P, F.A.C.R , Executive Vice President, Development, John G. Fort, M.D., Chief Medical Officer, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Elizabeth A. Cermak, Executive Vice President and Chief Commercial Officer, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We have decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will allow us a role in commercialization efforts to ensure the vision of the product is achieved. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

•	developing our own commercial team or playing a role in the commercialization with a partner will be expensive and time-consuming and could result in high cash burn or reduced profitability;
•	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
•	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
•	failure to develop a commercial strategy ourselves or together with partners that can effectively reach and persuade adequate numbers of physicians to prescribe our products;
•	our or our partners’ inability to secure reimbursement at a reasonable price;
•	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent commercial organization;
•	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
•	our ability to fund our commercialization efforts alone or together with our partners on terms acceptable to us, if at all.

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

We have decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will allow us a role in commercialization efforts to ensure the vision of the product is achieved.  Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercial opportunities for our future products ourselves or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;
•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;
•	published reports by securities analysts;
•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;
•	commercial success of VIMOVO and our other product candidates in the marketplace once approved;
•	governmental regulation, including reimbursement policies;
•	developments in patent or other proprietary rights;
•	developments in our relationships with collaborative partners;
•	announcements by our collaborative partners regarding our products or product candidates;
•	developments in new or pending litigation;
•	public concern as to the safety and efficacy of our products; and
•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 21, 2012, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 32% of our outstanding share are held by five other stockholders, with no one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective February 22, 2012, for an offering under which we may register up to 8,500,000 shares of our common stock for sale to the public in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement may offer up to 500,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

Item 3. Legal Proceedings

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s.An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 21, 2012, we estimate that we had approximately 90 stockholders of record and approximately 6,458 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2011 Fiscal Year	High	Low
First Quarter	$7.27	$4.44
Second Quarter	$6.39	$4.19
Third Quarter	$4.85	$2.23
Fourth Quarter	$4.19	$2.15

	Price Range
2010 Fiscal Year	High	Low
First Quarter	$9.89	$5.45
Second Quarter	$12.68	$5.50
Third Quarter	$8.24	$6.27
Fourth Quarter	$7.54	$6.22

On February 20, the last trading day prior to February 21, 2012, the closing price for our common stock as reported by the NASDAQ Global Market was $4.25. We paid no cash dividends in 2011 or 2010. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,791,746	$7.78	2,020,768
Equity compensation plans not approved by security holders	—	—	—
Total	4,791,746	$7.78	2,020,768
__________

(1)	Excludes 513,861 restricted stock units issued under our Equity Compensation Plans, as amended and restated.

Stock Performance Graph

The following graph compares the yearly change in the total stockholder return on our common stock during the period from December 31, 2006 through December 31, 2011 with the total return on the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The comparison assumes that $100 was invested on December 31, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6. Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Sale of royalty rights, net of costs	$—	$—	$—	$—	$71,870
Licensing revenue	34,459	37,221	26,651	68,417	15,081
Development revenue	18,985	28,912	5,536	132	—
Total revenue	53,444	66,133	32,187	68,549	86,951
Operating expenses:
Sales, general and administrative	11,474	12,315	17,767	23,755	21,752
Research and development	39,963	61,934	22,448	22,651	23,020
Total operating expenses	51,437	74,249	40,215	46,406	44,772
Interest and other income	3,326	2,140	535	929	161
Income (loss) before income tax (expense) benefit	5,333	(5,976)	(7,493)	23,072	42,340
Income tax (expense) benefit	(667)	—	634	—	—
Net income (loss) attributable to common stockholders	$4,666	$(5,976)	$(6,859)	$23,072	$42,340
Basic net income (loss) per common share	$0.16	$(0.20)	$(0.23)	$0.77	$1.41
Shares used in computing basic net income (loss) per common share	29,593	29,762	29,814	29,880	29,925
Diluted net income per common share	$0.15	$(0.20)	$(0.23)	$0.76	$1.40
Shares used in computing diluted net income per common share	30,581	29,762	29,814	30,246	30,296

	December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$73,942	$61,682	$46,710	$64,091	$119,620
Total assets	77,387	70,436	49,160	69,698	121,553
Total liabilities	42,136	34,784	15,402	9,070	16,055
Accumulated deficit	(127,165)	(133,140)	(139,999)	(116,927)	(74,588)
Total stockholders’ equity	35,251	35,652	33,758	60,628	105,498

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. We operate a business model that focuses on the following:

•	developing innovative products that address unmet medical needs in the marketplace;

•	obtaining patents for those innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and in the United States, we intend to find a commercial partner who will allow us to play a significant role in all commercialization efforts. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

We have previously developed Treximet® in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011,we entered into a purchase and sale agreement with CPPIB Credit Investments Inc. or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

We have developed VIMOVO™ with AstraZeneca AB, or AstraZeneca. VIMOVO™ (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, the FDA approved VIMOVO™ for the relief of the signs and symptoms of osteoarthritis, or OA, rheumatoid arthritis, or RA, and ankylosing spondylitis, or AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In both trials, patients taking VIMOVO experienced significantly (p<0.001) fewer endoscopically confirmed gastric ulcers compared to subjects receiving enteric-coated naproxen during the six-month treatment period with gastric ulcer incidence rates of 4.1 and 7.1% for VIMOVO and 23.1 and 24.3% for enteric-coated naproxen in studies 301 and 302, respectively. Data combined from both studies showed that in patients taking low dose aspirin (n=201), the incidence of gastric ulcers in the VIMOVO arm was 3.0% compared to 28.4% for those taking EC naproxen (p<0.001) and patients taking VIMOVO who were not taking low dose aspirin (n=653) experienced a 6.4% incidence of gastric ulcers compared to 22.2% among those taking EC naproxen (p<0.001). Additional analyses examined the incidence of endoscopically confirmed duodenal ulcers among patients taking VIMOVO. In study 301, patients taking VIMOVO experienced a 0.5% incidence of duodenal ulcers compared to 5.1% taking EC naproxen (p=0.003), and in study 302, patients taking VIMOVO experienced a 1.0% incidence of duodenal ulcers, compared to 5.7% incidence among patients taking EC naproxen (p=0.007). The most frequently reported adverse events among patients taking both VIMOVO and enteric coated naproxen in the pivotal trials were GI disorders, including dyspepsia, erosive esophagitis and erosive duodenitis. In addition to the Phase 3 pivotal trials, we have completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense. The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO.

Our PA product candidates, containing a combination of a PPI and aspirin, are currently in formulation and clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which will include approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. In 2012, FDA has requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid (ASA). Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics so there is a risk that this Phase 1 study may not demonstrate bioequivalence. We believe that by demonstrating bioequivalence to a marketed aspirin product will allow our PA product to receive the appropriate cardio- and cerebrovascular secondary prevention claims of aspirin. We anticipate filing an NDA in 2012.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2011, our accumulated deficit was approximately $74.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 68% of our total operating expenses. For the fiscal year ended December 31, 2011, our research and development expenses represented approximately 51% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

•	The ability of AstraZeneca to successfully commercialize VIMOVO™ globally.;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

•
Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible.;

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

Status and Expenses Related to Our Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $19.1 million for the fiscal year ended December 31, 2011, $17.6 million for the fiscal year ended December 31, 2010, and $16.0 million for the fiscal year ended December 31, 2009. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.6 million for the fiscal year ended December 31, 2011, $4.7 million for fiscal year ended December 31, 2010 and $6.2 million for the fiscal year ended December 31, 2009. Total compensation included a $0.6 million, a $0.9 million, and a $1.7 million charge for non-cash compensation for stock option expense for fiscal years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Other research and development department costs were $0.4 million, $0.4 million, and $0.2 million for the fiscal years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

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

We incurred direct development costs associated with the development of MT 400 and Treximet programs of $48,200 for the fiscal year ended December 31, 2011. We incurred total direct development costs of $26.3 million associated with the development of our MT 400 and Treximet programs. We recorded in the fiscal year ended December 31, 2011, $12.2 million of Treximet royalty revenue. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, we and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, we filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International, or Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years. Cilag will be responsible for the manufacturing, development and commercialization of MT 400.

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

In the third quarter of 2006, we began recruiting subjects for a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy. The primary endpoint for the trial was the cumulative incidence of gastric ulcers over six months of treatment. Because we did not have final results until the fourth quarter of 2007, we, together with AstraZeneca reviewed the interim results of this trial prior to commencing Phase 3 studies of VIMOVO in September 2007. This study has now been completed and the results which have been presented publicly indicated significantly fewer endoscopically confirmed gastric ulcers during the six month treatment period in subjects on PN 200 compared to subjects receiving enteric-coated naproxen alone. On March 2, 2007, we filed an IND with the FDA for VIMOVO and in April 2007, the first Phase 1 study was initiated. We conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal, or UGI, toxicity.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s.An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen Pharmaceuticals, Inc.,  informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey

We incurred direct development costs associated with the development of our PN program of $7,000 for the fiscal year ended December 31, 2011. We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

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

Our initial PA product candidate, PA32540, is currently in clinical development. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, whereas < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We have completed a study which demonstrated that the salicylic acid (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540.

Based upon the FDA’s earlier confirmation that endoscopic gastric were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, is the cumulative incidence of gastric ulcers over the six-month treatment period. . Enrollment of both trials has been completed. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components. In 2012, the FDA requested that we perform an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid (“ASA”).  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. As a result, there is a risk that this Phase 1 study may not demonstrate bioequivalence.  However, if successful, we believe that by demonstrating bioequivalence to a marketed aspirin product, our PA product will likely receive the appropriate cardio- and cerebrovascular secondary prevention claims of aspirin. We have initiated this additional Phase 1 study and anticipate filing an NDA in 2012.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials, along with demonstrating bioequivalence to the reference drug, EC aspirin, with respect to the aspirin component. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe.

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

We incurred direct development costs associated with the development of our PA program of $18.2 million during the fiscal year ended December 31, 2011. We incurred total direct development cost of $55.1 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

We record revenue under the following categories: royalty revenues, licensing revenues and development revenues.

Licensing revenue for the years ended December 31, 2011, 2010 and 2009 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2011	2010	2009
Sale of royalty right, net of costs	$71,870,283	$—	$—
Royalty revenue	15,080,234	16,215,307	4,306,645
Other licensing revenue	—	52,201,080	22,344,708
Total licensing revenue	$86,950,517	$68,416,387	$26,651,353

With regard to licensing revenue, Treximet royalty was and VIMOVO royalty revenue is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2011, 2010 and 2009, the Company recognized $12.2 million, $15.7 million and $4.3 million for Treximet, respectively, and for the fiscal years ended December 31, 2011 and 2010, the Company recognized $2.9 million and $0.5 million for VIMOVO, respectively. During the fiscal year ended December 31, 2009, the Company recognized no royalty revenue for VIMOVO.

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

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second and fourth quarters of 2010 and the third quarter of 2009, we received $20 million, $25 million and $10 million milestone payments, respectively, which were recorded as licensing revenue in the accompanying statements of operations.

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

Development revenue and direct billed costs for the years ended December 31, 2011, 2010 and 2009 were the following:

	Year ended December 31,
	2011	2010	2009
Development Revenue	$—	$132,283	$5,536,053
Direct Costs	$7,419	$85,283	$3,855,552

We recognized the remaining deferred revenue balance as of December 31, 2009 of $7.2 million during the fiscal year ended December 31, 2010. We recognized $71.9 million from the sale of royalty rights, net of costs, in the fiscal year ended December 31, 2011. We recognized licensing revenue of $15.1 million, $68.4 million, and $26.7 million for the fiscal years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Licensing revenue for the fiscal year ended December 31, 2011 included $12.2 million royalty revenue for Treximet and $2.9 million VIMOVO, respectively. Licensing revenue for the fiscal year ended December 31, 2010 included $20.0 million in milestone payment for the FDA’s approval of VIMOVO; $25.0 million for EU’s approval of VIMOVO, and $16.2 million royalty revenue for Treximet and VIMOVO. Licensing revenue for the fiscal year ended December 31, 2009 included $10.0 million in milestone revenue related to the NDA acceptance of VIMOVO and $4.3 million in royalty revenue for Treximet.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $5.6 million at December 31, 2011 and $3.8 million at December 31, 2010. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2011 was based on actual historical rates.

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of December 31, 2011, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2011.

The following table sets forth our financial instruments carried at fair value as of December 31, 2011 and December 31, 2010:

	Financial Instruments
	Carried at Fair Value
	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$104,990,723	$31,232,083
Short-term investments	14,629,416	32,858,549
Total cash and investments	$119,620,139	$64,090,632

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of December 31, 2011:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$100,369,802	$4,620,921	$—	$104,990,723
Short-term investments	—	14,629,416	—	14,629,416
Total cash and investments	$100,369,802	$19,250,337	$—	$119,620,139

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

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2011. Our effective tax rate was 0% for the fiscal year ended December 31, 2011. However, the actual effective rate may vary depending upon actual fees and payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal year ended December 31, 2011 and 2010, there were no such interest and penalties.

We have been informed by the IRS that our 2008 tax return has been selected for audit with primary focus on tax treatments of milestone payments. All milestone payments for both GSK and AZ agreements were fully recognized for tax purposes by the end of 2008.

Historical Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

Net income per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2011 was $42.3 million, or $1.40 per share, on a diluted basis, as compared to a net income of $23.1 million, or $0.76 per share, on a diluted basis, for the fiscal year ended December 31, 2010. The net income for the fiscal year ended December 31, 2011 included a $2.6 million, or $0.09 per share charge for non-cash stock-based compensation expense as compared to $ 3.5 million, or $0.12 per share for the same period of 2010.

Revenue: We recognized total revenue of $87.0 million for the fiscal year ended December 31, 2011 as compared to total revenue of $68.5 million for the fiscal year ended December 31, 2010. The increase in revenue was primarily due to an increase of $71.9 million received from the sale of  royalty rights offset by a $52.2 million decrease in licensing revenue for the fiscal year ended December 31, 2011 compared to 2010. Licensing revenue for the fiscal year ended December 31, 2011 consisted of $15.1 million of royalty revenue and $71.9 million of other licensing revenue compared to $16.2 million of royalty revenue and $52.2 million of other licensing revenue for 2010.There was no development revenue for fiscal year ended December 31, 2011 as compared to development revenue of $132,000 for the fiscal year ended December 31, 2010. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our costs associated with the billed direct costs totaled $85,000 and for the fiscal year ended December 31, 2010 there were no direct billed cost for the fiscal year ended December 31, 2011. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses increased by $0.4 million to $23.0 million for the fiscal year ended December 31, 2011, as compared to the same period of 2010. The increase was due primarily to an increase in direct development costs for our PA program, partially offset by a decrease in direct development costs for our exploratory programs, as compared to the same period of 2010. Direct development costs for the PA program increased by $1.6 million to $18.5 million, primarily due to clinical trial activities and other product development activities during the fiscal year ended December 31, 2011, as compared to the same period of 2010. Direct development costs for the exploratory programs decreased by $0.2 million to $0.6 million. Other direct departmental costs and departmental expenses decreased by $1.0 million primarily due to decreased personnel costs, as compared to the same period of 2010. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $2.0 million to $21.8 million for the fiscal year ended December 31, 2011, as compared to the same period of 2010. The decrease was due primarily to $8.4 million decreased legal costs for patent defense offset by an increase of $6.4 million market research,  medical affair’s and general and administrative expenses, as compared to the same period of 2010. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $0.2 million and $0.2 million for the fiscal years ended December 31, 2011 and 2010, respectively. A research and development grant of $0.7 million was awarded during the fiscal year ended December 31, 2010 and is included in other income.

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

Income Taxes

At December 31, 2011 and 2010, we had federal net operating loss carryforwards of approximately $29.3 million and $73.8 million, respectively, state net economic loss carryforwards of approximately $72.2 million and $72.7 million, respectively, and research and development credit carryforwards of approximately $14.1 million and $13.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total decrease in valuation allowance of $14.8 million, a decrease of $14.8 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. The actual effective rate may vary depending upon actual licensing fees and other milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with SFAS 109, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes, as defined by the Tax Reform Act. We have experienced various ownership changes, as defined by the Tax Reform Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal income tax purposes.

Liquidity and Capital Resources

At December 31, 2011, cash and cash equivalents, along with short-term investments, totaled $119.6 million, an increase of $55.5 million compared to December 31, 2010. The increase in cash was primarily due to cash received from the Treximet royalty monetization and royalty payments received pursuant to the terms of our agreements with AstraZeneca and GSK. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheets and accounting principles require reporting such investments at market value. Any difference between market value and cost is reported in the stockholders’ equity section of our financial statements as comprehensive income or loss.

We received $90.1 million in operating cash during the fiscal year ended December 31, 2011 pursuant to the terms of our collaboration agreements with AstraZeneca and GSK and our sale of royalty rights. In addition, our balance sheet included a $1.1 million accounts receivable for royalties under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $56.5 million and $17.8 million for the fiscal years ended December 31, 2011 and December 31, 2010, respectively. Net cash provided by investing activities during the fiscal year ended December 31, 2011 totaled $17.3 million, and net cash used in investing activities for the fiscal year ended December 31, 2010 totaled $10.1 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2012 is projected to increase from our 2011 requirements as a result of increased development and pre-commercialization activities. During the fiscal ended December 31, 2011 and December 31, 2010 we recorded non-cash stock-based compensation expense of $2.6 million and $3.5 million, respectively, associated with the grant of stock options and restricted stock.

As of December 30, 2011, we had $105.0 million in cash and cash equivalents and $14.6 million in short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

Therefore, as part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We consider our current royalty stream as cash assets that could be monetized to accelerate the expected cash flow. We also could sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we have registered up to 8,500,000 shares of our common stock for sale in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement, may offer up to an aggregate of 500,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholder. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	costs incurred in pre-commercialization activities for our products;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

•	costs incurred in the defense of our VIMOVO patent against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our and AstraZeneca’s patents.

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2011, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-after
	($ in thousands)
Operating leases1	$1,778	$471	$932	$375
Product development agreements2	4,318	3,879	439	—
Total contractual obligations	$6,096	$4,350	$1,371	$375
1	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
2
Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2011. These agreements may be terminated by us at any time without incurring a termination fee.

Recent Accounting Pronouncements

In May, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS.” This ASU modifies the existing standards to include disclosure of all transfer between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect this ASU will have a material impact on its consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under this new standard ASU, an entity can elect to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, but retrospective application is required. The Company will adopt this ASU in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  This ASU defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  This ASU does not affect the requirement to present items of net income, and other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, but retrospective application is required. The Company will adopt this ASU in the first quarter of 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The proceeds from revenue from our collaboration and sales agreements have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government and Government agency obligations. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio.

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

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1of this Annual Report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on June 7, 2012, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

2.             Financial Statement Schedules

Not applicable.

3.             List of Exhibits

Exhibit No.	Description Note: Need to add Patheon redacted agreement

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

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

Exhibit No.	Description Note: Need to add Patheon redacted agreement

10.9	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.10	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

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

Exhibit No.	Description Note: Need to add Patheon redacted agreement

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

10.30
Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D. (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed on March 9, 2010)***

10.31
Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.32
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 7, 2010).***

10.35	License Agreement, dates as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011.) †

10.36	Executive Employment Agreement by and between POZEN Inc. and Tomas Bocangera, dated as of July 5, 2011 (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed July 11, 2011).***

10.37	Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments, Inc.**

10.38	Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.** †

10.39	Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmacuticals, Inc.***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2011 and December 31, 2010, (iii) Statements and operations for the year ended December 31, 2011 and December 31, 2010, (iii) Statements and Cash Flows for the years ended December 31, 2011 and December 2010, and (iv) Notes to the Financial Statements.

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

Registrant:

POZEN Inc.

Date: March 9, 2012	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 9, 2012
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 9, 2012
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 9, 2012
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Neal F. Fowler	Director	March 9, 2012
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	March 9, 2012
Arthur S. Kirsch

/s/ Angela M. Larson	Director	March 9, 2012
Angela M. Larson

/s/ Kenneth B. Lee, Jr.	Director	March 9, 2012
Kenneth B. Lee Jr.

/s/ James J. Mauzey	Director	March 9, 2012
James J. Mauzey

/s Martin Nicklasson	Director	March 9, 2012
Martin Nicklasson

/s/ Jacques F. Rejeange	Director	March 9, 2012
Jacques F. Rejeange

/s/ Seth A. Rudnick	Director	March 9, 2012
Seth A. Rudnick

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal controls over financial reporting.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 9, 2012	March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited POZEN Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 9, 2012

POZEN Inc.

Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$104,990,723	$31,232,083
Short-term investments	14,629,416	32,858,549
Accounts receivable	1,130,000	4,038,726
Prepaid expenses and other current assets	700,326	1,498,995
Total current assets	121,450,465	69,628,353
Property and equipment, net of accumulated depreciation	102,910	70,033
Total assets	$121,553,375	$69,698,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,269,271	$2,972,309
Payable for unsettled investment purchase	5,752,735	—
Accrued compensation	2,168,341	2,327,327
Accrued expenses	3,577,606	2,504,147
Accrued contract expenses	2,029,878	—
Deferred revenue	257,300	—
Total current liabilities	16,055,131	7,803,783
Long-term liabilities:
Accrued contract expenses	—	1,266,491
Total liabilities	16,055,131	9,070,274
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,975,175 and 29,904,347 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	29,975	29,904
Additional paid-in capital	180,073,755	177,505,978
Accumulated other comprehensive (loss) income	(17,641)	19,607
Accumulated deficit	(74,587,845)	(116,927,377)
Total stockholders’ equity	105,498,244	60,628,112
Total liabilities and stockholders’ equity	$121,553,375	$69,698,386

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Operations

	Year ended December 31,
	2011	2010	2009

Revenue:
Sale of royalty rights, net of costs	$71,870,283	$—	$—
Licensing revenue	15,080,234	68,416,387	26,651,353
Development revenue	—	132,283	5,536,053
Total revenue	86,950,517	68,548,670	32,187,406

Operating expenses:
Sales, general and administrative	21,752,299	23,755,231	17,767,048
Research and development	23,020,129	22,650,554	22,447,833
Total operating expenses	44,772,428	46,405,785	40,214,881

Interest and other income	161,443	928,875	535,226
Income (loss) before income tax benefit	42,339,532	23,071,760	(7,492,249)
Income tax benefit	—	—	633,514
Net income (loss) attributable to common stockholders	$42,339,532	$23,071,760	$(6,858,735)
Basic net income (loss) per common share	$1.41	$0.77	$(0.23)
Shares used in computing basic net income (loss) per common share	29,924,944	29,879,624	29,813,690

Diluted net income (loss) per common share	$1.40	$0.76	$(0.23)

Shares used in computing diluted net income (loss) per common share	30,296,200	30,246,488	29,813,690

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

			Accumulated Other		Total
	Common	Additional	Comprehensive	Accumulated	Stockholders'
	Stock	Paid-In Capital	Income	Deficit	Equity
Balance at December 31, 2008	29,778	168,541,451	221,520	(133,140,402)	35,652,347
Exercise and vesting of common stock options and RSU's	47	32,654	-	-	32,701
Stock-based compensation	-	5,141,022	-	-	5,141,022
Comprehensive loss
Net loss	-	-	-	(6,858,735)	(6,858,735)
Increase in unrealized gain on investments	-	-	(209,602)	-	(209,602)
Comprehensive loss					(7,068,337)
Balance at December 31, 2009	29,825	173,715,127	11,918	(139,999,137)	33,757,733
Exercise and vesting of common stock options and RSU's	79	328,111	-	-	328,190
Stock-based compensation	-	3,462,740	-	-	3,462,740
Comprehensive income
Net income	-	-	-	23,071,760	23,071,760
Decrease in unrealized gain on investments	-	-	7,689	-	7,689
Comprehensive income					23,079,449
Balance at December 31, 2010	29,904	177,505,978	19,607	(116,927,377)	60,628,112
Payments related to net settlement of stock awards	-	(70,258)	-	-	(70,258)
Issuance of common stock upon vesting of restricted stock	71	(71)	-	-	-
Stock-based compensation	-	2,638,106	-	-	2,638,106
Comprehensive income
Net income	-	-	-	42,339,532	42,339,532
Increase in unrealized gain on investments	-	-	(37, 248)	-	(37,248)
Comprehensive income					42,302,284
Balance at December 31, 2011	$29,975	$180,073,755	$(17,641)	$(74,587,845)	$105,498,244

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$42,339,532	$23,071,760	$(6,858,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45,697	31,847	36,744
Loss on disposal of fixed assets	—	—	1,051
Bond amortization income	828,269	669,483	(350,950)
Noncash compensation expense	2,638,106	3,462,740	5,141,022
Changes in operating assets and liabilities:
Accounts receivable	2,908,726	(2,892,654)	6,973,363
Prepaid expenses and other current assets	798,669	(239,740)	(697,094)
Payable for unsettled investment purchase	5,752,735	—	—
Accounts payable and other accrued expenses	974,822	869,477	(7,037,199)
Deferred revenue	257,300	(7,201,080)	(12,344,708)
Net cash provided by (used in) operating activities	56,543,856	17,771,833	(15,136,506)
Investing activities
Purchase of equipment	(78,574)	(58,050)	(9,062)
Purchase of investments	(31,807,384)	(42,429,681)	(25,342,045)
Sale and maturities of investments	49,171,000	32,341,438	37,614,016
Net cash provided by (used in) investing activities	17,285,042	(10,146,293)	12,262,909
Financing activities
Proceeds from issuance of common stock	—	328,190	32,701
Payments related to net settlement of stock-based awards	(70,258)	—	—
Net cash (used in) provided by financing activities	(70,258)	328,190	32,701
Net increase (decrease) in cash and cash equivalents	73,758,640	7,953,730	(2,840,896)
Cash and cash equivalents at beginning of year	31,232,083	23,278,353	26,119,249
Cash and cash equivalents at end of year	$104,990,723	$31,232,083	$23,278,353

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.	Significant Accounting Policies

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

Revenue Recognition

The Company records revenue under the following categories: sale of royalty rights, royalty revenues, licensing revenues and development revenues.

Sale of royalty rights for the year ended December 31, 2011 reflected the U.S. sales of MT 400, including Treximet, for which The Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the years ended December 31, 2010 and 2009.

Licensing revenue for the years ended December 31, 2011, 2010 and 2009 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2011	2010	2009
Royalty revenue	$15,080,234	$16,215,307	$4,306,645
Other licensing revenue	—	52,201,080	22,344,708
Total licensing revenue	$15,080,234	$68,416,387	$26,651,353

With regard to licensing revenues, Treximet and VIMOVO royalty revenue has been recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2010 and 2009, the Company recognized $15.7 million and $4.3 million for Treximet, respectively, and for the fiscal year ended December 31, 2010, the Company recognized $0.5 million for VIMOVO, of royalty revenue which is included within licensing revenue in the accompanying statements of operations. During the fiscal year ended December 31, 2009, the Company recognized no royalty revenue for VIMOVO.

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

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflect in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal year ended December 31, 2011, the Company recognized $12.2 million and $2.9 million for Treximet, and for VIMOVO, royalty revenue respectively. During the fiscal year ended December 31, 2010, the Company recognized $15.4 million for Treximet, and $0.5 million for VIMOVO, respectively.

On November 23, 2011, The Company entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, The Company received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Development revenue and direct billed costs for the years ended December 31, 2011, 2010 and 2009 were the following:

	2011	2010	2009
Development Revenue	$—	$132,283	$5,536,053
Direct Costs	$7,419	$85,283	$3,855,552

Investments

Investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Security purchases and sale transactions are recorded on a trade date. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the fiscal years ended December 2011 and 2010, the Company had $0.2 million and $0.9 million, respectively, of interest, bond amortization and other income. Included in other income during 2010 was $0.7 million related to a research and development grant award. As of December 31, 2011 and 2010, there was no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of December 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	14,646,041	944	(17,569)	14,629,416
Total short-term investments	$14,646,041	$944	$(17,569)	$14,629,416

Short-term investments consisted of the following as of December 31, 2010:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$11,215,093	$4,671	$(1,058)	$11,218,706
Corporate notes	21,623,849	18,502	(2,508)	21,639,843
Total short-term investments	$32,838,942	$23,173	$(3,566)	$32,858,549

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of December 31, 2011, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

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

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2011.

The following table sets forth our financial instruments carried at fair value as of December 31, 2011 and December 31, 2010:

	Financial Instruments
	Carried at Fair Value
	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$104,990,723	$31,232,083
Short-term investments	14,629,416	32,858,549
Total cash and investments	$119,620,139	$64,090,632

The following table sets forth our financial instruments carried at fair value within the FASB ASC 820 hierarchy and using the lowest level of input as of December 31, 2011:

	Financial Instruments
	Carried at Fair Value
	Quoted prices in active Markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$100,369,802	$4,620,921	$—	$104,990,723
Short-term investments	—	14,629,416	—	14,629,416
Total cash and investments	$100,369,802	$19,250,337	$—	$119,620,139

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss)  is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had ($17,641) of net unrealized losses on its investments at December 31, 2011 and $19,607 of net unrealized gains at December 31, 2010.

Comprehensive income (loss) consists of the following components for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Net income (loss)	$42,339,532	$23,071,760	$(6,858,735)
Change in unrealized gain/(loss) on marketable securities	(37,248)	7,689	(209,602)
Total comprehensive income (loss)	$42,302,284	$23,079,449	$(7,068,337)

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2011 and 2010 totaled $0.8 million and $0.7 million, respectively.

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

Net Income (Loss) Per Share

Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011, 2010 and 2009, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2011	2010	2009
Basic weighted average shares outstanding	29,924,944	29,879,624	29,813,690
Effect of dilutive employee and director awards	371,256	366,864	-
Diluted weighted-average shares outstanding and assumed conversions	30,296,200	30,246,488	29,813,690

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

Contingencies

We and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”), Teva Pharmaceuticals USA (“Teva”), and Dr. Reddy’s Laboratories, Inc. (“ Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals (“Mylan”) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“ Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.

On November 23, 2011, the Company entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII shall assume financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

The Company has no continuing involvement in the selling or marketing of Treximet, nor does it have any impact on the future royalty stream. The upfront payment of $75 million received is non-refundable, is fixed in amount and is not dependent on the future royalty stream of Treximet.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 and filed an amended complaint to include the AstraZeneca patents.

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

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc. (“Anchen”) informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO. We have incurred an aggregate of $15.4 million, in legal fees through the fiscal year ended December 31, 2011. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

New Accounting Pronouncements

In May, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS.” This ASU modifies the existing standards to include disclosure of all transfer between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect this ASU will have a material impact on its consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under this new standard ASU, an entity can elect to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, but retrospective application is required. The Company will adopt this ASU in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  This ASU defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  This ASU does not affect the requirement to present items of net income, and other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, but retrospective application is required. The Company will adopt this ASU in the first quarter of 2012.

2.	License Agreements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

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

On December 31, 2011, we accrued $1,130,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Patheon Pharmaceuticals Inc. (Patheon)

On December 19, 2011, we entered into a Manufacturing Services Agreement (the “Supply Agreement”) and a related Capital Expenditure and Equipment Agreement (the “Capital Agreement”) relating to the manufacture of PA32450. Under the terms of the Supply Agreement, Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of the PA32540 for sale in the United States. The term of the Supply Agreement extends until December 31st of the fourth year after the we notify Patheon to begin manufacturing services under the Supply Agreement (the “Initial Term”) and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ written notice prior to the expiration of the Initial Term or twelve months’ written notice prior to the expiration of any renewal term. In addition to usual and customary termination rights which allow each party to terminate the Supply Agreement for material, uncured breaches by the other party, we can terminate the Agreement upon thirty (30) days’ prior written notice if a governmental or regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling PA32540 or if it is determined that the formulation or sale of PA32540 infringes any patent rights or other intellectual property rights of a third party. We can also terminate the Supply Agreement upon twenty-four (24) months’ prior written notice if we license, sell, assign or otherwise transfer any rights to commercialize PA32540 in the Territory to a third party. The Supply Agreement contains general and customary commercial supply terms and conditions, as well as establishing pricing for bulk product and different configurations of packaged product, which pricing will be adjusted annually as set forth in the Supply Agreement. Under the terms of the Capital Agreement, we will be responsible for the cost of purchasing certain equipment specific to the manufacture of PA32540, the cost of which, based on current volume projections, is expected to be less than $150,000. If additional equipment and facility modifications are required to meet our volume demands for PA32540, we may be required to contribute to the cost of such additional equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.

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

At December 31, 2011, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,020,768
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,305,608
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	7,416,376

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2010
Research and development costs	$4,666,847	$3,324,773
Other	940,637	445,865
	$5,607,484	$3,770,638

5.	Income Taxes

At December 31, 2011 and 2010, we had federal net operating loss carryforwards of approximately $29.3 million and $73.8 million respectively, state net economic loss carryforwards of approximately $72.2 million and $72.7 million respectively, and research and development credit carryforwards of approximately $14.1 million and $13.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total decrease in valuation allowance of $14.8 million, a decrease of $14.8 million was allocable to current operating activities.  The estimated amount of the NOL related to excess tax based stock compensation is $4.8 million and $4.8 million at December 31, 2011 and 2010, respectively. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. The recognized tax benefit related to net operating loss carryforwards was approximately $15.6 million, $7.3 million, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	($ in thousands)
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$13,501	$29,096
Research and development credits	14,058	13,469
Equity compensation and other	7,459	7,250
Total deferred tax assets	35,018	49,815
Valuation allowance	(35,018)	(49,815)
Net deferred tax asset	$—	$—

The components for the income tax expense (benefit) were as follows:

	($ in thousands)
	2011	2010	2009
State income taxes
Current	$—	$—	$—
Deferred	—	—	—
Federal income taxes
Current	—	—	(634)
Deferred	—	—	—
Income tax expense (benefit)	$—	$—	$(634)

The actual income tax benefit (expense) for the years ended December 31, 2011, 2010 and 2009, differed from the amounts computed by applying the U.S. federal tax rate of 35% to income (loss) before taxes as a result of the following:

	($ in thousands)
	2011	2010	2009

Income (loss) before income tax	$42,340	$23,071	$(7,492)
Federal tax rate	35%	35%	35%
Federal income tax provision at statutory rate	14,819	8,075	(2,622)
State tax provision	574	313	(102)
	15,393	8,388	(2,724)
Decrease (increase) in income tax benefit resulting from:
Research and development credits	(596)	(1,226)	(582)
Non-deductible expenses and other	—	871	811
Change in state tax rate	—	—	246
Change in valuation allowance	(14,797)	(8,033)	1,615
Income tax expense (benefit)	$—	$—	$(634)

The Company had gross unrecognized tax benefits of approximately $0.4 million as of January 1, 2011. As of December 31, 2011, the total gross unrecognized tax benefits were approximately $0.5 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since adoption of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the Internal Revenue Service (IRS) if they either have been or will be used in a future period. The IRS is currently in the process of examining the Company’s 2008 federal income tax return. The Company does not expect any material adjustments as a result of the examination. No other income tax returns are currently under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2011	$413,900

Decreases for tax positions of the prior year	(1,300)
Additions for tax positions of the current year	105,100

Gross tax liability at December 31, 2011	$517,700

6.	Equity Compensation Plans

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

Our Statements of Operations for the years ended December 31, 2011, 2010 and 2009 include the following stock-based compensation expense:

	Years ended December 31,
	2011	2010	2009
Research and development	$573,162	$893,088	$1,734,488
Sales, general and administrative	2,064,944	2,569,652	3,406,534
Total expense	$2,638,106	$3,462,740	$5,141,022

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.1 years, was $4.8 million at December 31, 2011.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2011, 2010 and 2009 are shown in the following table:

	2011	2010	2009
Expected volatility	70.8 –75.5%	70.9 – 74.3%	72.5 – 77.8%
Expected dividends	0%	0%	0%
Expected terms	5.1-6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	0.98 –2.7%	1.6 – 2.7%	2.2 – 2.95%
Weighted average grant date fair value	$4.48	$6.61	$5.99

For the years ended December 31, 2011, 2010 and 2009, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the years ended December 31, 2011, 2010 and 2009, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the years ended December 31, 2011, 2010 and 2009 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2011, and changes during the year ended December 31, 2011, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2010	3,990	$8.90	4.6	$1,270
Granted	746	4.48
Exercised	–	–
Forfeited or expired	(579)	9.03
Outstanding at December 31, 2011	4,157	8.09	4.3	$54
Exercisable at December 31, 2011	2,788	$9.35	3.9	$–
Vested or expected to vest at December 31, 2011	4,026	$8.09	4.3	$52

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2011, 2010 and 2009 was equal to the market price of the underlying common stock on the grant date. No stock options were exercised during the year ended December 31, 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $0.2 million and $0.2 million, respectively. The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 were $1.2 million, $4.6 million and $2.2 million, respectively.

A summary of the time-based nonvested awards as of December 31, 2011, and changes during the year ended December 31, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2010	1,072	$7.71
Granted	746	4.48
Exercised	–	–
Forfeited or expired	(579)	9.03
Vested	130	9.10
Nonvested outstanding at December 31, 2011	1,369	$5.52

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.6 million, $0.2 million and $0.1 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2010	201	$8.59
Granted	413	3.09
Vested and released	(100)	2.81
Forfeited or expired	—	—
Restricted stock outstanding at December 31, 2011	514	$5.30

As of December 31, 2011, there was an aggregate $1.1 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $313,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $409,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $67,300 unrecognized compensation  expense related to unvested stock units under the 2011 award of 32,500 restricted stock units with a grand-date-per-share fair value of $4.68, $5,000 unrecognized compensation  expense related to unvested stock units under the 2011 award of 2,500 restricted stock units with a grand-date-per-share fair value of $4.79 and $352,000 unrecognized compensation expense related to unvested restricted stock units under the  2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26.

There were 389,281 unvested restricted stock units outstanding at December 31, 2011. There were 99,343 unvested restricted stock units outstanding at December 31, 2010. The total fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $250,000, $105,000 and $193,000 respectively.

Effective October 1, 2011, the Compensation Committee of the Board of Directors of the Company awarded an aggregate of 267,026 restricted stock units, with a grant-date per-share fair value of $2.26, to all employees, including executive officers, as a result of the successful defense of the challenge to the Company’s patents for Treximet® by a number of generic pharmaceutical companies. The restricted stock units vest in accordance with the following schedule: (i) one-third (1/3) immediately upon grant, (ii) one-third (1/3) on October 1, 2012, and (iii) one-third (1/3) on October 1, 2013.

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

On October 1, 2011, pursuant to an incentive program (the “PA incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock.  The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. Total expense related to these awards for the year ended December 31, 2011, was $0.1 million.

A summary of the performance-based stock awards as of December 31, 2010, and changes during the year ended December 31, 2011, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2010	224	$14.45
Granted	454	2.26
Exercised	—	—
Forfeited or expired	(43)	14.45
Performance-based outstanding at December 31, 2011	635	$5.77

As of December 31, 2011, there was $681,000 of unrecognized compensation expense related to performance-based awards granted under the PA incentive program and no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 180,700 vested performance-based options outstanding at December 31, 2011. There were 43,458 awards forfeited during the year ended December 31, 2011, 32,900 awards forfeited during the year ended December 31, 2010 and 56,075 awards forfeited during the year ended December 31, 2009. No performance-based awards were exercised during the years ended December 31, 2011, 2010, and 2009. At December 31, 2011, the performance-based options had an intrinsic value of $764,000 and a remaining contractual life of 8.9 years. The total value of performance-based awards that vested during the year ended December 31, 2011, 2010 and 2009 was $0, $1.3 million and $0.5 million, respectively.

7.	Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $418,000, $416,000 and $442,000, for the fiscal years ended December 31, 2011, 2010, and 2009, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2011:

($ in thousands)
2012	$471
2013	441
2014	491
2015	375
$1,778

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $216.6 thousand at December 31, 2011.

8.	Retirement Savings Plan

The Company has adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2011, 2010, and 2009, the Company made contributions of $217,348, $215,390 and $235,581 respectively, to the Plan.

9.	Summary of Operations by Quarters (Unaudited)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$4,461,692	$4,587,242	$4,901,300	$1,130,000
Sale of royalty right, net of transaction costs	-	-	-	71,870,283
Development revenue	-	-	-	-
Total revenue	4,461,692	4,587,242	4,901,300	73,000,283
Operating expenses	10,216,797	11,035,052	11,989,343	11,531,235
Income (loss) before income tax benefit (expense)	(5,685,897)	(6,401,897)	(7,066,262)	61,493,589
Income tax expense	-	-	-	-
Net income (loss) attributable to common stockholders	$(5,685,897)	(6,401,897)	(7,066,262)	61,493,589

Basic net income (loss) per common share	$(0.19)	(0.21)	(0.24)	2.05

Diluted net income (loss) per common share	$(0.19)	(0.21)	(0.24)	2.04

Shares used in computing basic net income (loss) per common share	29,904,347	29,905,556	29,915,347	29,974,525

Shares used in computing diluted net income (loss) per common share	29,904,347	29,905,556	29,915,347	30,137,047

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$6,857,302	$28,209,738	$4,345,725	$29,003,622
Development revenue	68,077	25,112	3,990	35,104
Total revenue	6,925,379	28,234,850	4,349,715	29,038,726
Operating expenses	9,924,900	12,063,682	13,001,705	11,415,498
Income (loss) before income tax benefit (expense)	(2,966,626)	16,200,543	(8,586,293)	18,424,136
Income tax expense	-	-	-	-
Net income (loss) attributable to common stockholders	$(2,966,626)	16,200,543	(8,586,293)	18,424,136

Basic net income (loss) per common share	$(0.10)	0.54	(0.29)	0.62

Diluted net income (loss) per common share	$(0.10)	0.53	(0.29)	0.61

Shares used in computing basic net income (loss) per common share	29,833,553	29,883,067	29,897,602	29,904,274

Shares used in computing diluted net income (loss) per common share	29,833,553	30,394,525	29,897,602	30,249,780

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

10.30
Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D. (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed on March 9, 2010)***

10.31
Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

10.32
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 7, 2010).***

10.35	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011). †

Exhibit No.	Description

10.36	Executive Employment Agreement, by and between POZEN Inc. and Tomas Bocanegra, dated as of July 5, 2011 (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed July 11, 2011).***

10.37	Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc.**

10.38	Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.** †

10.39	Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.***

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2011 and December 31, 2010, (iii) Statements and operations for the year ended December 31, 2011 and December 31, 2010, (iii) Statements and Cash Flows for the years ended December 31, 2011 and December 31, 2010, and (iv) Notes to the Financial Statements.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.