Form 10-Q
period 2012-03-31
POZEN INC /NC
filed 2012-05-03
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to________

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

The number of shares outstanding of the registrant’s common stock as of April 20, 2012 was 29,915,347.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2012

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,408,250	$104,990,723
Short-term investments	44,433,894	14,629,416
Accounts receivable	1,289,000	1,130,000
Prepaid expenses and other current assets	871,154	700,326
Total current assets	103,002,298	121,450,465
Property and equipment, net of accumulated depreciation	93,347	102,910
Total assets	$103,095,645	$121,553,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$857,700	$2,269,271
Payable for unsettled investment purchase	—	5,752,735
Accrued compensation	773,366	2,168,341
Accrued expenses	3,397,536	3,577,606
Accrued contract costs	—	2,029,878
Deferred revenue	257,300	257,300
Total current liabilities	5,285,902	16,055,131

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,975,175 and 29,975,175 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	29,975	29,975
Additional paid-in capital	180,796,955	180,073,755
Accumulated other comprehensive loss	(34,610)	(17,641)
Accumulated deficit	(82,982,577)	(74,587,845)

Total stockholders’ equity	97,809,743	105,498,244
Total liabilities and stockholders’ equity	$103,095,645	$121,553,375

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenue:
Royalty revenue	$1,289,000	$4,461,692
Total revenue	1,289,000	4,461,692

Operating expenses:
Selling, general and administrative	5,647,924	4,306,647
Research and development	4,104,445	5,910,150
Total operating expenses	9,752,369	10,216,797

Interest and other income	68,637	69,208
Loss before income tax expense	(8,394,732)	(5,685,897)
Income tax expense	-	-
Net loss income attributable to common stockholders	$(8,394,732)	$(5,685,897)

Basic and diluted net loss per common share	$(0.28)	$(0.19)

Shares used in computing basic and diluted net loss per common share	29,975,175	29,904,347

Comprehensive Loss	$(8,411,701)	$(5,707,903)

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities
Net loss	$(8,394,732)	$(5,685,897)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,353	9,279
Bond amortization income	347,956	295,457
Noncash compensation expense	723,200	506,103
Changes in operating assets and liabilities:
Accounts receivable	(159,000)	(422,966)
Prepaid expenses and other current assets	(170,828)	428,136
Payable for unsettled investment purchase	(5,752,735)	-
Accounts payable and other accrued expenses	(5,016,494)	(2,381,581)
Deferred revenue	-	257,300
Net cash used in operating activities	(18,411,280)	(6,994,169)

Investing activities
Purchase of equipment	(1,790)	(22,075)
Purchase of short-term investments	(30,169,403)	(11,398,361)
Maturity of short-term investments	-	9,405,000
Net cash used in investing activities	(30,171,193)	(2,015,436)
Net decrease in cash and cash equivalents	(48,582,473)	(9,009,605)
Cash and cash equivalents at beginning of period	104,990,723	31,232,083
Cash and cash equivalents at end of period	$56,408,250	$22,222,478

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company committed to transforming medicine that transforms lives. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions and is now developing a portfolio of integrated aspirin therapies. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales. Additionally, the Company’s development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under its collaboration agreements. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and have hired a chief commercial officer who is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will allow us a role in commercialization efforts to ensure the vision of the product is achieved. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 for both the U.S. and globally. Keelin Reeds is a global expert in assisting life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 9, 2012 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K.

2.	Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Accrued expenses, including contracted costs— Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as costs associated with clinical trials. Specifically, the Company must make estimates of costs incurred to date but not yet paid for or not yet invoiced in relation to contracted, external costs. The Company analyzes the progress of product development, clinical trial and related activities, invoices received, amounts paid, and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Certain accrued contract costs, estimated to be payable after more than twelve months, are classified as long-term liabilities rather than as accrued expenses.

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

Index

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $3.4 million at March 31, 2012 and $5.1 million at March 31, 2011. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues. There were no licensing revenues or development revenues received during the months ended March 31, 2012.

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three months ended March 31, 2012, the Company recognized $1.3 million for VIMOVO royalty revenue. During the three months ended March 31, 2011, the Company recognized royalty revenue of $4.1 million for Treximet and $0.4 million for VIMOVO.

On November 23, 2011, The Company entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, The Company received $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

Investments— Short-term investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive loss. Security purchases and sale transactions are recorded on a trade date. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended March 31, 2012 and 2011, the Company had $417,000 and $365,000, respectively, of interest, and other income. As of March 31, 2012 and 2011, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of March 31, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	44,468,504	5,721	(40,331)	44,433,894
Total short-term investments	$44,468,504	$5,721	$(40,331)	$44,433,894

Short-term investments consisted of the following as of December 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	14,646,041	944	(17,569)	14,629,416
Total short-term investments	$14,646,041	$944	$(17,569)	$14,629,416

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of March 31, 2012, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at March 31, 2012.

The following table sets forth our financial instruments carried at fair value as of March 31, 2012 and December 31, 2011:

	Financial Instruments
	Carried at Fair Value
	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$56,408,250	$104,990,723
Short-term investments	44,433,894	14,629,416
Total cash and investments	$100,842,144	$119,620,139

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of March 31, 2012:

Index

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$56,408,250	$—	$—	$56,408,250
Short-term investments	—	44,433,894	—	44,433,894
Total cash and investments	$56,408,250	$44,433,894	$—	$100,842,144

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

Accumulated Other Comprehensive (Loss) — Accumulated other comprehensive (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had ($34,610) of net unrealized losses on its investments at March 31, 2012 and ($17,641) of net unrealized losses at December 31, 2011.

Comprehensive (loss) consists of the following components for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Net (loss)	$(8,394,732)	$(5,685,897)
Change in unrealized loss on marketable securities	(16,969)	(22,006)
Total comprehensive (loss)	$(8,411,701)	$(5,707,903)

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

A summary of all stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance- Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2011	4,157	635	514	5,306
2012 grants	367	—	191	558
2012 exercises	—	—	—	—
2012 forfeitures	(187)	(27)	(2)	(216)

Awards outstanding at 3/31/2012	4,337	608	703	5,648

Index

Our statements of comprehensive loss for the three months ended March 31, 2012 and March 31, 2011 include the following stock-based compensation expense:

	Three months ended March 31,
	2012	2011
Research and development	$139,878	$95,677
General and administrative	583,322	410,426
Operating expense	723,200	506,103
Tax benefit	-	-
Net expense	$723,200	$506,103

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.3 years, was $5.75 million at March 31, 2012.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2012 and 2011 are shown in the following table:

Index

	Three months ended March 31,
	2012	2011
Expected volatility	72.3%	71.3-71.4%
Expected dividends	0%	0%
Expected terms	6.0 Years	6.0 Years
Risk-free interest rate	1.33%	2.52-2.68%

For the three months ended March 31, 2012 and 2011, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three months ended March 31, 2012 and 2011, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2012 and 2011 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2011	4,157	$8.09	4.3	$54
Granted	367	4.72
Exercised	-	-
Forfeited or expired	(187)	5.27
Outstanding at March 31, 2012	4,337	7.93	5.8	$1,955
Exercisable at March 31, 2012	3,014	9.17	4.4	$522
Vested or expected to vest at March 31, 2012	4,139	7.59	4.4	$1,888

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2012 and March 31, 2011 was equal to the market price of the underlying common stock on the grant date. No stock options were exercised during the three months ended March 31, 2012 and March 31, 2011. The fair value of shares vested during the three months ended March 31, 2012 and March 31, 2011 were $2.3 and $1.2 million, respectively.

A summary of the time-based nonvested awards as of March 31, 2012, and changes during the three months ended March 31, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2011	1,369	$5.52
Granted	367	4.72
Exercised	—	—
Forfeited or expired	(82)	3.06
Vested	(331)	6.92

Nonvested outstanding at March 31, 2012	1,323	$5.11

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2012 and March 31, 2011, the Company recognized $164,100 and $71,200, respectively, in compensation expense related to restricted stock units.

Index

A summary of the restricted stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2011	514	$5.30
Granted	191	4.72
Vested and released	—	—
Forfeited or expired	(2)	2.26

Restricted stock outstanding at March 31, 2012	703	$5.15

As of March 31, 2012, there was an aggregate $1.8 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $207,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $313,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $402,000 unrecognized compensation expense related to unvested restricted stock units under the  2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26 and  $882,000 unrecognized compensation expense related to unvested restricted stock units under the  2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72.

There were 463,624 unvested restricted stock units outstanding at March 31, 2012. There were 209,050 unvested restricted stock units outstanding at March 31, 2011. The total fair value of restricted stock that vested during the three months ended March 31, 2012 and March 31, 2011 was $1.4 million, and $1.2 million respectively.

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

On October 1, 2011, pursuant to an incentive program (the “PA incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock.  The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. Total expense related to these awards for the three months ended March 31, 2012 was $0.1 million.  A summary of the performance-based stock awards as of December 31, 2011, and changes during the three months ended March 31, 2012, are as follows:

Index

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2011	635	$5.77
Granted	—	—
Exercised	—	—
Forfeited or expired	(27)	14.45

Performance-based outstanding at March 31, 2012	608	$5.93

As of March 31, 2012, there was $561,000 of unrecognized compensation expense related to performance-based awards granted under the PA incentive program and no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 180,700 vested performance-based options outstanding at March 31, 2012. There were 27,300 awards forfeited during the three months ended March 31, 2012. No performance-based awards were exercised during the three months ended March 31, 2012. At March 31, 2012, the performance-based options had an intrinsic value of $1.6 million and a remaining contractual life of 8.5 years.

Net Loss Per Share— Basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012 and 2011, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended March 31,
	2012	2011
Basic weighted average shares outstanding	29,975,175	29,904,347
Effect of dilutive employee and director awards	-	-
Diluted weighted-average shares outstanding and assumed conversions	29,975,175	29,904,347

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

Index

At March 31, 2012, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,687,978
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,876,871
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000

Total reserved	6,654,849

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $203.9 thousand at March 31, 2012.

New Accounting Pronouncements— In May 2011, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have material effect on the Company’s consolidated results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Compressive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

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

Index

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the case against Lupin, Ltd. (see below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase and initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc. (“Anchen”) informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO. We have incurred an aggregate of $15.2 million, in legal fees through the end of three months ended March 31, 2012. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012.

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

Index

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011,we entered into a purchase and sale agreement with CPPIB Credit Investments Inc. or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

Our PA product candidates, containing a PPI and aspirin, are currently in clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, was a significant reduction in the cumulative incidence of gastric ulcers following administration of PA32540 vs. 325 mg enteric-coated aspirin over the six-month treatment period. The primary endpoint was met in both studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking PA32540 compared to 325 mg enteric-coated aspirin. Reported adverse events were consistent with the trial population and the known adverse event profile of aspirin and omeprazole. The one-year, long-term safety study, which included approximately 379 subjects, was completed earlier this year. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components.

In February, 2012, the U.S. Food and Drug Administration (FDA) requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid (ASA).  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  The Company has recently completed the requested bioequivalence study and, based on its analyses, believes the results demonstrate bioequivalence.  The FDA has agreed to meet with the Company to discuss the study results and the Company’s analyses.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140.  The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin, with the FDA and is assessing various submission strategies.  At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140.  The Company anticipates that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 may delay submission of the NDA from the original planned submission date in the third quarter of 2012, but the exact timing of the NDA submission has not yet been determined.  The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

Index

The Company has no guarantee such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction studies to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. No further Phase 1 studies on the clopidogrel-PPI interaction are planned. FDA assessment of available data on the drug-drug interaction may result in the inclusion of a warning, similar to that in the current Prilosec label, against the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA containing 650 mg of exteric coated aspirin and 20 mg of omeprazole (PA65020)  for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. The FDA advised us that we will need to demonstrate a reduction in gastric ulcers compared to aspirin alone in a replicate Phase 3 program similar to that we performed for VIMOVO, in addition to a study to establish efficacy of the product in the treatment of osteoarthritis. We recently met with a European country that server as the reference member state for approval of VIMOVO in Europe to obtain guidance on a clinical development program for approval of PA65020 in the Europe. We were advised that Phase 3 endoscopic trials demonstrating a reduction in gastric ulcers would not be required in addition to an osteoarthritis efficacy study since omeprazole's actions on gastric ulcers has been well characterized. Instead, Phase 1 studies assessing pharmacokinetics and gastric acid suppression could be used to support the benefit of omeprazole as a component of PA65020. We believe that a similar Phase 1 pathway may have applicability to the clinical development program for approval of PA product candidates for cardiovascular indications in Europe. We intend to seek confirmation of this pathway in Europe for PA in cardiovascular indications. If acceptable, the clinical program for PA product candidates for cardiovascular indications in Europe may be less costly and time consuming than we previously believed. In addition, we continue to evaluate the commercial potential of our PA product candidates. We may conduct further studies for these and other PA indications when adequate funds are available.

We are also conducting both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2012, our accumulated deficit was approximately $83.0 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 67% of our total operating expenses. For the three months ended March 31, 2012, our research and development expenses represented approximately 42% of our total operating expenses.

Index

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

●	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

●	The ability of AstraZeneca to successfully commercialize VIMOVO™ globally.;

●	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

●
Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible.;

●	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and

●	The acquisition and/or in-licensing, and development of our therapeutic product candidates.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $3.0 million for the three months ended March 31, 2012 and $5.1 million for the three months ended March 31, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.0 million for the three months ended March 31, 2012 and $0.8 million for the three months ended March 31, 2011.Total compensation included a $0.1 million and $0.1 million charge for non-cash compensation for stock option expense for the three months ended March 31, 2012 and March 31, 2011, respectively.  Other research and development department costs were $0.1 million, for the three months ended March 31, 2012.

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

Index

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

Index

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. In total, VIMOVO has been submitted in 74 countries worldwide and been approved in 50 to date.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the case against Lupin, Ltd. (see below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase and initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen Pharmaceuticals, Inc.,  informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery.

We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program

As part of our PA program, we are exploring the development of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage.

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

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, was a significant reduction in the cumulative incidence of gastric ulcers following administration of PA32540 vs. 325 mg enteric-coated aspirin over six months over the six-month treatment period. The primary endpoint was met in both studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking PA32540 compared to 325 mg enteric-coated aspirin. Reported adverse events were consistent with the trial population and the known adverse event profile of aspirin and omeprazole. The one-year, long-term safety study, which included approximately 379 subjects, was completed in 2011. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140.  The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin, with the FDA and is assessing various submission strategies. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140.  The Company anticipates that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 may delay submission of the NDA from the original planned submission date in the third quarter of 2012, but the exact timing of the NDA submission has not yet been determined.  The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

Index

The Company has no guarantee such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review of the Company’s NDA for the products.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development and, if we partner the products after completion of the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us.

We incurred direct development costs associated with the development of our PA program of $2.9 million during the three months ended March 31, 2012. We incurred total direct development cost of $58.0 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

On March 31, 2012 we accrued $1,289,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the case against Lupin, Ltd. (see below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase and initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net loss per share: Net loss attributable to common stockholders for the three months ended March 31, 2012 was $(8.4) million or $(0.28) per share, on a basic and diluted basis, as compared to a net loss of $(5.7) million, or $(0.19) per share, on a basic and diluted basis, for the three months ended March 31, 2011. The net loss for the three months ended March 31, 2012 included a $(0.7) million or $(0.02) per share charge for non-cash stock-based compensation expense as compared to $(0.5) million or $(0.02) per share for the same period of 2011.

Revenue: We recognized total revenue of $1.3 million for the three months ended March 31, 2012 as compared to total revenue of $4.5 million for the three months ended March 31, 2011. The decrease in revenue was primarily due to no Treximet royalty revenue for the three months ended March 31, 2012 as compared to 2011, offset slightly by an increase in VIMOVO royalty revenue.

Research and development: Research and development expenses decreased by $1.8 million to $4.1 million for the three months ended March 31, 2012 as compared to the same period of 2011. Direct development costs for the PA program decreased by $1.8 million to $2.9 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended March 31, 2012 as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses increased by $1.3 million to $5.6 million for the three months ended March 31, 2012 as compared to the same period of 2011. The increase was due primarily to an increase in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2011. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $417,000 and $365,000 for the three months ended March 31, 2012 and 2011, respectively.

Index

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2012. Our effective tax rate was 0% for the three month period ended March 31, 2012. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book loss for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry-forwards for federal and state income tax purposes.

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

The Internal Revenue Service (IRS) recently completed an examination of our U.S. federal tax return for the 2008 tax year. No changes were made as a result of the audit, and the 2008 tax year is now effectively settled. However, the IRS still reserves the right to audit the U.S. federal tax returns for any open tax years, including 2008.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2012 and 2011, there were no such interest and penalties.

Liquidity and Capital Resources

At March 31, 2012, cash and cash equivalents, along with short-term investments, totaled $100.8 million, a decrease of $18.8 million compared to December 31, 2011. The decrease in cash was primarily due to early January 2012 payment for the late December 2011 purchase of $5.8 million of short term investments, payment of cash expenses, payment of accrued compensation costs of $2.2 million, payment of accrued contract costs of $2.0 million for the PA32540 studies, and a reduction in accounts payable of $1.4 million. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $1.1 million in operating cash during the three months ended March 31, 2012 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet included a $1.3 million accounts receivable for royalties under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $18.4 million and $7.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Net cash used in investing activities during the three months ended March 31, 2012 totaled $30.2 million, and net cash used in investing activities for the three months ended March 31, 2011 totaled $2.0 million reflecting investing activities associated with the purchase and sale of short-term securities. Cash required for our operating activities during 2012 is projected to increase from our 2011 requirements as a result of increased development and pre-commercialization activities. During the three months ended March 31, 2012 and March 31, 2011 we recorded non-cash stock-based compensation expense of $0.7 million and $0.5 million, respectively, associated with the grant of stock options and restricted stock.

Index

As of March 31, 2012, we had $56.4 million in cash and cash equivalents and $44.4 million in short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital.

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

Index

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the case against Lupin, Ltd. (see below).

Index

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent and U.S. Patent No. 5,900,424, or the '424 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase and initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery.

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

We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $83.0 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our only current potential sources of revenue are the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca and Cilag. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

Index

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. Many factors could negatively affect our ability to obtain regulatory approval for our product candidates.

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believe the results demonstrate bioequivalence, but there is a risk that the FDA may not agree that this Phase 1 study demonstrates bioequivalence. The FDA has agreed to meet with the Company to discuss the study results and the Company’s analyses in the near future.

Index

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010 and has been approved in a number of additional countries in the rest of the world, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and intends to follow the FDA’s suggestion that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

Index

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

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the case against Lupin, Ltd. (see below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case is currently in the discovery phase and initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery.

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

Index

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

Index

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of an application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. For example, in February, 2012, the U.S. Food and Drug Administration (FDA) requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  The Company has recently completed the requested bioequivalence study and, based on its analyses, believes the results demonstrate bioequivalence.  The FDA has agreed to meet with the Company to discuss the study results and the Company’s analyses. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

Index

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

Index

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies (including, based upon their current migraine portfolios Merck & Co., AstraZeneca, Johnson & Johnson, Pfizer, Inc. and Endo Pharmaceuticals), biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) declining approval.  AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

Index

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

●	the acceptance by physicians and third-party payors of VIMOVO as an alternative to other therapies;
●	the receipt and timing of regulatory approvals;
●	the availability of third-party reimbursement;
●	the indications for which the product is approved;
●	the rate of adoption by healthcare providers;
●	the rate of product acceptance by target patient populations;
●	the price of the product relative to alternative therapies;
●	the availability of alternative therapies;
●	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
●	the existence of adverse publicity regarding our products or similar products; and
●	the extent and severity of side effects as compared to alternative therapies.

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

Our operating expenses for the three months ended March 31, 2012 totaled $9.8 million, including non-cash compensation expense of $0.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2009 through 2011, our average annual operating expenses (including average non-cash deferred compensation of $3.7 million) were $43.8 million ($41.9 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of March 31, 2012, we had an aggregate of $100.8 million in cash, cash equivalents and short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth.

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

Index

●	developing our own commercial team or playing a role in the commercialization with a partner will be expensive and time-consuming and could result in high cash burn or reduced profitability;
●	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;
●	failure to recruit, train, oversee and retain adequate numbers of effective sales and marketing personnel;
●	failure to develop a commercial strategy ourselves or together with partners that can effectively reach and persuade adequate numbers of physicians to prescribe our products;
●	our or our partners’ inability to secure reimbursement at a reasonable price;
●	unforeseen costs and expenses associated with creating or acquiring and sustaining an independent commercial organization;
●	incurrence of costs in advance of anticipated revenues and subsequent failure to generate sufficient revenue to offset additional costs; and
●	our ability to fund our commercialization efforts alone or together with our partners on terms acceptable to us, if at all.

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

Item 4. Mine Safety Disclosure

Not Applicable.

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
101
The following materials from POZEN Inc. Form 10-K for the years ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011, 2010 and 2009  (iii) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to the Financial Statements.

* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

May 3, 2012	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 3, 2012	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 3, 2012	By:	/s/ JOHN E. BARNHARDT
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
101
The following materials from POZEN Inc. Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to the Financial Statements.

* Filed herewith.