Form 10-K/A
period 2011-12-31
POZEN INC /NC
filed 2012-06-29
CIK 1059790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

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

1414 Raleigh Rd, Suite 400, Chapel Hill, NC27517

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

POZEN INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

POZEN Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, in order to furnish the information required in Item 15 of Part IV, as well as, to re-file exhibits 10.38 and 10.39 for which confidential treatment has been requested. This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules:

3.	List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.*

3.2	Second Amended and Restated Bylaws of POZEN Inc., approved September 19, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2007).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock and Series A Junior Participating Preferred Stock of the Registrant.

4.2	Rights Agreement dated January 12, 2005 between Registrant and StockTrans, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2005).

10.1	Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2006).***

10.2	First Amendment to Second Amended and Restated Executive Employment Agreement with John R. Plachetka dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.3	Executive Employment Agreement with John E. Barnhardt dated July 25, 2001 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.4	First Amendment to Executive Employment Agreement with John E. Barnhardt, dated September 28, 2007 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.5	Executive Employment Agreement with William L. Hodges dated August 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004).***

10.6	First Amendment to Executive Employment Agreement with William L. Hodges, dated September 28, 2007 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.7	POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.8	Certificate of Award dated August 1, 2001 issued to John R. Plachetka pursuant to POZEN Inc. 2001 Long Term Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2001).***

10.9	Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 8, 2007).***

10.10	Lease Agreement between The Exchange at Meadowmont LLC and the Registrant dated as of November 21, 2001 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed April 1, 2002).

10.11	Product Development and Commercialization Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Form 10-Q/A filed November 8. 2004).†

10.12	License Agreement dated June 11, 2003 between the Registrant and Glaxo Group Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

10.13	Collaboration and License Agreement dated September 3, 2003 between the Registrant and Valeant Pharmaceuticals NA (formerly Xcel Pharmaceuticals, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2003 and Quarterly Report on Form 10-Q/A filed November 8. 2004).†

Exhibit No.	Description
10.14	Restricted Stock Unit Agreement dated May 4, 2004 between Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2004).***

10.15	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated May 4, 2004, between Registrant and John R. Plachetka (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.16	Form of Non-Qualified Stock Option Agreement for Trexima grants issued pursuant Registrant’s Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2005).***

10.17	Development, Option and License Agreement dated May 15, 2003 between the Registrant and Nycomed Danmark ApS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005, and Current Report on Form 8-K/A filed January 10, 2006).†

10.18	Collaboration and License Agreement dated August 1, 2006 between the Registrant and AstraZeneca AB (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Qfiled November 3, 2006).†

10.19	Amendment No. 1 to the Collaboration and License Agreement, dated September 6, 2007, between the Registrant and AstraZeneca AB (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.20	Side Letter dated September 19, 2006 Re: Collaboration and License Agreement dated as of August 1, 2006 by and between the Registrant and AstraZeneca AB (filed as 10.2 to the Registrant’s Quarterly Report on From 10-Q filed November 3, 2006).†

10.21	Side Letter Agreement, dated October 1, 2007, between the Registrant and AstraZeneca, AB (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007). †

10.22	Long-Term Cash Incentive Award Agreement between the Registrant and John R. Plachetka dated February 14, 2007 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.23	First Amendment to Long Term Incentive Cash Award Agreement, dated September 28, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.24	Restricted Stock Unit Agreement with John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.25	First Amendment, dated September 28, 2007, to Restricted Stock Unit Agreement, dated February 14, 2007, between the Registrant and John R. Plachetka (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2007).***

10.26	Nonqualified Stock Option Grant issued to John R. Plachetka dated February 14, 2007 under Registrant’s 2000 Equity Compensation Plan as Amended and Restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2007).***

10.27	Form of Nonqualified Stock Option Agreement for PN400 Incentive Program under Second Amended and Restated 200 Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).***

10.28	Amendment No. 2 to the Collaboration and License Agreement, dated October 1, 2008, between the registrant and AstraZeneca, AB (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2008). †

10.29	Lease Modification Agreement No. 1, dated as of February 16, 2009, by and between the Registrant and The Exchange at Meadowmont LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.30	Executive Employment Agreement, dated as of March 25, 2009, between the Company and Everardus Orlemans, Ph.D. (filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed on March 9, 2010)***

10.31	Executive Employment Agreement, dated as of September 14, 2009, between the Company and Elizabeth Cermak (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 14, 2009).***

2

Exhibit No.	Description
10.32	Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2010).***

10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 7, 2010).***

10.35	License Agreement, dates as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q, filed on March 5, 2011.) †

10.36	Executive Employment Agreement by and between POZEN Inc. and Tomas Bocangera, dated as of July 5, 2011 (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed July 11, 2011).***

10.37	Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments, Inc. (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2012).

10.38	Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.** †

10.39	Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmacuticals, Inc.** †

21.1	List of subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2012).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2012).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2012).
101	The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2011 and December 31, 2010, (iii) Statements and operations for the year ended December 31, 2011 and December 31, 2010, (iii) Statements and Cash Flows for the years ended December 31, 2011 and December 2010, and (iv) Notes to the Financial Statements.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date: June 29, 2012	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2012

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	June 29, 2012

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Accounting Officer)	June 29, 2012

/s/ Neal F. Fowler Neal F. Fowler	Director	June 29, 2012

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	June 29, 2012

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	June 29, 2012

/s Martin Nicklasson Martin Nicklasson	Director	June 29, 2012

/s/ Jacques F. Rejeange Jacques F. Rejeange	Director	June 29, 2012

/s/ Seth A. Rudnick Seth A. Rudnick	Director	June 29, 2012

4