Form 10-Q
period 2012-06-30
POZEN INC /NC
filed 2012-08-08
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2012 was 30,039,786.

POZEN Inc.
FORM 10-Q

For the Six Months Ended June 30, 2012

i

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,272,745	$104,990,723
Short-term investments	44,002,399	14,629,416
Accounts receivable	1,268,000	1,130,000
Prepaid expenses and other current assets	860,082	700,326
Total current assets	97,403,226	121,450,465
Property and equipment, net of accumulated depreciation	91,586	102,910
Total assets	$97,494,812	$121,553,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572,370	$2,269,271
Payable for unsettled investment purchase	—	5,752,735
Accrued compensation	1,315,544	2,168,341
Accrued expenses	1,721,596	3,577,606
Accrued contract costs	—	2,029,878
Deferred revenue	257,300	257,300
Total current liabilities	3,866,810	16,055,131

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,039,786 and 29,975,175 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30,040	29,975
Additional paid-in capital	181,720,411	180,073,755
Accumulated other comprehensive loss	(35,760)	(17,641)
Accumulated deficit	(88,086,689)	(74,587,845)
Total stockholders’ equity	93,628,002	105,498,244
Total liabilities and stockholders’ equity	$97,494,812	$121,553,375

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue:
Royalty revenue	$1,268,000	$4,587,242	$2,557,000	$9,048,934
Licensing revenue	500,000	-	500,000	-
Total revenue	1,768,000	4,587,242	3,057,000	9,048,934

Operating expenses:
Selling, general and administrative	4,070,707	4,762,001	9,718,630	9,068,648
Research and development	2,874,068	6,273,051	6,978,514	12,183,201
Total operating expenses	6,944,775	11,035,052	16,697,144	21,251,849

Interest and other income	72,663	45,913	141,300	115,121
Loss before income tax expense	(5,104,112)	(6,401,897)	(13,498,844)	(12,087,794)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	$(5,104,112)	$(6,401,897)	$(13,498,844)	$(12,087,794)

Basic and diluted net loss per common share	$(0.17)	$(0.21)	$(0.45)	$(0.40)

Shares used in computing basic net loss per common share	29,998,006	29,905,556	29,986,590	29,904,951

Comprehensive Loss	$(5,105,262)	$(6,411,216)	$(13,516,963)	$(12,119,120)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities

Net loss	$(13,498,844)	$(12,087,794)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,367	19,204
Loss on sale of fixed assets	1,535	-
Bond amortization income	778,301	575,951
Noncash compensation expense	1,493,478	1,024,146
Changes in operating assets and liabilities:
Accounts receivable	(138,000)	(573,891)
Prepaid expenses and other current assets	(159,756)	950,529
Payable for unsettled investment purchase	(5,752,735)	-
Accounts payable and other accrued expenses	(6,435,586)	(1,053,265)
Deferred revenue	-	257,300
Net cash used in operating activities	(23,689,240)	(10,887,820)

Investing activities
Purchase of equipment	(12,578)	(43,116)
Purchase of short-term investments	(30,169,403)	(17,143,255)
Maturity of short-term investments	-	29,699,000
Net cash (used in) provided by investing activities	(30,181,981)	12,512,629

Financing Activities
Proceeds from issuance of common stock	153,243	-
Net cash provided by financing activities	153,243	-
Net (decrease) increase in cash and cash equivalents	(53,717,978)	1,624,809
Cash and cash equivalents at beginning of period	104,990,723	31,232,083
Cash and cash equivalents at end of period	$51,272,745	$32,856,892

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 which was filed on March 9, 2012 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Index

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.7 million at June 30, 2012 and $5.6 million at December 31, 2011. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues.

With regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product’s development or commercialization are reached. When evaluating license agreements with multiple element deliverables, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone.  If the milestones are deemed substantive and the milestone payments are nonrefundable, such milestone payments are recognized upon successful accomplishment of the milestones.

In May 2012 the Company entered into a license agreement with Desitin Arzneimittel GmbH (Desitin), for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway.  Under the terms of the agreement, Desitin made a non-refundable, initial upfront payment of $0.5 million to the Company, to be followed by potential milestone payments related to the development and launch of MT 400 in specified countries of the territory totaling an additional aggregate amount equal to $2.5 million.  These milestone payments are considered substantive and will be recognized in the period of completion of the related event.  We will also receive a double digit royalty on net sales of MT 400 that increases based on annual sales volume. Desitin will be responsible for the manufacturing, development and commercialization of MT 400 in the territory.

In reviewing the terms of the executed agreement and considering the provisions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), 605-25, Multiple Element Arrangements, we concluded that our involvement in the collaboration is limited to specific information transfers in connection with the license which were completed during the same quarter the agreement was entered into. We believe that future participation in the collaboration represents a right and a governance role only, rather than a substantive performance obligation. The Company’s future participation in a Steering Committee established by the agreement will be to monitor the partner’s development program progress and to ensure the partner’s compliance under the agreement.  The Company has no obligation to conduct any development activities for the product licensed to Desitin.    As such, the Company has determined the license is the only deliverable in the arrangement.  Since the license was delivered in the quarter, the initial upfront payment of $0.5 million was recognized.

           There were no development revenues received during the months ended June 30, 2012 and 2011.

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO ® (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three and six months ended June 30, 2012, the Company recognized $1.3 million and $2.6 million, respectively for VIMOVO royalty revenue. During the three and six months ended June 30, 2011, the Company recognized royalty revenue of $0.6 million and $0.9 million for VIMOVO, respectively, and $4.1 million and $8.1 million, respectively, for Treximet.

On November 23, 2011, the Company entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, the Company received $75 million in November 2011 and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

Index

Investments— Short-term investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive loss. Security purchases and sale transactions are recorded on a trade date. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended June 30, 2012 and 2011, the Company had $503,000 and $326,000, respectively, of interest, and other income. For the six months ended June 30, 2012 and 2011, the Company had $920,000 and $691,000, respectively, of interest and other income. As of June 30, 2012 and December 31, 2011, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of June 30, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	44,038,159	1,710	(37,470)	44,002,399
Total short-term investments	$44,038,159	$1,710	$(37,470)	$44,002,399

Short-term investments consisted of the following as of December 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	14,646,041	944	(17,569)	14,629,416
Total short-term investments	$14,646,041	$944	$(17,569)	$14,629,416

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., "the exit price") in an orderly transaction between market participants at the measurement date. The fair value hierarchy for inputs maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

Index

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of June 30, 2012, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at June 30, 2012.

The following table sets forth our financial instruments carried at fair value as of June 30, 2012 and December 31, 2011:

	Financial Instruments
	Carried at Fair Value
	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$51,272,745	$104,990,723
Short-term investments	44,002,399	14,629,416
Total cash and investments	$95,275,144	$119,620,139

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of June 30, 2012:

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$51,272,745	$—	$—	$51,272,745
Short-term investments	—	44,002,399	—	44,002,399
Total cash and investments	$51,272,745	$44,002,399	$—	$95,275,144

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

Index

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $35,760 of net unrealized losses on its investments at June 30, 2012 and $17,641 of net unrealized losses at December 31, 2011.

Comprehensive loss consists of the following components for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(5,104,112)	$(6,401,897)	$(13,498,844)	$(12,087,794)
Change in unrealized loss on marketable securities	(1,150)	(9,319)	(18,119)	(31,326)
Total comprehensive loss	$(5,105,262)	$(6,411,216)	$(13,516,963)	$(12,119,120)

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

A summary of all stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2011	4,157	635	514	5,306
2012 grants	400	—	221	621
2012 exercises	(30)	—	(35)	(65)
2012 forfeitures	(257)	(27)	(2)	(286)

Awards outstanding at 6/30/2012	4,270	608	698	5,576

Our statements of comprehensive loss for the three and six months ended June 30, 2012 and June 30, 2011 include the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$149,976	$120,388	$289,854	$216,065
General and administrative	620,300	397,655	1,203,622	808,081
Operating expense	770,276	518,043	1,493,476	1,024,146
Tax benefit	-	-	-	-
Net expense	$770,276	$518,043	$1,493,476	$1,024,146

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.9 years was $5.2 million at June 30, 2012.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2012 and 2011 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected volatility	68.0-73.5%	70.8%	68.0-72.3%	70.8-71.4%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	0.91%	1.98%	0.91-1.33%	1.98-2.68%

For the three and six months ended June 30, 2012 and 2011, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and six months ended June 30, 2012 and 2011, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six months ended June 30, 2012 and 2011 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

Index

A summary of the time-based stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012 are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2011	4,157	$8.09	4.3	$54
Granted	367	4.72
Exercised	-	-
Forfeited or expired	(187)	5.27
Outstanding at March 31, 2012	4,337	7.93	5.8	1,955
Exercisable at March 31, 2012	3,014	9.17	4.4	522
Vested or expected to vest at March 31, 2012	4,139	7.59	4.4	1,888
Granted	33	6.58
Exercised	(30)	5.18
Forfeited or expired	(70)	10.12
Outstanding at June 30, 2012	4,270	7.90	5.6	2,331
Exercisable at June 30, 2012	2,972	9.13	4.3	730
Vested or expected to vest at June 30, 2012	4,084	$7.90	4.3	$2,230

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six months ended June 30, 2012 and June 30 2011 was equal to the market price of the underlying common stock on the grant date. The fair value of shares vested during the six months ended June 30, 2012 and June 30, 2011 were $2.3 million and $1.2 million, respectively.

A summary of the time-based nonvested awards as of June 30, 2012, and changes during the six months ended June 30, 2012 are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2011	1,369	$5.52
Granted	400	4.87
Exercised	(30)	5.18
Forfeited or expired	(257)	6.59
Vested	(184)	5.78
Nonvested outstanding at June 30, 2012	1,298	$5.09

Restricted Stock and Restricted Stock Units

For the three and six months ended June 30, 2012, the Company recognized $260,400 and $424,500, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of June 30, 2012, and changes during the three and six months ended June 30, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2011	514	$5.30
Granted	191	4.72
Vested and released	—	—
Forfeited or expired	(2)	2.26

Restricted stock outstanding at March 31, 2012	703	5.15
Granted	30	6.59
Vested and released	(35)	4.68
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2012	698	$5.23

Index

As of June 30, 2012 there was an aggregate $1.8 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $242,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $345,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $251,000 unrecognized compensation expense related to unvested restricted stock units under the  2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26, $769,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72 and  $185,000 unrecognized compensation expense related to unvested restricted stock units under the June 2012 award of 30,000 restricted stock units with a grant-date per-share fair value of $6.59.

There were 597,136 unvested restricted stock units outstanding at June 30, 2012. There were 208,755 unvested restricted stock units outstanding at June 30, 2011. The total fair value of restricted stock that vested during the six months ended June 30, 2012 was $0.5 million.

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

On October 1, 2011, pursuant to an incentive program (the “PA incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock.  The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. Total expense related to these awards for the six months ended June 30, 2012 was $0.4 million.  A summary of the performance-based stock awards as of June 30, 2012, and changes during the six months ended June 30, 2012, are as follows:

Index

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2011	635	$5.77
Granted	—	—
Exercised	—	—
Forfeited or expired	(27)	14.45
Performance-based outstanding at June 30, 2012	608	$5.93

As of June 30, 2012, there was $326,000 of unrecognized compensation expense related to performance-based awards granted under the PA incentive program and no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 180,700 vested performance-based options outstanding at June 30, 2012. There were 27,300 awards forfeited during the six months ended June 31, 2012. No performance-based awards were exercised during the three and six months ended June 30, 2012. At June 30, 2012, the performance-based options had an intrinsic value of $1.7 million and a remaining contractual life of 8.3 years.

Net Loss Per Share— Basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	29,998,006	29,905,556	29,986,590	29,904,951
Effect of dilutive employee and director awards	-	-	-	-
Diluted weighted-average shares outstanding and assumed conversions	29,998,006	29,905,556	29,986,590	29,904,951

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

Index

At June 30, 2012 shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,685,978
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,575,787
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total reserved	7,351,765

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $189.7 thousand at June 30, 2012.

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

Contingencies— We and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”), Teva Pharmaceuticals USA (“Teva”), and Dr. Reddy’s Laboratories, Inc. (“ Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals (“Mylan”) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. We are awaiting the Federal Circuit’s decision in the other appeals.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, Ltd. and Anchen Pharmaceuticals, Inc. (described below). The case is currently in the discovery phase and initial claim construction positions have been exchanged

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd. (“Lupin”) informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc. (“Anchen”) informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011, in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the initial phases of discovery. Initial claim construction positions have been exchanged.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO. We have incurred an aggregate of $15.5 million, in legal fees through the end of six months ended June 30, 2012. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011, we entered into a purchase and sale agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc. or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s which is now on appeal to the United States Court of Appeals for the Federal Circuit and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

Our PA product candidates, containing a PPI and aspirin, are currently in clinical development testing. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal, or UGI, toxicity, which vote supports the clinical design of the pivotal Phase 3 trials.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  The Company has recently completed the requested bioequivalence study. The FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company has since submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. The FDA is expected to review such materials and provide a written response as to whether the Company has sufficient data in totality to establish a clinical and pharmacological bridge between the product and EC aspirin 325 mg.

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

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140.  The Company anticipates that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the fourth quarter of 2012. The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

Index

The Company has no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Additionally, we are aware of changes to the Plavix® label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors such as omeprazole. The current Plavix label includes a statement in the Warnings and Precautions section to avoid concomitant use of Plavix with drugs that are strong or moderate CYP2C19 inhibitors such as omeprazole. In addition, the current Prilosec label, in the Warnings and Precautions section, states that co-administration of Plavix with 80 mg of omeprazole, a PPI that is a strong inhibitor of CYP2C19, reduces the pharmacological activity of Plavix if given concomitantly or if given 12 hour apart. These FDA warnings were based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and have hired a chief commercial officer to evaluate the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA containing 650 mg of enteric coated aspirin and 20 mg of omeprazole (PA65020) for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. The FDA advised us that we will need to demonstrate a reduction in gastric ulcers compared to aspirin alone in a replicate Phase 3 program similar to that we performed for VIMOVO, in addition to a study to establish efficacy of the product in the treatment of osteoarthritis.

We recently met with a European country that served as the reference member state for approval of VIMOVO in Europe to obtain guidance on a clinical development program for approval of PA65020 in the Europe. We were advised that Phase 3 endoscopic trials demonstrating a reduction in gastric ulcers would not be required in addition to an osteoarthritis efficacy study since omeprazole’s actions on gastric ulcers has been well characterized. Instead, Phase 1 studies assessing pharmacokinetics and gastric acid suppression could be used to support the benefit of omeprazole as a component of PA65020.

 We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease.  The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary.  Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The Company intends to ask the MEB for further clarification regarding the optimal approach to establish bioequivalence to aspirin currently marketed in the EU.  The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB would seek justification for the use of 325 mg in the treatment of secondary CV prevention.  However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

Index

In addition, we continue to evaluate the commercial potential of our PA product candidates. We may conduct further studies for these and other PA indications when adequate funds are available. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2012, our accumulated deficit was approximately $88.1 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 67% of our total operating expenses. For the six months ended June 30, 2012, our research and development expenses represented approximately 42% of our total operating expenses.

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

Index

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $4.8 million for the six months ended June 30, 2012 and $10.5 million for the six months ended June 30, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.9 million for the six months ended June 30, 2012 and $1.4 million for the six months ended June 30, 2011.Total compensation included a $0.3 million and $0.2 million charge for non-cash compensation for stock option expense for the six months ended June 30, 2012 and June 30, 2011, respectively.  Other research and development department costs were $0.3 million and $0.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  We are awaiting the Federal Circuit’s decision in the other appeals.

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

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. Under the terms of the agreement, Desitin will be the exclusive licensee for MT 400 in the licensed territory and will be responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to the Company, to be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment will total $3.0 million. The agreement will expire on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin will pay a double digit royalty on net sales of MT 400 that increases based on annual sales volume.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of the end June 2012, VIMOVO has been filed for regulatory approval in 78 countries, approved in 58 countries and commercially launched in 30 countries.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the cases against Lupin and Anchen.

Index

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen Pharmaceuticals, Inc.,  informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  The Company has recently completed the requested bioequivalence study. The FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company has since submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. The FDA is expected to review such materials and provide a written response as to whether the Company has sufficient data in totality to establish a clinical and pharmacological bridge between the product and EC aspirin 325 mg.

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

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140.  The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140.  The Company anticipates that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the fourth quarter of 2012. The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

The Company has no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review of the Company’s NDA for the products.

Additionally, we are aware of changes to the Plavix® label that contain data regarding a drug-drug interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and certain enteric-coated proton pump inhibitors such as omeprazole. The current Plavix label includes a statement in the Warnings and Precautions section to avoid concomitant use of Plavix with drugs that are strong or moderate CYP2C19 inhibitors such as omeprazole. In addition, the current Prilosec label, in the Warnings and Precautions section, states that co-administration of Plavix with 80 mg of omeprazole, a PPI that is a strong inhibitor of CYP2C19, reduces the pharmacological activity of Plavix if given concomitantly or if given 12 hour apart. These FDA warnings were based, in part, on two crossover clinical studies of 72 healthy subjects administered Plavix alone and with 80 mg EC omeprazole, either together or administered 12 hours apart.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease.  The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary.  Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The Company intends to ask the MEB for further clarification regarding the optimal approach to establish bioequivalence to aspirin currently marketed in the E.U. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB would seek justification for the use of 325 mg in the treatment of secondary CV prevention.  However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

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

We incurred direct development costs associated with the development of our PA program of $4.7 million during the six months ended June 30, 2012. We incurred total direct development cost of $59.8 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

On June 30, 2012 we accrued $1,268,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Desitin Arzneimittel GmbH (Desitin)

On May 4, 2012, we entered into a license and development agreement with Desitin for the exclusive development and commercialization of MT 400 in 27 countries of the European Union, as well as Switzerland and Norway. Under the terms of the agreement, Desitin made a non-refundable, initial upfront payment of $0.5 million to the Company, to be followed by potential milestone payments related to the development and launch of MT 400 in specified countries of the territory totaling an additional aggregate amount equal to $2.5 million. We will also receive a double digit royalty on net sales of MT 400 that increases based on annual sales volume. Desitin will be responsible for the manufacturing, development and commercialization of MT 400 in the territory.

The agreement, unless earlier terminated, will expire on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country. Either party has the right to terminate upon the insolvency or bankruptcy of the other party, an event of force majeure, or any material breach of the agreement by the other party, if the breaching party has not cured the breach within sixty (60) days after written notice to cure has been given by the non-breaching party. In addition, the Company can terminate the agreement upon thirty (30) days written notice if Desitin takes any action to impair our intellectual property rights and, if such action is capable of cure, is not cured within sixty (60) days of receipt of notice from us of such act and our intention to terminate, or Desitin ceases to be in the business of marketing pharmaceutical products in the territory. Desitin may terminate the agreement in its entirety for any reason upon ninety (90) days’ written notice to us. In addition, Desitin will be deemed to have terminated its rights in specified countries of the territory if it fails to take certain actions to obtain marketing authorization in such countries, or it fails to obtain reimbursement or pricing approvals adequate to sell the product at an acceptable price. If the agreement is terminated by us for Desitin’s uncured breach, Desitin’s insolvency or bankruptcy, or an event of force majeure, or Desitin terminates the agreement at will, Desitin will transfer MT 400 and all rights, including marketing authorizations and pending regulatory filings, back to the Company. Desitin will also grant us a license to use the trademark for MT 400 in the territory, at our request, assign to us third party agreements relating to MT 400, and negotiate in good faith the terms of an agreement to supply MT 400 to us for a specified period. In the event that Desitin terminates the agreement with respect to certain specified countries as described above, Desitin will assign any marketing authorizations and pending regulatory filings to us upon our reimbursement of any fees paid by Desitin to regulatory authorities in the terminated countries and will supply us with bulk MT 400 for sale in the terminated countries on terms specified in the agreement and on other terms to be negotiated in good faith at the time of termination. The Company will have a perpetual, royalty-free, exclusive license (except to the extent that Desitin retains rights required to practice the licenses granted to it under the agreement) to use the data, regulatory dossier, and manufacturing know-how generated by Desitin during its conduct of the development program for MT 400 outside of Desitin’s territory and in any country in which Desitin’s rights have been terminated during the term and following any expiration or termination of the agreement; subject to Desitin’s right to supply MT 400 to the Company and its licensees as set forth in the agreement.

Index

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net loss per share: Net loss attributable to common stockholders for the three months ended June 30, 2012 was $(5.1) million or $(0.17) per share, on a basic and diluted basis, as compared to a net loss of $(6.4) million, or $(0.21) per share, on a basic and diluted basis, for the three months ended June 30, 2011. The net loss for the three months ended June 30, 2012 included a $(0.8) million or $(0.03) per share charge for non-cash stock-based compensation expense as compared to $(0.5) million or $(0.02) per share for the same period of 2011.

Revenue: We recognized total revenue of $1.8 million for the three months ended June 30, 2012 as compared to total revenue of $4.6 million for the three months ended June 30, 2011. The decrease in revenue was primarily due to no Treximet royalty revenue for the three months ended June 30, 2012 as compared to 2011, offset slightly by an increase in VIMOVO royalty revenue. In November 2011, under a Purchase Agreement with CII, we sold our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

Research and development: Research and development expenses decreased by $3.4 million to $2.9 million for the three months ended June 30, 2012 as compared to the same period of 2011. Direct development costs for the PA program decreased by $3.6 million to $1.8 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended June 30, 2012 as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $0.7 million to $4.1 million for the three months ended June 30, 2012 as compared to the same period of 2011. The decrease was due primarily to decreases in non-personnel costs, as compared to the same period of 2011. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $73,000 and $46,000 for the three months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net loss per share: Net loss attributable to common stockholders for the six months ended June 30, 2012 was $(13.5) million or $(0.45) per share, on a basic and diluted basis, as compared to a net loss of $(12.1) million, or $(0.40) per share, on a basic and diluted basis, for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2012 included a $(1.5) million or $(0.05) per share charge for non-cash stock-based compensation expense as compared to $(1.0) million or $(0.03) per share for the same period of 2011.

Revenue: We recognized total revenue of $3.1 million for the six months ended June 30, 2012 as compared to total revenue of $9.0 million for the six months ended June 30, 2011. The decrease in revenue was primarily due to no Treximet royalty revenue for the six months ended June 30, 2012 as compared to 2011, offset slightly by an increase in VIMOVO royalty revenue. In November 2011, under a Purchase Agreement with CII, we sold our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

Research and development: Research and development expenses decreased by $5.2 million to $7.0 million for the six months ended June 30, 2012 as compared to the same period of 2011. Direct development costs for the PA program decreased by $5.3 million to $4.7 million, primarily due to the completion of clinical trial activities and other product development activities during the six months ended June 30, 2012 as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses increased by $0.6 million to $9.7 million for the six months ended June 30, 2012 as compared to the same period of 2011. The increase was due primarily to the increase of personnel and legal costs, as compared to the same period of 2011. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $141,000 and $115,000 for the six months ended June 30, 2012 and 2011, respectively.

Index

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2012. Our effective tax rate was 0% for the six month period ended June 30, 2012. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The Tax Reform Act of 1986, or the Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards (following certain ownership changes, as defined by the Act) that could limit our ability to utilize these carryforwards. We have experienced various ownership changes, as defined by the Act, as a result of, among other reasons, past financings. Accordingly, our ability to utilize the aforementioned carry forwards may be limited. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these carry forwards for federal and state income tax purposes.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the six months ended June 30, 2012 and 2011, there were no such interest and penalties.

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents, along with short-term investments, totaled $95.3 million, a decrease of $24.3 million compared to December 31, 2011. The decrease in cash was primarily due to early January 2012 payment for the late December 2011 purchase of $5.8 million of short term investments, payment of cash expenses, payment of accrued compensation costs of $2.2 million, payment of accrued contract costs of $2.0 million for the PA32540 studies, and a reduction in accounts payable of $1.7 million. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

Because certain holdings in the managed account have maturities longer than three months, we have classified these holdings as short-term investments in our balance sheets and accounting principles require reporting such investments at fair value. Any difference between fair value and cost is reported in the stockholders’ equity section of our financial statements as comprehensive income or loss.

We received $2.9 million in operating cash during the six months ended June 30, 2012 pursuant to the terms of our collaboration agreement with AstraZeneca and Desitin. In addition, our balance sheet included a $1.3 million accounts receivable for royalties under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $23.7 million and $10.9 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Net cash used in investing activities during the six months ended June 30, 2012 totaled $30.2 million, and net cash provided by investing activities for the six months ended June 30, 2011 totaled $12.5 million reflecting investing activities associated with the purchase and sale of short-term investments. Cash required for our operating activities during 2012 is projected to increase from our 2011 requirements as a result of increased development and pre-commercialization activities. During the six months ended June 30, 2012 and June 30, 2011 we recorded non-cash stock-based compensation expense of $1.5 million and $1.0 million, respectively, associated with the grant of stock options and restricted stock.

Index

As of June 30, 2012, we had $51.3 million in cash and cash equivalents and $44.0 million in short-term investments. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate.

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

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

●	the number and progress of our clinical trials and other trials and studies;

●	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

●	the success of our existing collaborations and our ability to establish additional collaborations;

●	costs incurred in pre-commercialization activities for our products;

●	the extent to which we acquire or invest in businesses, technologies or products;

●	costs incurred to enforce and defend our patent claims and other intellectual rights;

●	our ability to negotiate favorable terms with various contractors assisting in our trials and studies; and

●	costs incurred in the defense of our VIMOVO patent against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our and AstraZeneca’s patents.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our management’s report on internal control over financial reporting procedures (as defined in Rule 13a-15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of the Annual Report on Form 10-K and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  We are awaiting the Federal Circuit’s decision in the other appeals.

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

Index

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the cases against Lupin and Anchen (described below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent and U.S. Patent No. 5,900,424, or the '424 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

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

We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $88.1 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Index

Our  primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. We may also receive milestone and royalty payments under our agreements with Cilag and Desitin.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and intends to follow the FDA’s suggestion that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

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

Index

Litigation Relating to Treximet

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  We are awaiting the Federal Circuit’s decision in the other appeals.

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

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the cases against Lupin and Anchen (see below).

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged

Index

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. Initial claim construction positions have been exchanged.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., Cilag and Desitin for the development and commercialization of MT 400 in certain countries outside the U.S., and a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. Additionally, GSK, AstraZeneca and Desitin have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK, AstraZeneca or Desitin must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of an application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. For example, in February, 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards. The FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company has since submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. The FDA is expected to review such materials and provide a written response as to whether the Company has sufficient data in totality to establish a clinical and pharmacological bridge between the product and EC aspirin 325 mg. In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA 32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

Index

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

Index

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

Index

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

Index

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

Our operating expenses for the six months ended June 30, 2012 totaled $16.7 million, including non-cash compensation expense of $1.5 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2009 through 2011, our average annual operating expenses (including average non-cash deferred compensation of $3.7 million) were $43.8 million ($41.9 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of June 30, 2012, we had an aggregate of $95.3 million in cash, cash equivalents and short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth.

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

Index

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

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;
•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;
•	published reports by securities analysts;
•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates, including PA32540;
•	commercial success of VIMOVO and our other product candidates in the marketplace once approved;
•	governmental regulation, including reimbursement policies;
•	developments in patent or other proprietary rights;
•	developments in our relationships with collaborative partners;
•	announcements by our collaborative partners regarding our products or product candidates;
•	developments in new or pending litigation;
•	public concern as to the safety and efficacy of our products; and
•	general market conditions.

Index

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through July 24, 2012, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 4. Mine Safety Disclosure

Not Applicable.

Index

6. Exhibits

Exhibit Number	Description
10.1	License and Development Agreement, dated as of May 2, 2012, by and between POZEN Inc. and Desitin Arzneimittel GmbH. * †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 (iii) Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (iv) Notes to the Financial Statements.

* Filed herewith.

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

August 8, 2012	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 8, 2012	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 8, 2012	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1	License and Development Agreement, dated as of May 2, 2012, by and between POZEN Inc. and Desitin Arzneimittel GmbH. * †
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 (iii) Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (iv) Notes to the Financial Statements.

* Filed herewith.

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.