Form 10-Q
period 2012-09-30
POZEN INC /NC
filed 2012-11-09
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2012 was 30,308,928.

POZEN Inc.
FORM 10-Q

For the Nine Months Ended September 30, 2012

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,674,396	$104,990,723
Short-term investments	43,602,740	14,629,416
Accounts receivable	940,000	1,130,000
Prepaid expenses and other current assets	737,135	700,326

Total current assets	93,954,271	121,450,465
Property and equipment, net of accumulated depreciation	83,475	102,910
Total assets	$94,037,746	$121,553,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505,973	$2,269,271
Payable for unsettled investment purchase	-	5,752,735
Accrued compensation	1,709,735	2,168,341
Accrued expenses	2,018,786	3,577,606
Accrued contract costs	-	2,029,878
Deferred revenue	257,300	257,300
Total current liabilities	4,491,794	16,055,131

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,248,953 and 29,975,175 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	30,249	29,975
Additional paid-in capital	183,298,081	180,073,755
Accumulated other comprehensive loss	(345)	(17,641)
Accumulated deficit	(93,782,033)	(74,587,845)
Total stockholders’ equity	89,545,952	105,498,244
Total liabilities and stockholders’ equity	$94,037,746	$121,553,375

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Royalty revenue	$940,000	$4,901,300	$3,497,000	$13,950,234
Licensing revenue	-	-	500,000	-

Total revenue	940,000	4,901,300	3,997,000	13,950,234

Operating expenses:
Selling, general and administrative	4,444,194	5,704,855	14,162,824	14,773,502
Research and development	2,256,450	6,284,488	9,234,964	18,467,690

Total operating expenses	6,700,644	11,989,343	23,397,788	33,241,192

Interest and other income	65,300	21,781	206,600	136,902

Loss before income tax expense	(5,695,344)	(7,066,262)	(19,194,188)	(19,154,056)
Income tax expense	-	-	-	-

Net loss attributable to common stockholders	$(5,695,344)	$(7,066,262)	$(19,194,188)	$(19,154,056)

Basic and diluted net loss per common share	$(0.19)	$(0.24)	$(0.64)	$(0.64)

Shares used in computing basic net loss per common share	30,084,315	29,915,347	30,019,165)	29,908,417

Comprehensive Loss	$(5,659,929)	$(7,065,359)	$(19,176,892)	$(19,184,478)

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(19,194,188)	$(19,154,056)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	33,721	29,301
Loss on sale of fixed assets	1,535	-
Bond premium amortization	1,213,375	757,971
Noncash compensation expense	1,987,922	1,694,438
Changes in operating assets and liabilities:
Accounts receivable	190,000	(862,574)
Prepaid expenses and other current assets	(36,809)	1,123,440
Payable for unsettled investment purchase	(5,752,735)	-
Accounts payable and other accrued expenses	(5,810,602)	(661,563)
Deferred revenue	-	257,300

Net cash used in operating activities	(27,367,781)	(16,815,743)

Investing activities
Purchase of equipment	(15,821)	(46,749)
Purchase of short-term investments	(30,169,403)	(17,148,597)
Maturity of short-term investments	-	37,499,000

Net cash (used in) provided by investing activities	(30,185,224)	20,303,654

Financing Activities
Proceeds from issuance of common stock	1,236,678	-
Net cash provided by financing activities	1,236,678	-
Net (decrease) increase in cash and cash equivalents	(56,316,327)	3,487,911
Cash and cash equivalents at beginning of period	104,990,723	31,232,083

Cash and cash equivalents at end of period	$48,674,396	$34,719,994

See accompanying Notes to Financial Statements.

Index

POZEN Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company is a pharmaceutical company committed to transforming medicine that transforms lives. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions and is now developing a portfolio of integrated aspirin therapies. Historically, the Company has entered into collaboration agreements to commercialize its product candidates and may continue to enter into such collaborations. The Company’s licensing revenues include upfront payments, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales.

We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will share our vision for the commercialization of the product. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 for both the U.S. and globally. Keelin Reeds is a global expert in assisting life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 which was filed on March 9, 2012 and is available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Index

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled approximately $2.0 million at September 30, 2012 and $5.6 million at December 31, 2011. The variance, at each of these ending periods, between the actual expenses incurred and the estimated accrued contract costs was not material or significant.

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

  In May 2012 the Company entered into a license agreement with Desitin Arzneimittel GmbH (Desitin), for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway.  Under the terms of the agreement, Desitin made a non-refundable, initial upfront payment of $0.5 million to the Company, to be followed by potential milestone payments related to the development and launch of MT 400 in specified countries of the territory totaling an additional aggregate amount equal to $2.5 million.  These milestone payments are considered substantive and will be recognized in the period of completion of the related event. The Company will also receive a double digit royalty on net sales of MT 400 that increases based on annual sales volume. Desitin will be responsible for the manufacturing, development and commercialization of MT 400 in the territory.

In reviewing the terms of the executed agreement and considering the provisions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), 605-25, Multiple Element Arrangements, we concluded that our involvement in the collaboration is limited to specific information transfers in connection with the license which were completed during the same quarter the agreement was entered into. We believe that future participation in the collaboration represents a right and a governance role only, rather than a substantive performance obligation. The Company’s future participation in a Steering Committee established by the agreement will be to monitor the partner’s development program progress and to ensure the partner’s compliance under the agreement.  The Company has no obligation to conduct any development activities for the product licensed to Desitin. As such, the Company has determined the license is the only deliverable in the arrangement.  Since the license was delivered in the second quarter, the initial upfront payment of $0.5 million was recognized.

There were no development revenues received during the nine months ended September 30, 2012 and 2011.

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO ® (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the three and nine months ended September 30, 2012, the Company recognized $0.9 million and $3.5 million, respectively, for VIMOVO royalty revenue. During the three and nine months ended September 30, 2011, the Company recognized royalty revenue of $0.8 million and $1.7 million for VIMOVO, respectively, and $4.1 million and $12.2 million, respectively, for Treximet prior to the sale of royalty described below.

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

Index

Investments— Short-term investments consist primarily of United States government and government agency obligations, and corporate fixed income securities. The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Under the Company’s investment policy, investments that have a maturity of greater than three months and less than one year are classified as short-term, are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive loss. Security purchases and sale transactions are recorded on a trade date. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable equity investments are evaluated, on an on-going basis, for market impairment. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. For the three months ended September 30, 2012 and 2011, the Company had $500,400 and $203,800 respectively, of interest, and other income. For the nine months ended September 30, 2012 and 2011, the Company had $1,420,000 and $894,900, respectively, of interest and other income. As of September 30, 2012 and December 31, 2011, there were no investments in a significant unrealized loss position.

Short-term investments consisted of the following as of September 30, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	43,603,085	4,500	(4,845)	43,602,740
Total short-term investments	$43,603,085	$4,500	$(4,845)	$43,602,740

Short-term investments consisted of the following as of December 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury, agency & Int’l securities	$—	$—	$—	$—
Corporate notes	14,646,041	944	(17,569)	14,629,416
Total short-term investments	$14,646,041	$944	$(17,569)	$14,629,416

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of September 30, 2012, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at September 30, 2012.

The following table sets forth our financial instruments carried at fair value as of September 30, 2012 and December 31, 2011:

	Financial Instruments
	Carried at Fair Value
	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$48,674,396	$104,990,723
Short-term investments	43,602,740	14,629,416
Total cash and investments	$92,277,136	$119,620,139

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of September 30, 2012:

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$48,674,396	$—	$—	$48,674,396
Short-term investments	—	43,602,740	—	43,602,740
Total cash and investments	$48,674,396	$43,602,740	$—	$92,277,136

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

Index

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $345 of net accumulated unrealized losses on its investments at September 30, 2012 and $17,641 of net accumulated unrealized losses at December 31, 2011.

Comprehensive loss consists of the following components for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(5,695,344)	$(7,066,262)	$(19,194,188)	$(19,154,056)
Change in unrealized gain on marketable securities	35,415	903	17,296	(30,422)
Total comprehensive loss	$(5,659,929)	$(7,065,359)	$(19,176,892)	$(19,184,478)

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

A summary of all stock awards as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance- Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at December 31, 2011	4,157	635	514	5,306
2012 grants	400	—	221	621
2012 exercises	(239)	—	(35)	(274)
2012 forfeitures	(267)	(27)	(2)	(296)

Awards outstanding at September 30, 2012	4,051	608	698	5,357

Our statements of comprehensive loss for the three and nine months ended September 30, 2012 and September 30, 2011 include the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$36,603	$118,475	$326,458	$334,540
General and administrative	457,841	551,817	1,661,464	1,359,898

Operating expense	494,444	670,292	1,987,922	1,694,438
Tax benefit	-	-	-	-
Net expense	$494,444	$670,292	$1,987,922	$1,694,438

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.5 years was $4.3 million at September 30, 2012.

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

Index

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2012 and 2011 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected volatility	*	71.2-72.1%	68.0-72.3%	70.8-72.1%
Expected dividends	*	0%	0%	0%
Expected terms	*	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	*	1.30-1.95%	0.91-1.33%	1.30-2.68%

   * No grants were issued during the three months ended September 30, 2012.

For the three and nine months ended September 30, 2012 and 2011, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six year period. For the three and nine months ended September 30, 2012 and 2011, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six year U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2012 and 2011 was based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

Index

A summary of the time-based stock awards as of September 30, 2012 and changes during the nine months ended September 30, 2012 are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2011	4,157	$8.09	4.3	$54
Granted	367	4.72
Exercised	-	-
Forfeited or expired	(187)	5.27
Outstanding at March 31, 2012	4,337	7.93	5.8	1,955
Exercisable at March 31, 2012	3,014	9.17	4.4	522
Vested or expected to vest at March 31, 2012	4,139	7.59	4.4	1,888
Granted	33	6.58
Exercised	(30)	5.18
Forfeited or expired	(70)	10.12
Outstanding at June 30, 2012	4,270	7.90	5.6	2,331
Exercisable at June 30, 2012	2,972	9.13	4.3	730
Vested or expected to vest at June 30, 2012	4,084	$7.90	4.3	$2,230
Granted	-	-
Exercised	(209)	5.18
Forfeited or expired	(10)	4.30
Outstanding at September 30, 2012	4,051	8.05	4.9	2,782
Exercisable at September 30, 2012	2,779	9.42	4.3	752
Vested or expected to vest at September 30, 2012	3,860	8.05	4.9	2,651

Unrecognized stock-based compensation expense, expected to be recognized over an estimated weighted-average amortization of 2.0 years, was $2.8 million at September 30, 2012. The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine months ended September 30, 2012 and 2011 was equal to the market price of the underlying common stock on the grant date. The fair value of shares vested during the nine months ended September 30, 2012 and 2011 were $2.8 million and $3.0 million, respectively.

Restricted Stock and Restricted Stock Units

For the three and nine months ended September 30, 2012, the Company recognized $291,600 and $716,000, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of September 30, 2012, and changes during the three and nine months ended September 30, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2011	514	$5.30
Granted	191	4.72
Vested and released	—	—
Forfeited or expired	(2)	2.26

Restricted stock outstanding at March 31, 2012	703	5.15
Granted	30	6.59
Vested and released	(35)	4.68
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2012	698	$5.23
Granted	—	—
Vested and released	—	—
Forfeited or expired	—	—
Restricted stock outstanding at September 30, 2012	698	$5.23

Index

As of September 30, 2012 there was an aggregate $1.5 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $207,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $313,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $201,000 unrecognized compensation expense related to unvested restricted stock units under the  2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26, $656,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72 and  $136,000 unrecognized compensation expense related to unvested restricted stock units under the June 2012 award of 30,000 restricted stock units with a grant-date per-share fair value of $6.59.

There were 523,962 unvested restricted stock units outstanding at September 30, 2012. There were 208,755 unvested restricted stock units outstanding at September 30, 2011. The total fair value of restricted stock that vested during the nine months ended September 30, 2012 was $0.5 million.

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

On October 1, 2011, pursuant to an incentive program (the “PA incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock.  The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. During the three months ended September 30, 2012, revisions were made to the planned PA32540 NDA submission and therefore, certain performance criteria were no longer believed to be probable. As such, prior expense associated with this grant was reversed. A summary of the performance-based stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, are as follows:

Index

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2011	635	$5.77
Granted	—	—
Exercised	—	—
Forfeited or expired	(27)	14.45

Performance-based outstanding at September 30, 2012	608	$5.93

As of September 30, 2012, there was $717,000 of unrecognized compensation expense related to performance-based awards granted under the PA incentive program and no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 180,700 vested performance-based options outstanding at September 30, 2012. There were 27,300 awards forfeited during the nine months ended September 30, 2012. No performance-based awards were exercised during the three and nine months ended September 30, 2012. At September 30, 2012, the performance-based options had an intrinsic value of $1.9 million and a remaining contractual life of 8.1 years.

Net Loss Per Share— Basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2012 and 2011. During the three and nine months ended September 30, 2012 and 2011, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	30,084,315	29,915,347	30,019,165	29,908,417
Effect of dilutive employee and director awards	-	-	-	-
Diluted weighted-average shares outstanding and assumed conversions	30,084,315	29,915,347	30,019,165	29,908,417

Rights Plan/Series A Junior Participating Preferred Stock— In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with Broadridge Corporation (formerly StockTrans, Inc.), as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing POZEN’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determines that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00 for each one one-thousandth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors.

Index

At September 30, 2012 shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,695,978
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,356,619
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total reserved	7,142,597

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $175.5 thousand at September 30, 2012.

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

Contingencies— We and GSK have received Paragraph IV Notice Letters from Par Pharmaceuticals Inc. (“Par”), Alphapharm Pty Ltd. (“Alphapharm”), Teva Pharmaceuticals USA (“Teva”), and Dr. Reddy’s Laboratories, Inc. (“ Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Pharmaceuticals (“Mylan”) had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court rule which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

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

On November 23, 2011, the Company entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO. We have incurred an aggregate of $15.7 million, in legal fees through the end of nine months ended September 30, 2012. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and in the United States, we intend to find a commercial partner who will share our vision for commercialization of the products. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions.

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

Index

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011, we entered into a purchase and sale agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc. or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s and our patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, the Company does not plan to conduct any further bioequivalence studies with PA32540. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently, PA8140).  The Company is conducting this study with the low dose version against the EC aspirin 81 mg, and plans to submit these results and other supporting data in the NDA.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.  During the Type A meeting held in August 2012, the FDA confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin monograph.

Index

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140.  The Company anticipates that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. .  The Company has no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013.The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and our chief commercial officer is evaluating the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA containing 650 mg of enteric coated aspirin and 20 mg of omeprazole (PA65020) for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. The FDA advised us that we will need to demonstrate a reduction in gastric ulcers compared to aspirin alone in a replicate Phase 3 program similar to that we performed for VIMOVO, in addition to a study to establish efficacy of the product in the treatment of osteoarthritis.

Index

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

 We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease.  The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary.  Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention.  However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2012, our accumulated deficit was approximately $93.8 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 67% of our total operating expenses. For the nine months ended September 30, 2012, our research and development expenses represented approximately 39% of our total operating expenses.

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

Index

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, our chief commercial officer is evaluating the commercial opportunities for these product candidates and developing a worldwide commercial strategy, which enable us to conduct pre-commercialization activities prior to licensing our products to commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $6.2 million for the nine months ended September 30, 2012 and $18.5 million for the nine months ended September 30, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.6 million for the nine months ended September 30, 2012 and $2.5 million for the nine months ended September 30, 2011.Total compensation included a $0.3 million and $0.3 million charge for non-cash compensation for stock option expense for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Other research and development department costs were $0.4 million and $0.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court rule which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

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

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and our outstanding patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of the end September 2012, VIMOVO has been filed for regulatory approval in 79 countries, approved in 61 countries and commercially launched in 40 countries.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, the Company does not plan to conduct any further bioequivalence studies with PA32540. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently, PA8140).  The Company  is conducting this study with the low dose version against the EC aspirin 81 mg, and plans to submit these results and other supporting data in the NDA.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.  During the Type A meeting held in August 2012, the FDA has confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin monograph.

Index

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013. The Company is also assessing what additional development activities with respect to PA8140 will be required and the costs associated with such activities.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and our chief commercial officer is evaluating the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We may to conduct further studies for these and other PA indications when adequate funds are available.

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease.  The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary.  Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention.  However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

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

We incurred direct development costs associated with the development of our PA program of $6.1 million during the nine months ended September 30, 2012. We incurred total direct development cost of $63.6 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court rule which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and our outstanding patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

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

On September 30, 2012 we accrued $940,000 of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Index

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

Index

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

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net loss per share: Net loss attributable to common stockholders for the three months ended September 30, 2012 was $(5.7) million or $(0.19) per share, on a basic and diluted basis, as compared to a net loss of $(7.1) million, or $(0.24) per share, on a basic and diluted basis, for the three months ended September 30, 2011. The net loss for the three months ended September 30, 2012 included a $(0.5) million or $(0.02) per share charge for non-cash stock-based compensation expense as compared to $(0.7) million or $(0.02) per share for the same period of 2011.

Revenue: We recognized total revenue of $0.9 million which consisted only of VIMOVO royalty for the three months ended September 30, 2012 as compared to total revenue of $4.9 million which consisted of $4.1 Treximet royalty and $0.8 million VIMOVO royalty for the same period of 2011. In November 2011, under a Purchase Agreement with CII, we sold our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

Research and development: Research and development expenses decreased by $4.0 million to $2.3 million for the three months ended September 30, 2012 as compared to the same period of 2011. Direct development costs for the PA program decreased by $3.8 million to $1.4 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended September 30, 2012 as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $1.3 million to $4.4 million for the three months ended September 30, 2012 as compared to the same period of 2011. The decrease was due primarily to decreases in non-personnel costs, as compared to the same period of 2011. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $65,300 and $21,800 for the three months ended September 30, 2012 and 2011, respectively, and consists primarily of interest earned on short-term investments.

Index

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net loss per share: Net loss attributable to common stockholders for the nine months ended September 30, 2012 was $(19.2) million or $(0.64) per share, on a basic and diluted basis, as compared to a net loss of $(19.2) million, or $(0.64) per share, on a basic and diluted basis, for the nine months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 included a $(2.0) million or $(0.07) per share charge for non-cash stock-based compensation expense as compared to $(1.7) million or $(0.06) per share for the same period of 2011.

Revenue: We recognized total revenue of $4.0 million for the nine months ended September 30, 2012 as compared to total revenue of $14.0 million for the nine months ended September 30, 2011. The decrease in revenue was primarily due to no Treximet royalty revenue for the nine months ended September 30, 2012 as compared to 201l. In November 2011, under a Purchase Agreement with CII, we sold our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

Research and development: Research and development expenses decreased by $9.2 million to $9.2 million for the nine months ended September 30, 2012 as compared to the same period of 2011. Direct development costs for the PA program decreased by $9.1 million from the prior year’s $15.2 million to the current year’s $6.1 million, primarily due to the completion of clinical trial activities and other product development activities during the nine months ended September 30, 2012 as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $0.6 million to $14.2 million for the nine months ended September 30, 2012 as compared to the same period of 2011. The decrease was due primarily to the decrease of commercial and business development activities, as compared to the same period of 2011. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $206,600 and $136,900 for the nine months ended September 30, 2012 and 2011, respectively, and consists primarily of interest earned on short-term investments.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2012. Our effective tax rate was 0% for the nine month period ended September 30, 2012. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2009. However, the loss carryforwards generated prior to 2009 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

The Internal Revenue Service (IRS) recently completed an examination of our U.S. federal tax return for the 2008 tax year. No changes were made as a result of the audit, and the 2008 tax year is now effectively settled. However, the IRS still reserves the right to audit the U.S. federal tax returns for any open tax years.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine months ended September 30, 2012 and 2011, there were no such interest and penalties.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents, along with short-term investments, totaled $92.3 million, a decrease of $27.3 million compared to December 31, 2011. The decrease in cash was primarily due to early January 2012 payment for the late December 2011 purchase of $5.8 million of short term investments, payment of cash expenses, payment of accrued compensation costs of $2.2 million, payment of accrued contract costs of $2.0 million for the PA32540 studies, and a reduction in accounts payable of $1.8 million. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

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

We received $4.2 million in operating cash during the nine months ended September 30, 2012 pursuant to the terms of our collaboration agreement with AstraZeneca and Desitin. In addition, our balance sheet included a $0.9 million accounts receivable for royalties under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $27.4 million and $16.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Net cash used in investing activities during the nine months ended September 30, 2012 totaled $30.2 million, and net cash provided by investing activities for the nine months ended September 30, 2011 totaled $20.3 million reflecting investing activities associated with the purchase and sale of short-term investments. Cash required for our operating activities during 2012 is projected to increase from our 2011 requirements as a result of increased development and pre-commercialization activities. During the nine months ended September 30, 2012 and September 30, 2011 we recorded non-cash stock-based compensation expense of $2.0 million and $1.7 million, respectively, associated with the grant of stock options and restricted stock.

As of September 30, 2012, we had $48.7 million in cash and cash equivalents and $43.6 million in short-term investments. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any clinical milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate.

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

Index

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

Subsequent Events

On November 1, 2012, the Company and Dr. Tomas Bocanegra, Executive Vice President, Development of the Company, entered into a Severance Agreement (the "Agreement")  in connection with Dr. Bocanegra's retirement from POZEN on October 31,2012. In connection with entering into the Agreement, effective November 1, 2012, the Executive Employment Agreement, dated as of July 5, 2011, by and between the Company and Dr. Bocanegra, has been terminated. The material terms of the Agreement were as follows:  the Company will pay Dr. Bocanegra a total of $147,412 (less applicable withholdings), payable in nine (9) bimonthly installments of $16,379.16 (less applicable withholdings) each, beginning on November 15, 2012 and ending on March 15, 2013; the Company will pay Dr. Bocanegra a total of $219,829.24 (less applicable withholdings) as a 2012 bonus payment, payable in a lump sum on the first regularly scheduled payroll date in March 2013; and Dr. Bocanegra has waived and released any and all claims against the Company.

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

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court rule which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and our outstanding patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

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

We have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $93.8 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

Index

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

The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our on-going Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future. Further, changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believed that the results demonstrated bioequivalence, but the FDA did not agree. However, the FDA did agree that the results from this Phase 1 study, together with additional information that will be submitted by the Company in the NDA for the product, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg

As another example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently. The FDA has recently made several changes to the omeprazole label that relate, in part, to the agency’s concern regarding certain reported adverse events in patients taking long term PPI such as omeprazole. For example, with VIMOVO, in Dosage and Administration, the label states to use the lowest effective dose for the shortest duration consistent with individual patient treatment goals. There is a risk that further omeprazole safety issue may arise in the future that could impact FDA’s benefit/risk assessment of the dose or duration of PPI in subjects requiring long-term PPI use.

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

Litigation Relating to Treximet

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court rule which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and our outstanding patent litigation against Sun pending in the United States District Court for the Eastern District of Texas.

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

Index

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. Under the Purchase Agreement with CII, CII will receive the proceeds, if any, from our litigation regarding Treximet. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, and Anchen, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO . We and AstraZeneca filed suit against Dr. Reddy’s, Lupin and Anchen in the United States District Court for the District of New Jersey.

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

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and have decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage. To that end, our chief commercial officer is evaluating the commercial opportunities for these product candidates and to developing a worldwide commercial strategy, which includes developing internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We cannot guarantee that we would have sufficient resources to develop such internal capabilities or would be able to hire the qualified sales and marketing personnel we would need.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are in the litigation against Sun or other companies who may file ANDAs for Treximet, such companies could market a generic version of the product prior to the expiration of our patents. In addition, we and AstraZeneca have received Paragraph IV Notice Letters from Dr. Reddy’s, Lupin and Anchen informing us that they had filed ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of our and AstraZeneca’s patents and have filed suit against them in the United States District Court for the District of New Jersey.

In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

Index

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

In the future, we may need to raise additional funds to execute our business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

•	the progress of our research and development programs;
•	the progress of preclinical studies, clinical and other testing or the need conduct additional trials, studies or other testing;
•	the time and cost involved in obtaining any regulatory approvals;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	the timing of our receipt, if any, of milestone payments and royalties under collaborative agreements;
•	the effect of changes and developments in, or termination of, our collaborative, license and other relationships;
•	the terms and timing of any additional collaborative, license and other arrangements that we may establish; and
•	our ability to conduct pre-commercialization activities for our products and to arrange for the commercialization of our product candidates.

Our operating expenses for the nine months ended September 30, 2012 totaled $23.4 million, including non-cash compensation expense of $2.0 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2009 through 2011, our average annual operating expenses (including average non-cash deferred compensation of $3.7 million) were $43.8 million ($41.9 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of September 30, 2012, we had an aggregate of $92.3 million in cash, cash equivalents and short-term investments. Our operating expenses for 2012 and 2013 may exceed the net level of our operating expenses in 2011, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and our planned level of business activities, through 2012. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital. Additionally, if we decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, including John G. Fort, M.D., Chief Medical Officer, William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or Elizabeth A. Cermak, Executive Vice President and Chief Commercial Officer, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

Although we do not have sales and marketing experience, we are currently evaluating the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We have decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and  our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will share our vision for the commercialization of the products. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

•	developing our own commercial team or playing a role in the commercialization with a partner will be expensive and time-consuming and could result in high cash burn or reduced profitability;
•	failure to acquire sufficient or suitable personnel to establish, oversee, or implement our commercialization strategy;

Index

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

We have decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will share our vision for the commercialization of the products.  Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercial opportunities for our future products ourselves or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through October 24, 2012, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Index

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
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 (iii) Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (iv) Notes to the Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

November 9, 2012	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 9, 2012	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 9, 2012	By:	/s/ JOHN E. BARNHARDT
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
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 (iii) Statements of Cash Flows for the three and six months ended September 30, 2012 and 2011 (iv) Notes to the Financial Statements.