Form 10-K
period 2012-12-31
POZEN INC /NC
filed 2013-03-07
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2012 was approximately $166,125,573. As of February 21, 2012, there were outstanding 30,346,861 shares of common stock.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities.  Our commercialization strategy for PA in the United States is to find a commercial partner who shares our vision for commercialization of the products. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to continue our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

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

Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our outstanding patent litigation concerning Treximet concerning Treximet against Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and our patent litigation against Sun Pharma Global FZE, or Sun, pending in the United States District Court for the Eastern District of Texas.

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

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone.  In May 2010, we had received a $20.0 million milestone payment when we received FDA Approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. As of December 2012, VIMOVO has been filed for regulatory approval in 80 countries, approved in 63 countries and commercially launched in 52 countries.

Our Principal Product Candidates

Our PA product candidates, containing a PPI and aspirin, have completed clinical development testing in the United States. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal, or UGI, toxicity, which vote supports the clinical design of the pivotal Phase 3 trials.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, was a significant reduction in the cumulative incidence of gastric ulcers following administration of PA32540 vs. 325 mg enteric-coated aspirin over the six-month treatment period. The primary endpoint was met in both studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking PA32540 compared to 325 mg enteric-coated aspirin. Reported adverse events were consistent with the trial population and the known adverse event profile of aspirin and omeprazole. The one-year, long-term safety study, which included approximately 379 subjects, was completed in 2012. Top-line results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components.

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, the Company does not plan to conduct any further bioequivalence studies with PA32540. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently, PA8140).  The Company conducted this study with the low dose version against the EC aspirin 81 mg. Based on predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin 81 mg using criteria for highly variable drugs and had comparable bioavailability.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery, or CABG, with treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.  During the Type A meeting held in August 2012, the FDA confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin monograph.

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

               Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013.

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

As part of our ongoing, evaluation of the commercial potential of our PA product candidates. We may also conduct further studies for these and other PA indications when adequate funds are available. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2012, our accumulated deficit was approximately $99.9 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 66% of our total operating expenses. For the fiscal year ended December 31, 2012, our research and development expenses represented approximately 38% of our total operating expenses.

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

•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and

•	The possible acquisition and/or in-licensing, and development of our product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer is evaluating the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enable us to conduct pre-commercialization activities prior to licensing these products to commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our Business Strategy

Our goal is to become a leading pharmaceutical company focused on developing medicines that can transform lives. The principal elements of our business strategy are to:

•
Utilize expected cash flow from licensed products to fund new product ideas that meet our internal criteria. We expect to utilize the cash and cash flows from VIMOVO and from the monetization of our royalties from Treximet to support the funding of development and pre-commercialization activities for our PA franchise of product candidates, as well as other new product concepts should we choose to move these product concepts into exploratory stage.

•
Develop and perform pre-commercialization activities for our portfolio of product candidates. We expect to focus a substantial portion of our efforts on the submission of the NDA for our PA32540 and PA8140 product candidates, enter into partner relationships for the continued development and commercialization of these product candidates and other unlicensed assets in the United States and other territories, and to control expenses consistent with the achievement of these goals. With respect to future products we may develop, we intend to continue our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

•
Build a product pipeline through innovation supplemented, if necessary, by in-licensing and acquisition.
Historically, we have built our product pipeline primarily through innovation, but we may also evaluate in-licensing and/or acquisition opportunities of select proprietary product candidates that exhibit distinct advantages over currently marketed products, as well as innovative combinations of products in convenient, therapeutically appropriate formulations.

•
Leverage development and commercialization efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted with third parties for product candidate testing, development, manufacturing and commercialization activities and plan to continue to do so for any future development and commercialization efforts.

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

We, along with GSK have received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, we and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, we filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Teximet litigation will control this litigation.

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

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. On February 27, 2013, we received written notice from Desitin that it was terminating the license agreement. There is no dispute among the parties, and we have been advised that reimbursement uncertainty was the basis for Desitin’s decision to terminate the Agreement. The Agreement will terminate, in accordance with its terms, ninety (90) days from our receipt of Desitin’s notice of termination.

Under the terms of the agreement, Desitin was the exclusive licensee for MT 400 in the licensed territory and was responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to the Company, which was to be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment totaled $3.0 million. The agreement would have expired on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin would have paid a double digit royalty on net sales of MT 400 that increased based on annual sales volume.

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

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2011, approximately 100 million prescriptions were dispensed for oral anti-arthritis NSAIDs for the management of pain. Prescription sales of oral anti-arthritis NSAIDs in the U.S. in 2011 were approximately $3.0 billion. In spite of their widespread use and apparent safety, according to the Agency for Healthcare Research and Quality Statistical Brief released in December 2008, in 2006, there were approximately 16,300 deaths and 246,000 hospitalizations with a primary diagnosis of upper gastrointestinal, or GI, bleeding. The most common underlying conditions of GI bleeding were gastric, duodenal, peptic, or gastroduodenal ulcers or perforations, conditions frequently associated with NSAID use. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO™ was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. As of the end December 2012, VIMOVO has been filed for regulatory approval in 80 countries, approved in 63 countries and commercially launched in 52 countries.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOCO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen Pharmaceuticals, Inc.,  informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a Pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

Cardiovascular Market Overview

Cardiovascular disease, or CVD, is a broad term used to describe a range of common diseases that affect the heart or blood vessels. Many common conditions fall under the definition of CVD, including coronary artery disease, heart attack, heart failure, high blood pressure and stroke. In fact, the term “cardiovascular disease” is often used interchangeably with heart disease because both terms refer to diseases of the heart of arteries. Despite recent advances in medical research, cardiovascular disease, including heart attack and stroke is still the leading killer of men and women in the United States. It is also the most costly cause of death in men and women in the United States, according to the American Heart Association, or AHA.

           An estimated 80 million American adults, or one in three, have one or more types of CVD, and 24 million have been identified as secondary prevention patients (post-event patients who have suffered one or more cardiovascular or cerebrovascular events). It is estimated that CVD causes one in every three deaths in the United States. Approximately every 25 seconds, someone in the United States suffers a coronary event with one related to death each minute.

Coronary artery disease is caused by atherosclerosis and often develops into angina pectoris and myocardial infarction (MI). The condition caused about 445,000 deaths in 2005 and remains the leading single cause of death in America today. Roughly 16.8 million have a history of MI and/or angina.

This year, approximately 785,000 American will have a new coronary attack, and approximately 470,000 will have a recurrent attack. It is estimated that an additional 195,000 silent myocardial incidents occur each year. Each year, approximately 795,000 people experience a new or recurrent stroke. Approximately 610,000 of these are first heart attacks, and 185,000 are recurrent attacks. On average, every 40 seconds, someone in the United States has a stroke. Direct and indirect costs related to the condition are projected to exceed $150 billion annually.

Aspirin therapy has become the standard of care for reducing an individual’s risk of a second heart attack or stroke. Studies have found that a daily aspirin regimen for people who have experienced a previous heart attack reduces the risk of a second heart attack by about one-third. Aspirin has been incorporated into the American Heart Association’s clinical guidelines for the secondary prevention of cardiovascular events. In accordance with these guidelines, approximately 24 million Americans should be taking aspirin for secondary prevention of cardiovascular events.

Although the CVD benefits of aspirin are well established, the use of aspirin is associated with the risk of upper gastrointestinal bleeding, or, UGIB. The use of aspirin is associated with a 2- to 4- fold increased risk of UGIB. In addition, aspirin use for CVD is an important cause of gastrointestinal bleeding-related death. The use of the proton pump inhibitors, or PPIs, such as omeprazole can significantly reduce the risk of upper gastrointestinal bleeding. The American College of Cardiology with the AHA issued a Clinical Expert Consensus in 2008 recommending PPIs as preferred agents for the therapy and prophylaxis of aspirin-associated gastrointestinal injury.

PA Program

As part of our PA program, we are exploring the development of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered issued patents including the same patent as VIMOVO, but we have retained all rights to this program through the clinical development and pre-commercialization stage.

Our initial PA product candidate, PA32540, has completed in clinical development in the United States. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007. The primary endpoint was gastrointestinal damage as measured by the Lanza scoring system used in our previous PN studies. The results were highly significant (p<0.001) with 10% of the PA group having Lanza 3 or 4 gastrointestinal damage, whereas 57.5% of the EC aspirin group had this level of gastrointestinal damage during the 28 day study. We also completed a second proof of concept study with PA32520 as compared to 81 mg of EC aspirin. These results confirmed the earlier levels of gastric damage as measured by Lanza scoring at about 10% for PA32520. While these results in the second study were numerically different between treatment groups, they did not achieve statistical significance from the results obtained with 81mg EC aspirin (21%). After reviewing these data, we decided to increase the dose of omeprazole to 40 mg per tablet and conduct an additional 28 day Phase 1 study using the formulation containing 40 mg of immediate release of omeprazole and 325 mg of aspirin (PA32540) compared to 325 mg EC aspirin. Topline results from this study indicate a highly significant (P=0.003) reduction in gastrointestinal damage with the higher strength PA32540 tablet as compared with 325 mg EC aspirin (2.5% vs. 27.5% grade 3 or 4 Lanza scores, respectively). Additionally, 75% of subjects treated with the PA32540 tablet showed no gastrointestinal damage at all, whereas < 50% of subjects treated showed no gastrointestinal damage at all with the PA32520 tablet. An IND for the product was filed in the fourth quarter of 2007 and we met with the FDA in July 2007 to discuss the overall development program requirements. We have completed a study which demonstrated that the salicylic acid (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. In June 2008, we filed an SPA with the FDA for our pivotal Phase 3 trials for PA32540, the primary endpoint for which is the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs and in February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal (UGI) toxicity, which vote supports the clinical design of the pivotal Phase 3 trials evaluating PA32540.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA.  Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards.  After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, the Company does not plan to conduct any further bioequivalence studies with PA32540. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently, PA8140).  The Company has conducted this study with the low dose version against the EC aspirin 81 mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin mg using criteria for highly variable drugs and has comparable bioavailability.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540.  Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year.  The Company believes that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications.  The Company intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.  During the Type A meeting held in August 2012, the FDA has confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013.

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

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we have completed two Phase 1 drug-drug interaction study to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. No further Phase 1 studies on the clopidogrel-PPI interaction are planned. FDA assessment of available data on the drug-drug interaction may result in the inclusion of a warning, similar to that in the current Prilosec, label against the concomitant use of PA32540 and Plavix.

We are also continuing to evaluate how best to commercialize the PA product candidates and programs and our chief commercial officer is evaluating the commercial opportunities for these product candidates. We may also conduct both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication, including the commercial potential of such a product. We may to conduct further studies for these and other PA indications when adequate funds are available.

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease.  The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary.  Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention.  However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development and, if we partner the products after completion of the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us than we had licensed the product candidates at an earlier stage in development.

We incurred direct development costs associated with the development of our PA program of $7.4 million during the fiscal year ended December 31, 2012. We incurred total direct development cost of $64.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On December 31, 2012 we accrued $1.4 million of VIMOVO royalty revenue, which was subsequently received. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged.  The case has been consolidated with the case against Lupin, and Anchen. (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, The District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On September 19, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

Desitin Arzneimittel GmbH (Desitin)

On May 4, 2012, we entered into a license agreement with Desitin for the exclusive development and commercialization of MT 400 in 27 countries of the European Union, as well as Switzerland and Norway. On February 27, 2013, we received written notice from Desitin that it was terminating the license agreement. There is no dispute among the parties, and we have been advised that reimbursement uncertainty was the basis for Desitin’s decision to terminate the Agreement. The Agreement will terminate, in accordance with its terms, ninety (90) days from our receipt of Desitin’s notice of termination.

Under the terms, of the agreement, Desitin made a non-refundable, initial upfront payment of $0.5 million to us to be followed by potential milestone payments related to the development and launch of MT 400 in specified countries of the territory totaling an additional aggregate amount equal to $2.5 million. We would have received a double digit royalty on net sales of MT 400 that increased based on annual sales volume. Desitin was to have been responsible for the manufacturing, development and commercialization of MT 400 in the territory.

The agreement unless earlier terminated, would have expired on a country-by- country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country. Either party had the right to terminate upon the insolvency or bankruptcy of the other party, an event of force majeure, or any material breach of agreement by the other party, if the breaching party had not cured the breach within sixty (60) days after written notice to cure had been given by the non-breaching party. In addition, the Company could have terminated the agreement upon thirty (30) days written notice if Desitin took any action to impair our intellectual property rights and, if such action was capable of cure, was not cured within sixty (60) days of receipt of notice from us of such act and our intention to terminate, or Desitin ceased to be in the business of marketing pharmaceutical products in the territory. Desitin could have terminated the agreement in its entirety for any reason upon ninety (90) days’ written notice to us. In addition, Desitin would have been deemed to have terminated its rights in specified countries of the territory if it failed to take certain actions to obtain marketing authorization in such countries, or it failed to obtain reimbursement or pricing approvals adequate to sell the product at an acceptable price. If the agreement was terminated by us for Desitin’s uncured breach, Desitin’s insolvency or bankruptcy, or an event of force majeure, or Desitin terminated the agreement at will Desitin would have transfered MT400 all rights, including marketing authorizations and pending regulatory filings, back to us. Desitin would have also granted us a license to use the trademark for MT400 in the territory, at our request, assigned to us third party agreements relating to MT 400, and negotiated in good faith the terms of an agreement to supply MT 400 to us for a specified period. In the event that Desitin terminated the agreement with respect to certain specified countries as described above, Desitin would have assigned any marketing authorizations and pending regulatory filings to us upon our reimbursement of any fees paid by Desitin to regulatory authorities in the terminated countries and would have suppled us with bulk MT 400 for sale in the terminated countries on terms specified in the agreement and on other terms to be negotiated in good faith at the time of termination. We would have had a perpetual, royalty-free, exclusive license (except to the extent that Desitin retained rights required to practice the licenses granted to it under the agreement) to use the data, regulatory dossier, and manufacturing know-how generated by Desitin during its conduct of the development program for MT 400 outside of Desitin’s territory and in any country in which Desitin’s rights had been terminated during the term and following any expiration or termination; subject to Desitin’s right to supply MT 400 to us and our licensees as set forth in the agreement.

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

The competition for VIMOVO comes from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPACTM ) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.9 billion in 2011, of which 62% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

Competition for PA Products

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

We have issued U.S. patents and pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our marketed products and product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

MT 400/Treximet

We have four issued U.S. patents and one pending U.S. application with claims relating to methods, compositions and therapeutic packages involving the use of certain NSAIDs and 5-HT receptor agonists in treating patients with migraine. Outside of the U.S., we have issued patents in Australia, Canada, Europe, Hong Kong and Japan. The expected expiration date of the issued patents relating to MT 400 is August 14, 2017. We expect that patents issued from pending patents related to MT 400 will also expire in August 2017.

Oppositions were filed against the issued European patent in October 2005 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. We filed a response to these oppositions and the Opposition Division of the European Patent Office called for oral proceedings. During the oral proceedings and in the written opinion subsequently provided, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence.

We also have an issued U.S. patent with claims relating to formulations of MT 400 which, we expect to expire in October 2025. We have additional pending U.S. and foreign patent applications with claims directed to formulations of MT 400 which, if issued, we expect to expire in 2027.

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 patent on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit Court issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit Court affirmed the lower court ruling which held that ‘499 and ‘458 patents were valid and enforceable and infringed by Par and DRL. The ‘183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit Court for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas and subsequently amended the complaint to assert claims under patent number 8,022,095. We amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Teximet litigation will control this litigation.

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

Oppositions were filed against the issued European patent in April 2011 by Chatfield Pharmaceuticals and Strawman Ltd. asserting that the European patent should not have been granted. We filed for a response to these oppositions and the Opposition Division of the European Patent Office called for oral proceedings. Strawman Ltd. subsequently withdrew from the opposition proceedings. During the proceedings in December 2012, the European Patent Office found that claims relating to combination of PPIs and NSAIDS were valid. Chatfield may appeal the decision by giving notice within sixty days of the date on which the Opposition Division issues its written decisions. The European patent will expire in May 2022, but we have obtained supplement protection certificates (SPCs) and VIMOVO which extend to October 25, 2025, and we expect to apply for SPCs for PA upon approval. We expect that patents outside of the U.S. and Europe, as well as additional patents which issue from the pending foreign patent applications, to expire on May 31, 2022.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against  the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed  with respect to VIMOVO in the Orange Book. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19,2012, the District Court conducted pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19,2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are awaiting the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2010 for the fiscal year 2013, the user fee for an application requiring clinical data, such as an NDA, is $1,958,800. PDUFA also imposes an annual product fee for each marketed prescription drug ($98,380), and an annual establishment fee ($526,500) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

Employees

As of  February 21, 2013, we had a total of 29 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 29 employees, 11 hold advanced degrees, including three with an M.D., Pharm.D. or Ph.D. degree.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 21, 2013, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	59	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	58	Senior Vice President, Finance and Administration, Chief Financial Officer

Elizabeth A. Cermak, MBA	55	Executive Vice President, Chief Commercial Officer

Gilda M. Thomas, JD	58	Senior Vice President, General Counsel

John E. Barnhardt, CPA	63	Vice President, Finance & Administration

John G. Fort, MD, MBA	58	Chief Medical Officer

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

We have incurred significant losses since our inception. As of December 31, 2012, we had an accumulated deficit of approximately $99.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

 Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we intend to follow the FDA’s suggestion that we also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540.

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of our products that we develop or acquire. We have received Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet. We have also received a Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of VIMOVO. We filed patent infringement lawsuits in response to these ANDAs that has led and will continue to lead to costly and time consuming patent litigation.

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

Litigation Relating to Treximet

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19,2012, the District Court conducted a Markman hearing and we are waiting for the Court’s decision on claim construction.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction.  We are waiting for the Court’s decision.

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

In addition, although not a primary component of our current strategy, the identification of new compounds or product candidates for development has led us in the past, and may continue to require us, to enter into license or other collaborative agreements with others, including pharmaceutical companies and research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates ourselves and in our loss of control over the development of our product candidates.

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., Cilag for the development and commercialization of MT 400 in certain countries in Latin America., and a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO. In these collaboration agreements, our collaborators have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration with Desitin for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in its territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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
•
we may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

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

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with AstraZeneca to sell VIMOVO globally, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer has evaluated the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which included developing internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We will continue to depend upon the commercial capabilities of our commercial partners in order to commercialize our products.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) declining approval.  AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. Such opposition proceedings and related appeals may not be resolved for several years, and may result in the partial or total revocation of the issued patent. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. As a result of these oppositions and subsequent proceedings, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT 1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence. In addition, in April 2011, oppositions were also filed against our issued European patent for VIMOVO and our PA Products by Chatfield Laboratories and Strawman Limited asserting that the European patent should not have been granted. Strawman Limited subsequently withdrew from the opposition. Following oral proceedings, the Opposition Division of the European Patent Office found that claims relating to the combination of PPIs and NSAIDs are valid. Chatfield will have the opportunity to appeal the decision following issuance of a written decision of the Opposition Division. This opposition proceeding may not be resolved for several years.

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

As part of our business strategy, identify, self-invent and/or acquire product candidates or approved products in areas in which we possess particular knowledge. We have retained ownership of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. With respect to future products we may develop, we intend to return to our historical business model in which the Company funded development activities for pipeline products through proof of concept, with the remaining development work required for approval funded by partners. In addition to our self-invented products, we may rely upon third parties to sell or license product opportunities to us. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire such products and product candidates. We may not be able to acquire rights to additional products or product candidates on acceptable terms, if at all. In addition, if we acquire new products or product candidates with different marketing strategies, distribution channels and bases of competition than those of our current product candidates, we may not be able to compete favorably in those product categories.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes which could increase the amount of the Company’s Medicaid drug rebates to states. The law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are fully implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products, and we could be adversely affected by current and future health care reforms.

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

Our operating expenses for the fiscal year ended December 31, 2012 totaled $30.9 million, including non-cash compensation expense of $2.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2010 through 2012, our average annual operating expenses (including average non-cash deferred compensation of $ 2.9 million) were $40.7 million ($40.6 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of  December 31, 2012, we had an aggregate of $87.3 million in cash, cash equivalents and short-term investments. Our operating expenses for 2013 and 2014 may exceed the net level of our operating expenses in 2012, should we decide to conduct pre-commercialization activities as a result of our decision to retain control of our PA product candidate. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital.

If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. While we retained ownership of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage, with respect to future products we may develop, we intend to return to our historical business model in which the Company funded development activities for pipeline products through proof of concept, with the remaining development work required for approval by partners.

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

Although we do not have sales and marketing experience, we continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer has developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will share our vision for the commercialization of the products. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

We have retained ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer has developed the commercialization strategy for these products and conducting all the required pre-commercialization activities in the United States. We have refined our commercialization strategy and intend to find a commercial partner in the United States who will share our vision for the commercialization of the products.  Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercial opportunities for our future products ourselves or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

In addition, depending upon the terms of our agreements with our partners, we may need to comply with the body of laws comprised of the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. This body of law governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate and report the pricing of our products so as to ensure that the federally funded programs will get the best price. Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and gifts and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of requirements with which we would need to comply.

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

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;
•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;
•	published reports by securities analysts;
•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates, including PA32540 and PA8140;
•	commercial success of VIMOVO and our other product candidates in the marketplace once approved;
•	governmental regulation, including reimbursement policies;
•	developments in patent or other proprietary rights;
•	developments in our relationships with collaborative partners;
•	announcements by our collaborative partners regarding our products or product candidates;
•	developments in new or pending litigation;
•	public concern as to the safety and efficacy of our products; and
•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 21, 2013, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 13% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 18% of our outstanding share are held by three other stockholders, with no one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective February 22, 2012, for an offering under which we may register up to 8,500,000 shares of our common stock for sale to the public in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement may offer up to 500,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

Item 3. Legal Proceedings

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees.  On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (described below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent and U.S. Patent No. 5,900,424, or the '424 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012 , the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing and we are waiting for the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 21, 2013, we estimate that we had approximately 80 stockholders of record and approximately 6,850 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2012 Fiscal Year	High	Low
First Quarter	$6.15	$2.15
Second Quarter	$8.12	$5.53
Third Quarter	$6.98	$5.71
Fourth Quarter	$6.80	$4.81

	Price Range
2011 Fiscal Year	High	Low
First Quarter	$7.27	$4.44
Second Quarter	$6.39	$4.19
Third Quarter	$4.85	$2.23
Fourth Quarter	$4.19	$2.15

On February 20, the last trading day prior to February 21, 2013, the closing price for our common stock as reported by the NASDAQ Global Market was $6.31. We paid no cash dividends in 2012 or 2011. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,565,487	$7.95	1,781,290
Equity compensation plans not approved by security holders	—	—	—
Total	4,565,487	$7.95	1,781,290

(1)	Excludes 604,129 restricted stock units issued under our Equity Compensation Plans, as amended and restated.

Stock Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on POZEN Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12

POZEN Inc.	100.00	42.00	49.83	55.42	32.92	41.75
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Pharmaceutical	100.00	97.45	104.75	111.47	123.06	164.89
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data are derived from the financial statements of POZEN Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included (and incorporated by reference) herein.

	For the Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Sale of royalty rights, net of costs	$—	$—	$—	$71,870	$—
Licensing revenue	37,221	26,651	68,417	15,081	5,349
Development revenue	28,912	5,536	132	—	—

Total revenue	66,133	32,187	68,549	86,951	5,349
Operating expenses:
Sales, general and administrative	12,315	17,767	23,755	21,752	19,024
Research and development	61,934	22,448	22,651	23,020	11,867

Total operating expenses	74,249	40,215	46,406	44,772	30,891
Interest and other income	2,140	535	929	161	259

Income (loss) before income tax (expense) benefit	(5,976)	(7,493)	23,072	42,340	(25,283)
Income tax (expense) benefit	—	634	—	—	—

Net income (loss) attributable to common stockholders	$(5,976)	$(6,859)	$23,072	$42,340	$(25,283)

Basic net income (loss) per common share	$(0.20)	$(0.23)	$0.77	$1.41	$(0.84)

Shares used in computing basic net income (loss) per common share	29,762	29,814	29,880	29,925	30,092

Diluted net income per common share	$(0.20)	$(0.23)	$0.76	$1.40	$(0.84)

Shares used in computing diluted net income per common share	29,762	29,814	30,246	30,296	30,092

	December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,682	$46,710	$64,091	$119,620	$ 87,314
Total assets	70,436	49,160	69,698	121,553	89,597
Total liabilities	34,784	15,402	9,070	16,055	5,519
Accumulated deficit	(133,140)	(139,999)	(116,927)	(74,588)	(99,871)
Total stockholders’ equity	35,652	33,758	60,628	105,498	84,077

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. We operate a business model that focuses on the following:

•	developing innovative products that address unmet medical needs in the marketplace;

•	obtaining patents for those innovative ideas which we believe have value in the marketplace;

•	utilizing a small group of talented employees to develop those ideas by working with strategic outsource partners;

•	developing a regulatory pathway with the appropriate agency; and

•	determining how best to commercialize our products.

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. Our commercialization strategy for PA in the United States is to find a commercial partner who shares our vision for commercialization of the products. Outside the United States is to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to continue our historical business model in which the Company funded development activities for pipeline products through proof of concept and license the product prior to initiating Phase 3 clinical trials.

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

Our PA product candidates, containing a PPI and aspirin have completed clinical development testing in the United States. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently PA8140).  The Company conducted this study with the low dose version against the EC aspirin 81mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin 81mg using criteria for highly variable drugs and had comparable bioavailability.

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

We have generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140.  We anticipate that the data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen.  We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540.  The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2012, our accumulated deficit was approximately $99.9 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 66% of our total operating expenses. For the fiscal year ended December 31, 2012, our research and development expenses represented approximately 38% of our total operating expenses.

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

•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace;

•	The possible acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer is evaluating the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enable us to conduct pre-commercialization activities prior to licensing these products to commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Annual Report on Form 10-K. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $7.5 million for the fiscal year ended December 31, 2012, $19.1 million for the fiscal year ended December 31, 2011, and $17.6 million for the fiscal year ended December 31, 2010. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.9 million for the fiscal year ended December 31, 2012, $3.6 million for the fiscal year ended December 31, 2011, and $4.7 million for the fiscal year ended December 31, 2010. Total compensation included $0.5 million, $0.6 million and $0.9 million charge for non-cash compensation for stock option expense for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  Other research and development department costs were $0.5 million, $0.4 million, and $0.4 million for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010 respectively.

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

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. On February 27, 2013, we received written notice from Desitin that it was terminating the license agreement. There is no dispute among the parties, and we have been advised that reimbursement uncertainty was the basis for Desitin’s decision to terminate the Agreement. The Agreement will terminate, in accordance with its terms, ninety (90) days from our receipt of Desitin’s notice of termination.

Under the terms of the agreement, Desitin was the exclusive licensee for MT 400 in the licensed territory and was responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to the Company, to was be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment totaled $3.0 million. The agreement would have expired on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin would have paid a double digit royalty on net sales of MT 400 that increased based on annual sales volume.

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. Under the terms of the agreement, Desitin will be the exclusive licensee for MT 400 in the licensed territory and will be responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to us, to be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment will total $3.0 million. The agreement will expire on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin will pay a double digit royalty on net sales of MT 400 that increases based on annual sales volume.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. We then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by us in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, we do not plan to conduct any further bioequivalence studies with PA32540. FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (PA8140). We have conducted this study with the low dose version against the EC aspirin 81 mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin using criteria for highly variable drugs and had comparable bioavailability.

During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. We intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers.  During the Type A meeting held in August 2012, the FDA has confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin monograph.

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140.  The Company intends to file this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review our NDA for the products.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013.

As part of our ongoing evaluation of the commercial opportunities for these product candidates, we may also conduct formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA for the treatment of osteoarthritis and similar conditions and met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. In addition, we continue to evaluate the commercial potential of such a product. We may to conduct further studies for these and other PA indications when adequate funds are available.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development and, if we partner the products after completion of the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us than if we had licensed the product candidates at an earlier stage in development.

We incurred direct development costs associated with the development of our PA program of $7.4 million during the fiscal year ended December 31, 2012. We incurred total direct development cost of $64.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues.

Licensing revenue for the years ended December 31, 2012, 2011, and 2010 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2012	2011	2010
Sale of royalty right, net of costs	$—	$71,870,283	$—
Royalty revenue	4,849,000	15,080,234	16,215,307
Other licensing revenue	500,000	—	52,201,080
Total licensing revenue	$5,349,000	$86,950,517	$68,416,387

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

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. On February 27, 2013, we received written notice from Desitin that it was terminating the license agreement. There is no dispute among the parties, and we have been advised that reimbursement uncertainty was the basis for Desitin’s decision to terminate the Agreement. The Agreement will terminate, in accordance with its terms, ninety (90) days from our receipt of Desitin’s notice of termination.

Under the terms of the agreement, Desitin was the exclusive licensee for MT 400 in the licensed territory and was responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to the Company, to was be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment totaled $3.0 million. The agreement would have expired on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin would have paid a double digit royalty on net sales of MT 400 that increased based on annual sales volume.

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

There were no development revenues received during the fiscal years ended December 31, 2012 and 2011.

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO ® (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal year ended December 31, 2012, the Company recognized $4.8 million for VIMOVO royalty revenue. During the fiscal year ended December 31, 2011, the Company recognized royalty revenue of $2.9 million for VIMOVO, and $12.2 million for Treximet prior to the sale of royalty described below.

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

Development revenue and direct billed costs for the years ended December 31, 2012, 2011 and 2010 were the following:

	Year ended December 31,
	2012	2011	2010
Development Revenue	$—	$—	$132,283
Direct Costs	$—	$7,419	$85,283

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.5 million at December 31, 2012, $5.6 million at December 31, 2011 and $3.8 million at December 31, 2010. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2012 was based on actual historical rates.

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of December 31, 2012, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2012.

The following table sets forth our financial instruments carried at fair value as of December 31, 2012 and December 31, 2011:

	Financial Instruments
	Carried at Fair Value
	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$68,416,308	$104,990,723
Short-term investments	18,898,136	14,629,416
Total cash and investments	$87,314,444	$119,620,139

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of  December 31, 2012:

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$68,416,308	$—	$—	$68,416,308
Short-term investments	—	18,898,136	—	18,898,136
Total cash and investments	$68,416,308	$18,898,136	$—	$87,314,444

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

Correction of an Error

We identified an error in our presentation of $5.8 million unsettled investment purchases in the December 31, 2011 Statement of Cash Flows. We incorrectly disclosed the transaction as net cash from operating activities and net cash used in investing activities. This was a noncash transaction. There was no change in our total cash and cash equivalents on the Statement of Cash Flows. There was no change to our balance sheet and income statement as a result of this error. See Note 9 for discussion of the unaudited quarterly review impact of this error. The following table shows the correction of the error to the December 31, 2011 Statement of Cash Flows:

	December 31, 2011
	As presented	As restated
Net cash provided by operating activities	$56,543,856	$50,791,121
Net cash provided by investing activities	17,285,042	23,037,777
Net cash used in financing activities	(70,258)	(70,258)
Increase in cash and cash equivalents	$73,758,640	$73,758,640

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal year ended December 31, 2012 and 2011, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

Net income (loss) per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2012 was ($25.3) million, or ($0.84) per share, on a diluted basis, as compared to a net income of $42.3 million, or $1.40 per share, on a diluted basis, for the fiscal year ended December 31, 2011. The net loss for the fiscal year ended December 31, 2012 included a ($2.7) million, or ($0.09) per share charge for non-cash stock-based compensation expense as compared to $ 2.6 million, or $0.09 per share for the same period of 2011.

Revenue: We recognized total revenue of $5.3 million for the fiscal year ended December 31, 2012 as compared to total revenue of $87.0 million for the fiscal year ended December 31, 2011. The decrease in revenue was primarily due to a decrease of $71.9 million received from the sale of royalty rights and a $9.7 million decrease in licensing revenue for the fiscal year ended December 31, 2012 compared to 2011. Licensing revenue for the fiscal year ended December 31, 2012 consisted of $4.8 million of royalty revenue and $0.5 million of other licensing revenue compared to $15.1 million of royalty revenue and $71.9 million of other licensing revenue for 2011.There was no development revenue for fiscal years ended December 31, 2012 and 2011. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Research and development: Research and development expenses decreased by $11.2 million to $11.9 million for the fiscal year ended December 31, 2012, as compared to the same period of 2011. The decrease was due primarily to a decrease in direct development costs for our PA program, partially offset by an increase in other departmental costs, as compared to the same period of 2011. Direct development costs for the PA program decreased by $11.1 million to $7.4 million, primarily due to the completion of clinical trial activities and other product development activities during the fiscal year ended December 31, 2012, as compared to the same period of 2011. Direct development costs for the exploratory programs decreased by $0.5 million to $0.1 million. Other direct departmental costs and departmental expenses increased by $0.4 million primarily due to increase in  personnel costs, as compared to the same period of 2011. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $2.7 million to $19.0 million for the fiscal year ended December 31, 2012, as compared to the same period of 2011. The decrease was due primarily of $2.6 million market research, as compared to the same period of 2011. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $0.3 million and $0.2 million for the fiscal years ended December 31, 2012 and 2011, respectively.

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

Sales, general and administrative: Sales, general and administrative expenses decreased by $2.0 million to $21.8 million for the fiscal year ended December 31, 2011, as compared to the same period of 2010. The decrease was due primarily to $8.4 million decreased legal costs for patent defense offset by an increase of $6.4 million market research,  medical affairs and general and administrative expenses, as compared to the same period of 2010. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $0.2 million and $0.2 million for the fiscal years ended December 31, 2011 and 2010, respectively. A research and development grant of $0.7 million was awarded during the fiscal year ended December 31, 2010 and is included in other income.

Income Taxes

At December 31, 2012 and 2011, we had federal net operating loss carryforwards of approximately $51.8 million and $29.3 million, respectively, state net economic loss carryforwards of approximately $79.2 million and $72.2 million, respectively, and research and development credit carryforwards of approximately $14.1 million and $14.1 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $8.8 million, an increase of $8.8 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. The actual effective rate may vary depending upon actual licensing fees and other milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with ASC 740, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods.

Liquidity and Capital Resources

At December 31, 2012, cash and cash equivalents, along with short-term investments, totaled $87.3 million, a decrease of $32.3 million compared to December 31, 2011. The decrease in cash was primarily due to early January 2012 payment for the late December 2011 purchase of $5.8 million of short term investments and $31.6 million cash payments including $7.8 million related to payroll and $2.0 million for prior year PA32540 studies accrued contract costs. This is offset by the receipt of $4.6 million for VIMOVO royalties from AstraZeneca and $0.5 million for the MT400 license agreement with Desitin. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks and short-term corporate fixed income obligations and U.S. Government agency obligations.

Short-term investments are held in a managed investment account designed to increase the return on our cash. This account, which is invested as described above, is managed within our Board approved investment policy, which restricts investments to maturities of less than twelve months, limits concentration to 5% or less and requires minimum credit ratings of A1/P1, among other requirements. We have considered the impact of the current economic environment in evaluating the fair value of our investments. We believe we are adhering to a conservative investment policy. Nonetheless, given the current market risks, a downgrade in any of our A1/P1 investments could result in required action under our investment policy, and may result in an investment loss.

Because certain holdings in the managed account may have maturities longer than three months, such holdings would be classified as short-term investments in our balance sheets and accounting principles require reporting such investments at fair value. Any difference between fair value and cost is reported in the stockholders’ equity section of our financial statements as comprehensive income or loss.

We received $5.1 million in operating cash during the fiscal year ended December 31, 2012 pursuant to the terms of our collaboration agreements with AstraZeneca and Desitin. In addition, our balance sheet included a $1.4 million accounts receivable for royalties under the AstraZeneca agreement, which was subsequently received.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $26.1 million and cash provided by operating activities totaled $50.8 million for fiscal years ended December 31, 2012 and December 31, 2011, respectively. Net cash used in investing activities during the fiscal year ended December 31, 2012 totaled $11.5 million, and net cash provided by investing activities for the fiscal year ended December 31, 2011 totaled $23.0 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the fiscal year ended December 31, 2012 totalled $1.1 million and net cash used in financing activities during the fiscal year ended December 31, 2011 totalled $0.1 million. Cash required for our operating activities during 2013 is projected to decrease from our 2012 requirements as a result of decreased development and pre-commercialization activities. During the fiscal year ended December 31, 2012 and December 31, 2011 we recorded non-cash stock-based compensation expense of $2.7 million and $2.6 million, respectively, associated with the grant of stock options and restricted stock.

As of December 31, 2012, we had $68.4 million in cash and cash equivalents and $18.9 million in short-term investments. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140 and our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2013 and 2014 are not expected to exceed but may exceed the net level of our operating expenses in 2012, should we decide to conduct additional development work.

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

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2012, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-after
	($ in thousands)
Operating leases1	$1,306	$441	$865	$—
Product development agreements2	1,540	1,234	306	—
Total contractual obligations	$2,846	$1,675	$1,171	$—

1	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
2
Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2012. These agreements may be terminated by us at any time without incurring a termination fee.

New Accounting Pronouncements

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules were effective for the Company in the first quarter of 2012. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for the Company in the first quarter of 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for the Company in the first quarter of 2014 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

Correction of an Error

We identified an error in our presentation of $5.8 million unsettled investment purchases in the December 31, 2011 Statement of Cash Flows. We incorrectly disclosed the transaction as net cash from operating activities and net cash used in investing activities. This was a noncash transaction. There was no change in our total cash and cash equivalents on the Statement of Cash Flows. There was no change to our balance sheet and income statement as a result of this error. See Note 9 for discussion of the unaudited quarterly review impact of this error. The following table shows the correction of the error to the December 31, 2011 Statement of Cash Flows:

	December 31, 2011
	As presented	As restated
Net cash provided by operating activities	$56,543,856	$50,791,121
Net cash provided by investing activities	17,285,042	23,037,777
Net cash used in financing activities	(70,258)	(70,258)
Increase in cash and cash equivalents	$73,758,640	$73,758,640

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, we identified an error in our presentation of $5.8 million unsettled investment purchases in the December 31, 2011 Statement of Cash Flows. This was a noncash transaction and there was no change in our total cash and cash equivalents on the Statement of Cash Flows. However, this error constituted a material weakness in our internal controls for our investment process at December 31, 2011.

During the fourth quarter of 2012, the Company designed and implemented remediation measures to address the material weakness and enhance the Company’s internal control over financial reporting. The following actions which the Company believes have remediated the material weakness in internal control over financial reporting were completed as of the date of this filing:

•	The finance team has examined significant balance sheet accounts and improved related account reconciliations; and
•	The finance team changed its monitoring practices concerning the review of investment balances and reported financial results.

We believe that these new procedures enable us to comply with the provisions of Accounting Standard Codification Topic 230 “Statement of Cash Flows.”  See Note 9 of the financial statements reflected in Item 8 of this Annual Report on Form 10-K for the discussion of the unaudited quarterly review impact of this error.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1of this Annual Report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on June 6, 2013, which we intend to file within 120 days of the end of our fiscal year.

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

10.33	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***
10.34	Severance Agreement by and between POZEN Inc. and Dr. Everardus Orlemans, dated December 7, 2010 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 7, 2010).***
10.35	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011).†
10.36
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.37
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

10.38
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.39
License and Development Agreement, dated as of May 7, 2012, by and between POZEN Inc. and DESITIN Arzneimittel GmbH (filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q, filed on August 8, 2012).

10.40	Severance Agreement, dated as of November 1, 2012, by and between POZEN Inc. and Tomas Bocanegra.***
21.1	List of subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2012 and December 31, 2011, (iii) Statements and operations for the year ended December 31, 2012 and December 31, 2011, (iii) Statements and Cash Flows for the years ended December 31, 2012 and December 31, 2011, and (iv) Notes to the Financial Statements.

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

Registrant:

POZEN Inc.

Date:	March 7, 2013	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 7, 2013
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 7, 2013
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 7 ,2013
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Neal F. Fowler	Director	March 7, 2013
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	March 7, 2013
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	March 7, 2013
Kenneth B. Lee Jr.

/s Martin Nicklasson	Director	March 7, 2013
Martin Nicklasson

/s/ Jacques F. Rejeange	Director	March 7, 2013
Jacques F. Rejeange
/s/ Seth A. Rudnick	Director	March 7, 2013
Seth A. Rudnick

POZEN Inc.

Audited Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Management of POZEN Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of December 31, 2012 including the additional internal controls and remediation, related to the company's investment process, conducted during the fourth quarter of 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 7, 2013	March 7, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 7, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited POZEN Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2012 and 2011 and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 7, 2013

POZEN Inc.

Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$68,416,308	$104,990,723
Short-term investments	18,898,136	14,629,416
Accounts receivable	1,352,000	1,130,000
Prepaid expenses and other current assets	858,423	700,326

Total current assets	89,524,867	121,450,465
Property and equipment, net of accumulated depreciation	71,945	102,910
Total assets	$89,596,812	$121,553,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,231,761	$2,269,271
Payable for unsettled investment purchase	—	5,752,735
Accrued compensation	2,574,334	2,168,341
Accrued expenses	1,456,055	3,577,606
Accrued contract expenses	—	2,029,878
Deferred revenue	257,300	257,300

Total current liabilities	5,519,450	16,055,131

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,321,861 and 29,975,175 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	30,322	29,975
Additional paid-in capital	183,921,159	180,073,755
Accumulated other comprehensive loss	(3,253)	(17,641)
Accumulated deficit	(99,870,866)	(74,587,845)

Total stockholders’ equity	84,077,362	105,498,244

Total liabilities and stockholders’ equity	$89,596,812	$121,553,375

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2012	2011	2010
Revenue:
Sale of royalty rights, net of costs	$—	$71,870,283	$—
Licensing revenue	5,349,000	15,080,234	68,416,387
Development revenue	—	—	132,283

Total revenue	5,349,000	86,950,517	68,548,670
Operating expenses:
Sales, general and administrative	19,024,164	21,752,299	23,755,231
Research and development	11,866,554	23,020,129	22,650,554

Total operating expenses	30,890,718	44,772,428	46,405,785
Interest and other income	258,697	161,443	928,875
Income (loss) before income tax benefit	(25,283,021)	42,339,532	23,071,760

Income tax benefit	—	—	—

Net income (loss) attributable to common stockholders	(25,283,021)	42,339,532	23,071,760
Change in unrealized gains/(loss) on marketable securities	14,388	(37,248)	7,689
Comprehensive income (loss)	$(25,268,633)	$42,302,284	$23,079,449

Basic net income (loss) per common share	$(0.84)	$1.41	$0.77

Shares used in computing basic net income (loss) per common share	30,091,985	29,924,944	29,879,624
Diluted net income (loss) per common share	$(0.84)	$1.40	$0.76
Shares used in computing diluted net income (loss) per common share	30,091,985	30,296,200	30,246,488

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

			Accumulated Other		Total
	Common	Additional	Comprehensive	Accumulated	Stockholders'
	Stock	Paid-In Capital	Income	Deficit	Equity
Balance at December 31, 2009	$29,825	$173,715,127	$11,918	$(139,999,137)	$33,757,733
Exercise and vesting of common stock options and RSU's	79	328,111	-	-	328,190
Stock-based compensation	-	3,462,740	-	-	3,462,740
Net income	-	-	-	23,071,760	23,071,760
Other comprehensive income	-	-	7,689	-	7,689
Balance at December 31, 2010	29,904	177,505,978	19,607	(116,927,377)	60,628,112
Payments related to net settlement of stock awards	-	(70,258)	-	-	(70,258)
Issuance of common stock upon vesting of restricted stock	71	(71)	-	-	-
Stock-based compensation	-	2,638,106	-	-	2,638,106
Net income	-	-	-	42,339,532	42,339,532
Other comprehensive income	-	-	(37, 248)	-	(37,248)
Balance at December 31, 2011	29,975	180,073,755	(17,641)	(74,587,845)	105,498,244
Exercise of common stock options	253	1,306,106	-	-	1,306,359
Payments related to net settlement of stock awards	-	(188,528)	-	-	(188,528)
Issuance of common stock upon vesting of restricted stock	94	(94)	-	-	-
Stock-based compensation	-	2,729,920	-	-	2,729,920
Net loss	-	-	-	(25,283,021)	(25,283,021)
Other comprehensive income		-	14,388	-	14,388
Balance at December 31, 2012	$30,322	$183,921,159	$(3,253)	$(99,870,866)	$84,077,362

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
Operating Activities	2012	2011	2010
Net income (loss)	$(25,283,021)	$42,339,532	$23,071,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45,251	45,697	31,847
Loss on disposal of fixed assets	1,535	—	—
Bond amortization income	1,520,071	828,269	669,483
Noncash compensation expense	2,729,920	2,638,106	3,462,740
Changes in operating assets and liabilities:
Accounts receivable	(222,000)	2,908,726	(2,892,654)
Prepaid expenses and other current assets	(158,097)	798,669	(239,740)
Accounts payable and other accrued expenses	(4,782,946)	974,822	869,477
Deferred revenue	—	257,300	(7,201,080)
Net cash provided by (used in) operating activities	(26,149,287)	50,791,121	17,771,833

Investing activities
Purchase of equipment	(15,821)	(78,574)	(58,050)
Purchase of investments	(35,922,138)	(26,054,649)	(42,429,681)
Sale and maturities of investments	24,395,000	49,171,000	32,341,438

Net cash provided by (used in) investing activities	(11,542,959)	23,037,777	(10,146,293)
Financing activities
Proceeds from issuance of common stock	1,306,359	—	328,190
Payments related to net settlement of stock-based awards	(188,528)	(70,258)	—

Net cash (used in) provided by financing activities	1,117,831	(70,258)	328,190

Net increase (decrease) in cash and cash equivalents	(36,574,415)	73,758,640	7,953,730
Cash and cash equivalents at beginning of year	104,990,723	31,232,083	23,278,353

Cash and cash equivalents at end of year	$68,416,308	$104,990,723	$31,232,083

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.	Significant Accounting Policies

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

We have decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. Our commercialization strategy for PA is to find a commercial partner in the United States who shares our vision for the commercialization of the product. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We have retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in assisting life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to return to our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

The Company records revenue under the following categories: sale of royalty rights, licensing revenues consisting of royalty revenues and other licensing revenues, and development revenues.

Sale of royalty rights for the year ended December 31, 2011 reflected the U.S. sales of MT 400, including Treximet, for which The Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the years ended December 31, 2012 and 2010.

Licensing revenue for the years ended December 31, 2012, 2011 and 2010 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2012	2011	2010
Royalty Revenue	$4,849,000	$15,080,234	$16,215,307
Other licensing revenue	500,000	—	52,201,080
Total licensing revenue	$5,349,000	$15,080,234	$68,416,387

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. Treximet and VIMOVO royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the fiscal years ended December 31, 2011 and 2010, the Company recognized $12.2 million, and $15.7 million for Treximet, respectively, and for the fiscal years ended December 31, 2012, 2011 and 2010, the Company recognized $4.8 million, $2.9 million and $0.5 million, respectively, for VIMOVO, of royalty revenue which is included within licensing revenue in the accompanying statements of comprehensive income (loss).  There was no royalty revenue recognized for Treximet during the fiscal year ended December 31, 2012 due to monetization of the future royalty in 2011.

Also, with regard to the licensing revenues, the Company’s licensing agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product’s development or commercialization are reached. Historically, the non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over periods ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. If regulatory approvals or other events relating to our product candidates are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products is prospectively accelerated or reduced accordingly. For the Company’s current agreements, the amortization periods are estimated to be as follows:

The September 2006 $40.0 million licensing fee received from AstraZeneca AB (“AstraZeneca”) related to the August 2006 Collaboration and License Agreement with AstraZeneca has been deferred and was initially being amortized over 40 months. The AstraZeneca licensing fee relates to the Company’s proprietary fixed dose combinations of the proton pump inhibitor, or PPI, esomeprazole magnesium with the non-steroidal anti-inflammatory drug, or NSAID, naproxen, in a single tablet. As a result of the revised development timeline agreed upon in the September 2007 amendment to the AstraZeneca agreement, the Company extended the amortization period by three months. The September 2007 amendment included a $10.0 million payment in connection with execution of the amendment. This payment was deferred to be amortized over 31 months. In 2008, the Company subsequently extended the amortization periods by 4 months as a result of revisions to the development timeline. The Company recognized the remaining deferred revenue balance as of December 31, 2009 of $7.2 million during the fiscal year ended December 31, 2010 when the revenue was fully amortized as of June 30, 2010.

In reviewing the terms of the executed agreement and considering the provisions related to multiple element arrangements, the Company concluded that its involvement in the Global Product Team and the Joint Steering Committee during the development phase of the collaboration represents a substantive performance obligation or deliverable. Following U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, the Company believes that participation on the Global Product Team and the Joint Steering Committee represents a right and a governance role only, rather than a substantive performance obligation. Given that the participation on the Global Product Team and Joint Steering Committee during the development phase does not meet criteria in FASB ASC 605-25 for separation (e.g., no separate identifiable fair value), the Company concluded that this deliverable would be combined with the upfront payments received and treated as a single unit-of-accounting for purposes of revenue recognition. The Company recognizes the combined unit of accounting over the estimated period of obligation, involvement and responsibility – through the estimated NDA approval / transfer date, which coincides with the Company’s substantive obligation to serve on the Global Product Team and the Joint Steering Committee. The Company’s substantive obligations were completed in June 2010 when the NDA was transferred to AstraZeneca.

Milestone payments along with the refundable portions of up-front payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. During the second and fourth quarters of 2010, the Company received from AstraZeneca a $20.0 million milestone payment for the FDA’s approval of VIMOVO and a $25.0 million milestone payment for the EU’s approval of VIMOVO, respectively. During the third quarter of 2009, the Company received from AstraZeneca a $10.0 million milestone payment related to the NDA acceptance of VIMOVO. These payments, along with royalty revenue, were recorded as licensing revenue in the accompanying statements of comprehensive income (loss).

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been satisfied, which may occur later this year.

With regard to royalty revenues, royalty revenue from Treximet® (sumatriptan/naproxen sodium) and VIMOVO™ (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners.

On November 23, 2011, the Company entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which the Company sold, and CII purchased, its right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, the Company received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

On May 4, 2012, we announced that we entered into a license agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway. On February 27, 2013, we received written notice from Desitin that it was terminating the license agreement. There is no dispute among the parties, and we have been advised that reimbursement uncertainty was the basis for Desitin’s decision to terminate the Agreement. The Agreement will terminate, in accordance with its terms, ninety (90) days from our receipt of Desitin’s notice of termination.

Under the terms of the agreement, Desitin was the exclusive licensee for MT 400 in the licensed territory and was responsible for the remaining clinical development, manufacturing, and commercialization of MT 400. Desitin made an initial upfront payment of $0.5 million to the Company, to was be followed by milestone payments related to the development and launch of MT 400 in certain specified countries. The pre-commercialization payments including the initial upfront payment totaled $3.0 million. The agreement would have expired on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country, unless terminated earlier. Desitin would have paid a double digit royalty on net sales of MT 400 that increased based on annual sales volume.

Development revenue and direct billed costs for the years ended December 31, 2012, 2011 and 2010 were the following:

	2012	2011	2010
Development Revenue	$—	$—	$132,283
Direct Costs	$—	$7,419	$85,283

With regard to development revenue, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such payments as revenue in accordance with the agreements because the Company acts as principal in the transaction. Under the collaboration agreements with AstraZeneca and GSK, the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Cash, Cash Equivalents, Investments and Concentration of Credit Risk

Cash is invested in open-ended money market mutual funds and interest-bearing investment-grade debt securities. Cash is maintained to the extent of a $42,000 letter of credit in compliance with the terms of the Company’s office lease. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the fiscal years ended December 2012 and 2011, the Company had $0.3 million and $0.2 million, respectively, of interest, bond amortization and other income. As of December 31, 2012 and 2011, there were no investments in a significant unrealized loss position.

The money market mutual funds generally seek a high a level of current income that is consistent with the preservation of capital and the maintenance of liquidity. The funds generally are subject to maturity, quality, liquidity and diversification requirements which are designed to help money market funds maintain a stable share price of $1.00.  As a result, the funds normally invest in a diversified portfolio of high quality, short-term, dollar-denominated debt securities, including: securities issued or guaranteed as to principal and interest by the U.S. government or its agencies or instrumentalities; certificates of deposit, time deposits, bankers' acceptances and other short-term securities issued by domestic or foreign banks or thrifts or their subsidiaries or branches; repurchase agreements, including tri-party repurchase agreements; asset-backed securities; domestic and dollar-denominated foreign commercial paper and other short-term corporate obligations, including those with floating or variable rates of interest; and dollar-denominated obligations issued or guaranteed by one or more foreign governments or any of their political subdivisions or agencies.

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings.

Investments consisted of the following as of December 31, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments - Corporate debt securities	$18,901,389	$58	$(3,311)	$(18,898,136)
Total	$18,901,389	$58	$(3,311)	$(18,898,136)

Investments consisted of the following as of December 31, 2011:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments - Corporate debt securities	$14,646,041	$944	$(17,569)	$14,629,416
Total	$14,646,041	$944	$(17,569)	$14,629,416

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying values of these amounts approximate the fair value due to their short-term nature.

Fair Value Measurement

The Company defines fair value (“FV”) as the price that would be received to sell an asset or paid to transfer a liability ("the exit price") in an orderly transaction between market participants at the measurement date. The FV hierarchy for inputs maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company uses the following hierarchy of inputs to measure FV:

•	Level 1 - quoted prices in active markets for identical assets and liabilities.

•
Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

•	Level 3 - unobservable inputs that are significant to the overall valuation, for which there is little or no market data available and which require the Company to develop its own assumptions.

The Company values investments using the most observable inputs available that are current as of the measurement date and classifies them according to the lowest level of inputs used. Observable inputs are inputs that market participants would use in pricing the asset or liability developed from market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed from the best information available under the circumstances.

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV.  The Company did not rely on Level 3 input for valuation of investments at December 31, 2012 or 2011.  The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company values its investments in money market mutual funds at the FV of the ownership interests in the funds. The Net Asset Value (NAV) per unit which is provided by the fund administrator is the primary input into the valuation of the ownership interest. The NAV is based on the FV of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. The fund administrator produces a daily NAV that is validated with sufficient observable purchase and sale activity at NAV to support classification of the FV measurement as Level 1.  The Company believes that NAV represents the exit value of fund at the measurement date. The underlying fixed income assets owned by the funds are valued principally using a market approach based on quoted prices obtained from the primary or secondary exchanges on which they are traded. When market prices are not available, FV is based on indicative quotes from brokers and proprietary pricing models combined with observable market inputs, including unadjusted quotes in active markets or quoted prices for similar assets or other observable inputs including, but not limited to, transactions activity, interest rates, yield curves, spot prices, prepayment speeds and default rates. These funds generally have daily liquidity.

In addition to the NAV, consideration is given to any specific rights or obligations that pertain to investments in the funds, which if deemed significant, may adjust the FV of the ownership interest and result in a lower, less observable FV hierarchy level.  These factors include, but are not limited to, any restrictions or illiquidity on the disposition of the interest. The Company invests in money market funds that have daily liquidity and do not, absent unusual market disruption, impose restrictions on the Company’s ability to make redemptions.  The Company has concluded that there are no significant specific rights or obligations pertaining to these funds that require an adjustment to the FV.

The Company classifies as Level 2 investments in corporate debt securities and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of December 31, 2012:

	Financial Instruments Carried at Fair Value
	Quoted Prices in active Markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$68,416,308	$—	$—	$68,416,308
Short-term investments	—	18,898,136	—	18,898,136
	$68,416,308	$18,898,136	$—	$87,314,444

The following table sets forth our financial instruments carried at fair value within the ASC 820 hierarchy and using the lowest level of input as of December 31, 2011:

	Financial Instruments Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$100,369,802	$4,620,921	$—	$104,990,723
Short-term investments	—	14,629,416	—	14,629,416
Total cash and investments	$100,369,802	$19,250,337	$—	$119,620,139

There were no transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the years ended December 31, 2012 and 2011.

Realized gains and losses from sales of the Company’s investments are included in “Interest and other income” during the period when realized.  Unrealized gains and losses are determined using the specific identification method and are recognized as a separate component of equity in other comprehensive income (loss) at the balance sheet date unless the loss is determined to be “other-than-temporary.”

In determining whether a decline in FV below original cost is other-than-temporary, the Company uses a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust’s ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors.  The Company considers the duration and extent to which the FV is less than cost, as well as the Company’s intent and ability to hold the investment until recovery or, if necessary, to the instrument’s maturity.  When determining whether an impairment is other-than-temporary the Company also considers the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2012 and 2011 totaled $0.7 million and $0.8 million, respectively.

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

Net Income (Loss) Per Share

Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2012	2011	2010
Basic weighted average shares outstanding	30,091,985	29,924,944	29,879,624
Effect of dilutive employee and director awards	—	371,256	366,864
Diluted weighted-average shares outstanding and assumed conversions	30,091,985	30,296,200	30,246,488

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying values of these amounts approximate the fair value due to the short-term nature of such instruments.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s Statements of Comprehensive Income (Loss).

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

Contingencies

We and GSK - received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875, 872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, Ltd. And Anchen Pharmaceuticals, Inc. (described below). On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company, the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011, in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen relating to a generic version of VIMOVO. We have incurred an aggregate of $15.9 million, in legal fees through the fiscal year ended December 31, 2012. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

New Accounting Pronouncements

Fair Value Measurements

In May 2011, the FASB issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules were effective for the Company in the first quarter of 2012. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for the Company in the first quarter of 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for the Company in the first quarter of 2014 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

Correction of an Error

We identified an error in our presentation of $5.8 million unsettled investment purchases in the December 31, 2011 Statement of Cash Flows. We incorrectly disclosed the transaction as net cash from operating activities and net cash used in investing activities. This was a noncash transaction. There was no change in our total cash and cash equivalents on the Statement of Cash Flows. There was no change to our balance sheet and income statement as a result of this error. See Note 9 for discussion of the unaudited quarterly review impact of this error. The following table shows the correction of the error to the December 31, 2011 Statement of Cash Flows:

	December 31, 2011
	As presented	As restated
Net cash provided by operating activities	$56,543,856	$50,791,121
Net cash provided by investing activities	17,285,042	23,037,777
Net cash used in financing activities	(70,258)	(70,258)
Increase in cash and cash equivalents	$73,758,640	$73,758,640

2.	License Agreements

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

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet® tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals.  On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s.  The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet® tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On December 31, 2012 we accrued $1.4 million of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO™ in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents.  The case has been consolidated with the case against Lupin, Ltd. (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On September 19, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of Vimovo™.  In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed.  On January 4, 2013, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

Desitin Arzneimittel GmbH (Desitin)

On May 4, 2012, we entered into a license agreement with Desitin for the exclusive development and commercialization of MT 400 in 27 countries of the European Union, as well as Switzerland and Norway. Under the terms, of the agreement, Desitin made a non-refundable, initial upfront payment of $0.5 million to us to be followed by potential milestone payments related to the development and launch of MT 400 in specified countries of the territory totaling an additional aggregate amount equal to $2.5 million. We will also receive a double digit royalty on net sales of MT 400 that increases based on annual sales volume. Desitin will be responsible for the manufacturing, development and commercialization of MT 400 in the territory.

The agreement unless earlier terminated, will expire on a country-by- country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country. Either party has the right to terminate upon the insolvency or bankruptcy of the other party, an event of force majeure, or any material breach of agreement by other party, if the breaching party has not cured the breach within sixty (60) days after written notice to cure has been given by the non-breaching party. In addition, the Company can terminate the agreement upon thirty (30) days written notice if Desitin take any action to impair our intellectual property rights and, if such action is capable of cure, is not cured within sixty (60) days of receipt of notice from us of such act and our intention to terminate, or Desitin ceases to be in the business of marketing pharmaceutical products in the territory. Desitin may terminate the agreement in its entirety for any reason upon ninety (90) days’ written notice to us. In addition, Desitin will be deemed to have terminated its rights in specified countries of the territory if it fails to take certain actions to obtain marketing authorization in such countries, or it fails to obtain reimbursement or pricing approvals adequate to sell the product at an acceptable price. If the agreement is terminated by us for Desitin’s uncured breach, Desitin’s insolvency or bankruptcy, or an event of force majeure, or Desitin terminates the agreement at will. Desitin will transfer MT400 all rights, including marketing authorizations and pending regulatory filings, back to us. Desitin will also grant us a license to use the trademark for MT400 in the territory, at our request, assign to us third party agreements relating to MT 400, and negotiate in good faith the terms of an agreement to supply MT 400 to us for a specified period. In the event that Desitin terminates the agreement with respect to certain specified countries as described above, Desitin will assign any marketing authorizations and pending regulatory filings to us upon our reimbursement of any fees paid by Desitin to regulatory authorities in the terminated countries and will supply us with bulk MT 400 for sale in the terminated countries on terms specified in the agreement and on other terms to be negotiated in good faith at the time of termination. We will have a perpetual, royalty-free, exclusive license (except to the extent that Desitin retains rights required to practice the licenses granted to it under the agreement) to use the data, regulatory dossier, and manufacturing know-how generated by Desitin during its conduct of the development program for MT 400 outside of Desitin’s territory and in any country in which Desitin’s rights have been terminated during the term and following any expiration or termination; subject to Desitin’s right to supply MT 400 to us and our licensees as set forth in the agreement.

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

At December 31, 2012, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,781,290
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,169,616
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	7,040,906

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2012	2011
Research and development costs	$1,017,059	$4,666,847
Other	438,996	940,637
	$1,456,055	$5,607,484

5.	Income Taxes

At December 31, 2012 and 2011, we had federal net operating loss carryforwards of approximately $51.8 million and $29.3 million respectively, state net economic loss carryforwards of approximately $79.2 million and $72.2 million respectively, and research and development credit carryforwards of approximately $14.1 million and $14.1 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2017. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $8.8 million, an increase of $8.8 million was allocable to current operating activities.  The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. The recognized tax benefit related to net operating loss carryforwards was approximately $0, $15.6 million, and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$21,698	$13,501
Research and development credits	14,058	14,058
Equity compensation and other	8,045	7,459

Total deferred tax assets	43,801	35,018
Valuation allowance	(43,801	(35,018)
Net deferred tax asset	$—	$—

The actual income tax benefit (expense) for the years ended December 31, 2012, 2011 and 2010, differed from the amounts computed by applying the U.S. federal tax rate of 35% to income (loss) before taxes as a result of the following:

	($ in thousands)
	2012	2011	2010
Income (loss) before income tax	$(25,283)	$42,340	$23,071
Federal tax rate	35%	35%	35%
Federal income tax provision at statutory rate	(8,849)	14,819	8,075
State tax provision	(343)	574	313
	(9,192)	15,393	8,388

Decrease (increase) in income tax benefit resulting from:

Research and development credits	—	(596)	(1,226)

Non-deductible expenses and other	409	—	871
Change in state tax rate	—	—	—
Change in valuation allowance	8,783	(14,797)	(8,033)
Income tax expense (benefit)	$—	$—	$—

The Company adopted the provisions of FASB ASC 740-10, Uncertainty in Income Taxes, on January 1, 2007. As of December 31, 2006, the Company had not recorded a contingent tax liability.

The Company had gross unrecognized tax benefits of approximately $0.5 million as of January 1, 2012. As of December 31, 2012, the total gross unrecognized tax benefits were approximately $0.5 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since adoption of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the Internal Revenue Service (IRS) if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities. The IRS recently completed an examination of the Company’s U.S. federal tax return for the 2008 tax year. No changes were made as a result of the audit, and the 2008 tax year is now effectively settled. However, the IRS still reserves the right to audit the U.S. federal tax returns for any open tax years.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2012	$517,700

Additions/Decreases for tax positions of the prior year	—
Additions/Decreases for tax positions of the current year	—

Gross tax liability at December 31, 2012	$517,700

6.	Equity Compensation Plans

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

Our Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 include the following stock-based compensation expense:

	Years ended December 31,
	2012	2011	2010
Research and development	$461,118	$573,162	$893,088
Sales, general and administrative	2,268,802	2,604,944	2,569,652
Total expense	$2,729,920	$2,638,106	$3,462,740

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.6 years, was $3.7 million at December 31, 2012.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2012, 2011 and 2010 are shown in the following table:

	2012	2011	2010
Expected volatility	68.0–72.3%	70.8 –75.5%	70.9 – 74.3%
Expected dividends	0%	0%	0%
Expected terms	6.0 Years	5.1-6.0 Years	6.0 Years
Risk-free interest rate	0.91–1.33%	0.98 –2.7%	1.6– 2.7%
Weighted average grant date fair value	$4.87	$4.48	$6.61

For the years ended December 31, 2012, 2011 and 2010, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the years ended December 31, 2012, 2011 and 2010, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the years ended December 31, 2012, 2011 and 2010 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2012, and changes during the year ended December 31, 2011, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2011	4,157	$8.09	4.3	$54
Granted	400	4.87
Exercised	(253)	5.18
Forfeited or expired	(378)	6.43
Outstanding at December 31, 2012	3,926	8.11	5.3	$443
Exercisable at December 31, 2012	2,747	$9.37	4.2	$77
Vested or expected to vest at December 31, 2012	3,749	$8.11	5.3	$423

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2012, 2011 and 2010 was equal to the market price of the underlying common stock on the grant date. A total of 252,398 stock options were exercised during the year ended December 31, 2012 with an intrinsic value of $304,000, which no stock options were exercised during the year ended December 31, 2011. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $0.2 million. The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 were $0.4 million, $1.2 million and $4.6 million, respectively.

A summary of the time-based nonvested awards as of December 31, 2012, and changes during the year ended December 31, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2011	1,369	$5.52
Granted	400	4.87
Exercised	(253)	5.18
Forfeited or expired	(378)	6.43
Vested	42	8.54
Nonvested outstanding at December 31, 2012	1,179	$5.19

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2012, 2011 and 2010, the Company recognized $1.0 million, $0.6 million and $0.2 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of December 31, 2012, and changes during the year ended December 31, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2011	514	$5.30
Granted	221	4.97
Vested and released	(123)	2.95
Forfeited or expired	(8)	3.92
Restricted stock outstanding at December 31, 2012	604	$5.68

As of December 31, 2012 there was an aggregate $1.2 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $171,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $282,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $151,000 unrecognized compensation expense related to unvested restricted stock units under the  2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26, $544,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72 and  $86,000 unrecognized compensation expense related to unvested restricted stock units under the June 2012 award of 30,000 restricted stock units with a grant-date per-share fair value of $6.59.

There were 430,037 unvested restricted stock units outstanding at December 31, 2012. There were 389,281 unvested restricted stock units outstanding at December 31, 2011. The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $920,000, $250,000 and $105,000 respectively.

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

On October 1, 2011, pursuant to an incentive program (the “PA32540 incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock.  The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. At December 31, 2012, 132,883 options were forfeited in acknowledgement that the NDA filing was not made prior to December 31, 2012.

On October 25,2012, the Compensation Committee of the Board of as part of the Company’s initiative to retain, award and incentive its employees, approved the performance-based incentive awards for all employees of the Company, including the executive officers.  During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. The Company has decided to include data and information relating to a lower dose formulation, currently known as PA8140, in its NDA. Generation of additional with respect to PA8140 and incorporation of data into the NDA for PA32540 will delay submission of the NDA from the original planned submission date in the third quarter of 2012 until the first half of 2013.

The Company believes that seeking approval for lower dose formulation in addition to PA32540 will add significant value to the products in the market place. However, the addition of PA8140 to the NDA will impact the Company’s ability to achieve one or more of the performance conditions of the PA Incentive Program, including the Company’s ability to submit the NDA by December 31, 2012. Therefore, the Compensation Committee has granted the performance-based incentive awards both to compensate the employees for the expected loss of value under the PA Incentive Program, as well as to provide additional incentive to employees to complete the value-added activities required for submission and approval of the lower dose product. The Compensation Committee granted an aggregate of 208,740 restricted stock units to various employees of the Company, including 105,000 restricted stock units granted to the Company’s named executive officers.

The restricted stock units are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s lower dose PA product candidate, currently PA8140. Each of the restricted stock units described about were granted on October 25, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan. Such restricted stock units shall vest in accordance with the following schedule: (a) one-half (1/2) upon the acceptance by the FDA of the filing of an NDA for a lower dose PA product, currently PA8140, and (b) one-half (1/2) upon approval by the FDA of an NDA for a lower dose PA product, currently PA8140.

A summary of the performance-based stock awards as of December 31, 2012, and changes during the twelve months ended December 31, 2012, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2011	635	$5.72
Granted	209	6.29
Exercised	—	—
Forfeited or expired	(204)	2.30
Performance-based outstanding at December 31, 2012	640	$6.97

As of December 31, 2012, the unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs was undetermined and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. There were 178,700 vested performance-based options outstanding at December 31, 2012. There were 204,123 awards forfeited during the year ended December 31, 2012, 43,458 awards forfeited during the year ended December 31, 2011 and 32,900 awards forfeited during the year ended December 31, 2010. No performance-based awards were exercised during the years ended December 31, 2012, 2011, and 2010. At December 31, 2012, the performance-based options had an intrinsic value of $1.3 million and a remaining weighted contractual life of 8.1 years. The total value of performance-based awards that vested during the year ended December 31, 2012, 2011 and 201 was $0, $0 and $1.3 million, respectively.

7.	Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $419,000, $418,000 and $416,000, for the years ended December 31, 2012, 2011, and 2010, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2012:

($ in thousands)
2013	440
2014	491
2015	375
$1,306

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $161,300 at December 31, 2012.

8.	Retirement Savings Plan

The Company has adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2012, 2011, and 2010, the Company made contributions of $224,420, $217,348 and $215,390, respectively, to the Plan.

9.	Summary of Operations by Quarters (Unaudited)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$1,289,000	$1,768,000	$940,000	$1,352,000
Sale of royalty right, net of transaction costs	—	—	—	—
Development revenue	—	—	—	—
Total revenue	1,289,000	1,768,000	940,000	1,352,000
Operating expenses	9,752,369	6,944,775	6,700,644	7,492,930
Income (loss) before income tax benefit (expense)	(8,394,732)	(5,104,112)	(5,695,344)	(6,088,833)
Income tax expense	—	—	—	—
Net income (loss) attributable to common stockholders	$(8,394,732)	$(5,104,112)	$(5,695,344)	$(6,088,833)

Basic net income (loss) per common share	$(0.28)	$(0.17)	$(0.19)	$(0.20)

Diluted net income (loss) per common share	$(0.28)	$(0.17)	$(0.19)	$(0.20)

Shares used in computing basic net income (loss) per common share	29,975,175	29,998,006	30,084,315	30,310,446

Shares used in computing diluted net income (loss) per common share	29,975,175	29,998,006	30,084,315	30,310,446

Comprehensive Loss	$8,411,701	$(5,105,262)	$(5,659,929)	$(6,091,741)

We identified an error in our presentation of cash paid for $5.8 million of unsettled investment purchases. We did not properly present the purchase of investments as a cash flow used in the purchase of investments in our March 31, 2012, June 30, 2012 and September 30, 2012 Statement of Cash flows. There was no change to our total cash and cash equivalents as a result of the correction of this error. There was no change to our balance sheet and income statement as a result of this error.

The following table shows the as presented and as restated balances in the Statement of Cash Flows:

	March 31, 2012		June 30, 2012		September 30, 2012
	As presented	As restated	As presented	As restated	As presented	As restated
Net cash used in operating activities	$(18,411,280)	$(12,658,545)	$(23,689,240)	$(17,936,505)	$(27,367,781)	$(21,615,046)
Net cash used in investing activities	(30,171,193)	(35,923,928)	(30,181,981)	(35,934,716)	(30,185,224)	(35,937,959)
Net cash provided by financing activities	-	-	153,243	153,243	1,236,678	1,236,678
Decrease in cash and cash equivalents	$(48,582,473)	$(48,582,473)	$(53,717,978)	$(53,717,978)	$(56,316,327)	$(56,316,327)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$4,461,692	$4,587,242	$4,901,300	$1,130,000
Sale of royalty right, net of transaction costs	-	-	-	71,870,283
Development revenue	-	-	-	-
Total revenue	4,461,692	4,587,242	4,901,300	73,000,283
Operating expenses	10,216,797	11,035,052	11,989,343	11,531,235
Income (loss) before income tax benefit (expense)	(5,685,897)	(6,401,897)	(7,066,262)	61,493,589
Income tax expense	-	-	-	-
Net income (loss) attributable to common stockholders	$(5,685,897)	(6,401,897)	(7,066,262)	61,493,589

Basic net income (loss) per common share	$(0.19)	(0.21)	(0.24)	2.05

Diluted net income (loss) per common share	$(0.19)	(0.21)	(0.24)	2.04

Shares used in computing basic net income (loss) per common share	29,904,347	29,905,556	29,915,347	29,974,525

Shares used in computing diluted net income (loss) per common share	29,904,347	29,905,556	29,915,347	30,137,047

Comprehensive (loss) gain	$(5,707,903)	$(6,411,216)	$(7,065,359)	$61,486,763

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
10.36
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.37
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

Exhibit No.	Description

10.38
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.39
License and Development Agreement, dated as of May 7, 2012, by and between POZEN Inc. and DESITIN Arzneimittel GmbH (filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q, filed on August 8, 2012).

10.40	Severance Agreement, dated as of November 1, 2012, by and between POZEN Inc. and Tomas Bocanegra.***
21.1	List of subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2012 and December 31, 2011, (iii) Statements and operations for the year ended December 31, 2012 and December 31, 2011, (iii) Statements and Cash Flows for the years ended December 31, 2012 and December 31, 2011, and (iv) Notes to the Financial Statements.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.