Form 10-Q
period 2013-03-31
POZEN INC /NC
filed 2013-05-08
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2013 was 30,367,695.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2013

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,190,747	$68,416,308
Short-term investments	—	18,898,136
Accounts receivable	1,415,000	1,352,000
Prepaid expenses and other current assets	330,543	858,423
Total current assets	81,936,290	89,524,867
Property and equipment, net of accumulated depreciation	65,813	71,945
Total assets	$82,002,103	$89,596,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497,479	$1,231,761
Accrued compensation	675,935	2,574,334
Accrued expenses	1,482,558	1,456,055
Deferred revenue	257,300	257,300
Total current liabilities	2,913,272	5,519,450

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,367,695 and 30,321,861 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	30,368	30,322
Additional paid-in capital	184,707,261	183,921,159
Accumulated other comprehensive loss	—	(3,253)
Accumulated deficit	(105,648,798)	(99,870,866)
Total stockholders’ equity	79,088,831	84,077,362
Total liabilities and stockholders’ equity	$82,002,103	$89,596,812

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenue:
Licensing revenue	$1,415,000	$1,289,000

Operating expenses:
Selling, general and administrative	3,634,043	5,647,924
Research and development	3,583,940	4,104,445

Total operating expenses	7,217,983	9,752,369

Interest and other income	25,051	68,637

Loss before income tax expense	(5,777,932)	(8,394,732)
Income tax expense	—	—

Net loss income attributable to common stockholders	$(5,777,932)	$(8,394,732)

Basic and diluted net loss per common share	$(0.19)	$(0.28)

Shares used in computing basic and diluted net loss per common share	30,336,398	29,975,175

Comprehensive loss	$(5,774,679)	$(8,411,701)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities
Net loss	$(5,777,932)	$(8,394,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,784	11,353
Bond amortization income	63,389	347,956
Noncash compensation expense	743,385	723,200
Changes in operating assets and liabilities:
Accounts receivable	(63,000)	(159,000)
Prepaid expenses and other current assets	527,880	(170,828)
Accounts payable and other accrued expenses	(2,606,178)	(5,016,494)

Net cash used in operating activities	(7,104,672)	(12,658,545)

Investing activities
Purchase of equipment	(1,652)	(1,790)
Purchase of investments	—	(35,922,138)
Sales and maturities of investments	18,838,000	—

Net cash provided by (used in) investing activities	18,836,348	(35,923,928)

Financing activities
Proceeds from issuance of common stock	108,500	—
Payments related to net settlement of stock-based awards	(65,737)	—

Net cash provided by financing activities	42,763	—

Net increase (decrease) in cash and cash equivalents	11,774,439	(48,582,473)
Cash and cash equivalents at beginning of period	68,416,308	104,990,723

Cash and cash equivalents at end of period	$80,190,747	$56,408,250

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2013 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Index

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.5 million at March 31, 2013 and $3.4 million at March 31, 2012. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights, licensing revenues consisting of royalty revenues and other licensing revenues, and development revenues.

Sale of royalty rights last occurred in the year ended December 31, 2011 and reflected the U.S. sales of MT 400, including Treximet® (sumatriptan / naproxen sodium), for which the Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the quarters ended March 31, 2013.

Licensing revenue for the three months ended March 31, 2013 and 2012 was $1,415,000 and 1,289,000, respectively, and consisted of VIMOVO royalty revenue:

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. Treximet and VIMOVO® (naproxen / esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners.

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

With regard to royalty revenues, royalty revenue from Treximet and VIMOVO is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners.

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

With regard to development revenue, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such payments as revenue in accordance with the agreements because the Company acts as principal in the transaction. Under the collaboration agreements with AstraZeneca AB (AstraZeneca) and GlaxoSmithKline (GSK), the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

Index

Cash, Cash Equivalents, Investments and Concentration of Credit Risk —Cash is invested in open-ended money market mutual funds and interest-bearing investment-grade debt securities. Cash is maintained to the extent of a $42,000 letter of credit in compliance with the terms of the Company’s office lease. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the three months ended March 31, 2013 and 2012, the Company had $25,000 and $69,000, respectively, of interest, bond amortization and other income. As of March 31, 2013 and 2012, there were no investments in a significant unrealized loss position.

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

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of March 31, 2013.

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

☐	Level 1 - quoted prices in active markets for identical assets and liabilities.

Index

☐
Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

☐	Level 3 - unobservable inputs that are significant to the overall valuation, for which there is little or no market data available and which require the Company to develop its own assumptions.

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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at March 31, 2013 and December 31, 2012. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

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

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of March 31, 2013:

	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$80,190,747	$—	$—	$80,190,747

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

There were no transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the three months ended March 31, 2013 and the year ended December 31, 2012.

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

In determining whether a decline in FV below original cost is other-than-temporary, the Company uses a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust’s ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. The Company considers the duration and extent to which the FV is less than cost, as well as the Company’s intent and ability to hold the investment until recovery or, if necessary, to the instrument’s maturity. When determining whether an impairment is other-than-temporary the Company also considers the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors

Accumulated Other Comprehensive (Loss) — Accumulated other comprehensive (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had ($3,253) of net unrealized losses on its investments at December 31, 2012.

Comprehensive (loss) consists of the following components for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net (loss)	$(5,777,932)	$(8,394,732)
Change in unrealized loss on marketable securities	3,253	(16,969)
Total comprehensive (loss)	$(5,774,679)	$(8,411,701)

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

Index

A summary of all stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance- Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2012	3,926	647	604	5,177
2013 grants	—	—	206	206
2013 exercises	(25)	—	(33)	(58)
2013 forfeitures	(81)	(12)	(5)	(98)

Awards outstanding at 3/31/2013	3,820	635	772	5,227

Our statements of comprehensive loss include the following stock-based compensation expense:

	Three months ended March 31,
	2013	2012
Research and development	$154,147	$139,878
General and administrative	589,238	583,322
Operating expense	743,385	723,200
Tax benefit	—	—
Net expense	$743,385	$723,200

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.8 years, was $5.27 million at March 31, 2013.

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

Index

Time-Based Stock Awards

No time-based stock awards were issued during the three months ended March 31, 2013. Historically, the fair value of each time-based award has been estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three months ended March 31, 2012 are shown in the following table:

Three months ended March 31,
2012
Expected volatility	68.0 –72.3%
Expected dividends	0%
Expected terms	6.0 Years
Risk-free interest rate	0.91 –1.3%
Weighted average grant date fair value	$4.87

For the three months ended March 31, 2013, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the three months ended March 31, 2013, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the three months ended March 31, 2013 and 2012 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	3,926	$8.11	5.3	$443
Granted	—	—
Exercised	(25)	4.34
Forfeited or expired	(81)	5.25
Outstanding at March 31, 2013	3,820	8.20	5.1	$659
Exercisable at March 31, 2013	2,878	$9.28	4.1	$104
Vested or expected to vest at March 31, 2013	3,679	$8.20	5.1	$635

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2013 and 2012 was equal to the market price of the underlying common stock on the grant date. A total of 25,000 stock options were exercised during the three months ended March 31, 2013 with an intrinsic value of $48,000, while no stock options were exercised during the three months ended March 31, 2012. The fair value of shares vested during the three months ended March 31, 2013 and 2012 were $0.4 million and $2.3 million, respectively.

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2013 and 2012, the Company recognized $0.3 million and $0.2 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2012	604	$5.68
Granted	206	5.91
Vested and released	(33)	4.72
Forfeited or expired	(5)	5.36

Restricted stock outstanding at March 31, 2013	772	$5.78

Index

As of March 31, 2013 there was an aggregate $2.1 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $136,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $250,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $94,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26, $406,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72, $37,000 unrecognized compensation expense related to unvested restricted stock units under the June 2012 award of 30,000 restricted stock units with a grant-date per-share fair value of $6.59 and  $1.2 million unrecognized compensation expense related to unvested restricted stock units under the March 213 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91.

There were 598,280 unvested restricted stock units outstanding at March 31, 2013. There were 436,624 unvested restricted stock units outstanding at March 31, 2012. The total fair value of restricted stock that vested during the three months ended March 31, 2013 and 2012 was $917,000 and $1.4 million, respectively.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVO (naproxen and esomeprazole magnesium) delayed release tablets, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized all compensation costs for these awards over the expected service period.

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

On October 25, 2012, the Compensation Committee of the Board of as part of the Company’s initiative to retain, award and incentive its employees, approved the performance-based incentive awards for all employees of the Company, including the executive officers. During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. The Company included data and information relating to a lower dose formulation, PA8140, in its NDA. Generation of additional information with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed the submission of the NDA from the original planned submission date in the third quarter of 2012 until the first quarter of 2013.

Index

The Company believes that seeking approval for lower dose formulation in addition to PA32540 will add significant value to the products in the market place. However, the addition of PA8140 to the NDA had an impact on the Company’s ability to achieve one or more of the performance conditions of the PA Incentive Program, including the Company’s ability to submit the NDA by December 31, 2012. Therefore, the Compensation Committee granted the performance-based incentive awards both to compensate the employees for the expected loss of value under the PA Incentive Program, as well as to provide additional incentive to employees to complete the value-added activities required for submission and approval of the lower dose product. The Compensation Committee granted an aggregate of 208,740 restricted stock units to various employees of the Company, including 105,000 restricted stock units granted to the Company’s named executive officers. The restricted stock units are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s lower dose PA product candidate, PA8140. Each of the restricted stock units described about were granted on October 25, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan. Such restricted stock units shall vest in accordance with the following schedule: (a) one-half (1/2) upon the acceptance by the FDA of the filing of an NDA for a lower dose PA product, PA8140, and (b) one-half (1/2) upon approval by the FDA of an NDA for a lower dose PA product, PA8140.

A summary of the performance-based stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2012	647	$6.96
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	8.55

Performance-based outstanding at March 31, 2013	635	$6.93

As of March 31, 2013, there was $1.3 million in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The March 31, 2013 amount is expected to be recognized over the period ending September 30, 2014. Under the PA32540 and PA8140 incentive programs, there were 461,138 unvested performance-based options outstanding at March 31, 2013. No performance-based awards vested during the three months ended March 31, 2013 and 2012. There were 173,700 vested performance-based options outstanding at March 31, 2013. There were 11,579 awards forfeited during the three months ended March 31, 2013, and 27,300 awards forfeited during the three months ended March 31, 2012. No performance-based awards were exercised during the three months ended March 31, 2013 and 2012. At March 31, 2013, the performance-based options had an intrinsic value of $2.1 million and a remaining weighted contractual life of 7.9 years.

Net Loss Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended March 31,
	2013	2012
Basic weighted average shares outstanding	30,336,398	29,975,175
Effect of dilutive employee and director awards	—	—
Diluted weighted-average shares outstanding and assumed conversions	30,336,398	29,975,175

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

At March 31, 2013, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,665,965
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,227,390
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	6,983,355

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $186,600 at March 31, 2013.

New Accounting Pronouncements—In February 2013, the FASB issued a final rule, ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,  related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for the Company in the first quarter of 2013. The adoption of the new accounting rule in the first quarter of 2013 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Contingencies— We and GSK - received Paragraph IV Notice Letters from Par Pharmaceuticals, Inc. ("Par"), Alphapharm Pty Ltd. ("Alphapharm"), Teva Pharmaceuticals, USA, Inc. (“Teva”), and Dr. Reddy's Laboratories, Inc. (“Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Inc. (“Mylan”), had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

Index

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875,872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, Ltd. (“Lupin”) and Anchen Pharmaceuticals, Inc. (“Anchen”) (described below). On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. We are waiting for the Court’s decision. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

Index

On September 19, 2011, we and AstraZeneca received  a Paragraph IV Notice Letter from Anchen informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011, in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson Laboratories, Inc. (“Watson”) informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The companies are evaluating Watson’s Paragraph IV Notice Letter and expect to commence a patent infringement lawsuit against Watson within 45 days of its receipt of such letter.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement appeal by Par, Alphapharm, and Dr. Reddy’s relating to generic versions of Treximet, the patent infringement lawsuit against Sun, or the patent infringement suit against Dr. Reddy’s Lupin and Anchen or the possible infringement suit against Watson relating to a generic version of VIMOVO. We will have to incur additional expenses in connection with the lawsuits relating to VIMOVO. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 7, 2013.

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

Treximet®

We have previously developed Treximet® (sumatriptan / naproxen sodium) in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

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

Index

VIMOVO®

We have developed VIMOVO® (naproxen / esomeprazole magnesium) delayed release tablets with AstraZeneca AB, or AstraZeneca. VIMOVO (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, or OA, rheumatoid arthritis, or RA, and ankylosing spondylitis, or AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

 In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize VIMOVO, which agreement was amended in September 2007 and October 2008. We began the Phase 3 program in September 2007. As part of the program, we conducted two Phase 3 pivotal trials of VIMOVO in patients who are at risk for developing NSAID-associated gastric ulcers, the primary endpoint for which was the reduction in endoscopic gastric ulcers. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for POZEN’s clinical programs. The FDA decided to obtain further advice on this issue and held a meeting of its Gastrointestinal Advisory Board (Advisory Board) on November 4, 2010,  to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated upper gastrointestinal, or UGI, toxicity.

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, the two pivotal trials were completed and met their primary endpoints. In addition to the Phase 3 pivotal trials, we completed a long-term, open label safety study. In 2008 we terminated a non-pivotal smaller study in patients at high risk of gastrointestinal related events from NSAIDs which we believe is not required for approval. We also conducted additional studies at AstraZeneca’s expense.

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In May 2010, we had received a $20.0 million milestone payment when we received FDA Approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Medicines Evaluation Board, or MEB, in the Netherlands, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. As of March 31, 2013, VIMOVO has been filed for regulatory approval in 81 countries, approved in 69 countries and commercially launched in 53 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue.

Our Principal Product Candidates

Our PA product candidates, containing a PPI and aspirin, have completed clinical development testing in the United States. Our PA product candidates are excluded from our agreement with AstraZeneca. We have met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We have completed a study which demonstrated that the salicylic acid, or SA, component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers. The SPA is a process by which the FDA and a company reach agreement on the Phase 3 pivotal trial protocol design, clinical endpoints and statistical analyses that are acceptable to support regulatory approval. In October 2008, the FDA informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. In February 2009, we received written confirmation from the FDA that endoscopic gastric ulcer incidence was an acceptable primary endpoint for the Phase 3 clinical studies we proposed in our SPA for PA32540. The FDA decided to obtain further advice on this issue and held a meeting of its Advisory Board on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI, toxicity, which vote supports the clinical design of the pivotal Phase 3 trials.

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

Index

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013.

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

We are also continuing to evaluate how best to commercialize other PA product candidates and programs and our chief commercial officer is evaluating the commercial opportunities for these product candidates. We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA containing 650 mg of enteric coated aspirin and 20 mg of omeprazole (PA65020) for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. The FDA advised us that we will need to demonstrate a reduction in gastric ulcers compared to aspirin alone in a replicate Phase 3 program similar to that we performed for VIMOVO, in addition to a study to establish efficacy of the product in the treatment of osteoarthritis.

We have also met with a European country that served as the reference member state for approval of VIMOVO in Europe to obtain guidance on a clinical development program for approval of PA65020 in the Europe. We were advised that Phase 3 endoscopic trials demonstrating a reduction in gastric ulcers would not be required in addition to an osteoarthritis efficacy study since omeprazole’s actions on gastric ulcers has been well characterized. Instead, Phase 1 studies assessing pharmacokinetics and gastric acid suppression could be used to support the benefit of omeprazole as a component of PA65020.

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB, in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

Index

As part of our ongoing, evaluation of the commercial potential of our PA product candidates, we may also conduct further studies for these and other PA indications when adequate funds are available. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2013, our accumulated deficit was approximately $105.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 66% of our total operating expenses. For the three months ended March 31, 2013, our research and development expenses represented approximately 50% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of AstraZeneca to successfully commercialize VIMOVO globally;
•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;
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

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer is evaluating the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enables us to conduct pre-commercialization activities prior to licensing these products to commercial partners. Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included elsewhere in this Quarterly Report on Form 10-Q. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $2.6 million for the three months ended March 31, 2013, and $3.0 million for the three months ended March 31, 2012. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $0.9 million for the three months ended March 31, 2013, and $1.0 million for the three months ended March 31, 2012. Total compensation included $0.2 million, and $0.1 million charge for non-cash compensation for stock option expense for the three months ended March 31, 2013, and March 31, 2012, respectively. Other research and development department costs were $0.1 million for the three months ended March 31, 2013, and March 31, 2012.

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

PN/VIMOVO Program

Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We initially conducted studies with two PN product formulations in this program - PN 100, a combination of the PPI lansoprazole and the NSAID naproxen, and PN 200, a combination of the PPI omeprazole and naproxen, prior to entering into our collaboration with AstraZeneca. Our present development and commercialization efforts under the PN program are covered under our exclusive collaboration agreement with AstraZeneca, which we entered into on August 1, 2006 and which was amended in September 2007 and October 2008. Our agreement with AstraZeneca covers the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

Index

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of March 31, 2013, VIMOVO has been filed for regulatory approval in 81 countries, approved in 69 countries and commercially launched in 53 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

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

We incurred direct development costs associated with the development of our PA program of $2.6 million during the three months ended March 31, 2013. We incurred total direct development cost of $67.5 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

Index

GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, GSK will pay us two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. GSK will pay us royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety days’ written notice to us for any reason or no reason. Among the contract breaches that would entitle us to terminate the agreement is GSK’s determination not to further develop or to launch the combination product under certain circumstances. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL have petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On March 31, 2013 we earned $1.4 million of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

Index

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the case against Lupin, and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, The District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca AB received  Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.

Index

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson Laboratories, Inc. (“Watson”) informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The companies are evaluating Watson’s Paragraph IV Notice Letter and expect to commence a patent infringement lawsuit against Watson within 45 days of its receipt of such letter.

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

Index

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net loss per share: Net loss attributable to common stockholders for the three months ended March 31, 2013 was $(5.8) million or $(0.19) per share, on a basic and diluted basis, as compared to a net loss of $(8.4) million, or $(0.28) per share, on a basic and diluted basis, for the three months ended March 31, 2012. The net loss for the three months ended March 31, 2013 included a $(0.7) million or $(0.02) per share charge for non-cash stock-based compensation expense as compared to $(0.7) million or $(0.02) per share for the same period of 2012.

Revenue: We recognized total revenue of $1.4 million for the three months ended March 31, 2013 as compared to total revenue of $1.3 million for the three months ended March 31, 2012. The increase in revenue was due to an increase in VIMOVO royalty revenue.

Research and development: Research and development expenses decreased by $0.5 million to $3.6 million for the three months ended March 31, 2013 as compared to the same period of 2012. Direct development costs for the PA program decreased by $0.3 million to $2.6 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended March 31, 2013 as compared to the same period of 2012. POZEN did pay and expense $2.0 million for the NDA filing fee in March 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $2.0 million to $3.6 million for the three months ended March 31, 2013 as compared to the same period of 2012. The decrease was due primarily to a decrease in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2012. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $25,000 and $69,000 for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2013, and our effective tax rate was 0% for the three month period ended March 31, 2013. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

At March 31, 2013, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2013 and 2012, there were no such interest and penalties.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents totaled $80.2 million, a decrease of $7.1 million compared to December 31, 2012. The decrease in cash was primarily due to cash payments including $4.0 million related to compensation, $2.0 million FDA filing fee, and $2.5 million in operating costs. This is offset by the receipt of $1.4 million for VIMOVO royalty. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks.

We received $1.4 million in operating cash during the three months ended March 31, 2013 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet included a $1.4 million accounts receivable for royalty under the AstraZeneca agreement.

Index

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $7.1 million and $12.7 million for three months ended March 31, 2013 and March 31, 2012, respectively. Net cash provided by investing activities during the three months ended March 31, 2013 totaled $18.8 million, and net cash used in investing activities for the three months ended March 31, 2012 totaled $35.9 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the three months ended March 31, 2013 totaled less than $0.1 million and there was no activity during the three months ended March 31, 2012. Cash required for our operating activities during 2013 is projected to decrease from our 2012 requirements as a result of decreased development and pre-commercialization activities. During the three months ended March 31, 2013 and March 31, 2012 we recorded non-cash stock-based compensation expense of $0.7 million associated with the grant of stock options and restricted stock.

As of March 31, 2013, we had $80.2 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140, and our planned level of business activities, for the next twelve months. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2013 and 2014 are not expected to exceed the net level of our operating expenses in 2012, but may exceed the 2012 level should we decide to conduct additional development work.

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

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (described below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent and U.S. Patent No. 5,900,424, or the '424 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter  from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and  the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

 On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The companies are evaluating Watson’s Paragraph IV Notice Letter and expect to commence a patent infringement lawsuit against Watson within 45 days of its receipt of such letter.

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

AstraZeneca has recently informed us that it has decided to cease their marketing efforts for VIMOVO in many territories.

We have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $105.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue. We may also receive milestone and royalty payments under our agreements with Cilag.

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

Index

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

Changes in policy or interpretation also may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believed that the results demonstrated bioequivalence, but the FDA did not agree. However, the FDA did agree that the results from this Phase 1 study, together with additional information that will be submitted by the Company in the NDA for the product, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca had the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products.

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, they may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we have followed the FDA’s suggestion to seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540.

Index

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of our products that we develop or acquire. We have received Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet. We have also received Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of VIMOVO. We filed patent infringement lawsuits in response to these ANDAs that has led and will continue to lead to costly and time consuming patent litigation.

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

Litigation Relating to Treximet

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products.

Index

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The case is in the discovery phase. The parties have agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation.

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

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case is currently in the discovery phase and initial claim construction positions have been exchanged. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents.   On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

Index

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. The companies are evaluating Watson’s Paragraph IV Notice Letter and expect to commence a patent infringement lawsuit against Watson within 45 days of its receipt of such letter.

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

Index

We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., Cilag for the development and commercialization of MT 400 in certain countries in Latin America., and a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH (“Desitin”) for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. Under the Purchase Agreement with CII, CII will receive the proceeds, if any, from our litigation regarding Treximet. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, and Anchen, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin and Anchen in the United States District Court for the District of New Jersey.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, or otherwise determines that cost of promoting our product is not profitable in one or more countries of the licensed territory, the collaborator may withdraw promotional support for our product candidate in such countries or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties.  We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We are currently assessing the financial impact this decision will have on our royalty revenue. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with AstraZeneca is subject to this risk. Under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are in the litigation against Sun or other companies who may file ANDAs for Treximet, such companies could market a generic version of the product prior to the expiration of our patents. In addition, we and AstraZeneca have received Paragraph IV Notice Letters from Dr. Reddy’s, Lupin, Anchen and Watson informing us that they had filed ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of our and AstraZeneca’s patents and have filed suit against Dr. Reddy’s, Lupin and Anchen in the United States District Court for the District of New Jersey and expect to commence a patent infringement lawsuit against Watson within 45 days of our receipt of Watson’s Paragraph IV notice letter.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin and Anchen in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents and expect to commence a patent infringement lawsuit against Watson within 45 days of our receipt of Watson’s Paragraph IV notice letter. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin and Anchen, which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets. Under the Purchase Agreement with CII, CII shall receive the proceeds, if any, from our outstanding litigation concerning Treximet and CII shall also assume financial responsibility for such litigation.

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

Our operating expenses for the three months ended March 31, 2013 totaled $7.2 million, including non-cash compensation expense of $0.7 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2010 through 2012, our average annual operating expenses (including average non-cash deferred compensation of $ 2.9 million) were $40.7 million ($40.6 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of March 31, 2013, we had an aggregate of $80.2 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond the 2012 level or currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital.

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

We may be unable to raise additional equity funds when we desire to do so, due to unfavorable market conditions in our industry or generally, or due to other unforeseen developments in our business. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy. Further, to the extent that we obtain additional funding through collaboration and licensing arrangements, it may be necessary for us to give up valuable rights to our development programs or technologies or grant licenses on terms that may not be favorable to us.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through April 20, 2013, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 17% of our outstanding share are held by three other stockholders, with no one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective February 22, 2012, for an offering under which we may register up to 8,500,000 shares of our common stock for sale to the public in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement may offer up to 500,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended March 31, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

May 8, 2013	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 8, 2013	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 8, 2013	By:	/s/ JOHN E. BARNHARDT
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

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended March 31, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.