Form 10-K/A
period 2012-12-31
POZEN INC /NC
filed 2013-07-02
CIK 1059790

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2012 was approximately $166,125,573. As of February 21, 2013, there were outstanding 30,346,861 shares of common stock.

EXPLANATORY NOTE

POZEN Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed on March 7, 2013, in order to correct an error on the cover page. When reporting the Company’s outstanding shares of common stock, the date and shares were inadvertently reported as outstanding as of February 21, 2012. The correct date is February 21, 2013, and the sentence should have read: As of February 21, 2013, there were outstanding 30,346,861 shares of common stock. The cover page on this Form 10-K/A has been corrected.

This report is limited in scope to the items identified above and should be read in conjunction with the Annual Report on Form 10-K. This report does not reflect events occurring after the filing of the Annual Report on Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Annual Report on Form 10-K in any way.

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules:

3.	List of Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

POZEN Inc.

Date: July 2, 2013	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 2, 2013

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	July 2, 2013

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Accounting Officer)	July 2, 2013

/s/ Neal F. Fowler	Director	July 2, 2013
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	July 2, 2013
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	July 2, 2013
Kenneth B. Lee Jr.

/s Martin Nicklasson	Director	July 2, 2013
Martin Nicklasson

/s/ Seth A. Rudnick	Director	July 2, 2013
Seth A. Rudnick