Form 10-Q
period 2013-06-30
POZEN INC /NC
filed 2013-08-07
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 30,464,898.

POZEN Inc.
FORM 10-Q

For the Three and Six Months Ended June 30, 2013

i

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,931,505	$68,416,308
Short-term investments	—	18,898,136
Accounts receivable	1,651,000	1,352,000
Prepaid expenses and other current assets	263,550	858,423
Total current assets	78,846,055	89,524,867
Property and equipment, net of accumulated depreciation	54,957	71,945
Total assets	$78,901,012	$89,596,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,820	$1,231,761
Accrued compensation	1,150,159	2,574,334
Accrued expenses	1,346,768	1,456,055
Deferred revenue	257,300	257,300
Total current liabilities	3,089,047	5,519,450

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,464,898 and 30,321,861 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30,465	30,322
Additional paid-in capital	185,418,294	183,921,159
Accumulated other comprehensive loss	—	(3,253)
Accumulated deficit	(109,636,794)	(99,870,866)
Total stockholders’ equity	75,811,965	84,077,362
Total liabilities and stockholders’ equity	$78,901,012	$89,596,812

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Licensing revenue	$1,651,000	$1,768,000	$3,066,000	$3,057,000

Operating expenses:
Selling, general and administrative	3,713,032	4,070,707	7,347,076	9,718,630
Research and development	1,941,346	2,874,068	5,525,286	6,978,514

Total operating expenses	5,654,378	6,944,775	12,872,362	16,697,144

Interest and other income	15,382	72,663	40,434	141,300

Net loss attributed to common stock	$(3,987,996)	$(5,104,112)	$(9,765,928)	$(13,498,844)

Basic and diluted net loss per common share	$(0.13)	$(0.17)	$(0.32)	$(0.45)

Shares used in computing basic and diluted net loss per common share	30,403,670	29,998,006	30,370,034	29,986,590

Comprehensive loss	$(3,987,996)	$(5,105,262)	$(9,762,675)	$(13,516,963)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(9,765,928)	$(13,498,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,484	22,367
Loss on sale of fixed assets	3,155	1,535
Bond amortization income	63,389	778,301
Noncash compensation expense	1,640,855	1,493,478
Changes in operating assets and liabilities:
Accounts receivable	(299,000)	(138,000)
Prepaid expenses and other current assets	594,873	(159,756)
Accounts payable and other accrued expenses	(2,430,402)	(6,435,586)

Net cash used in operating activities	(10,177,574)	(17,936,505)

Investing activities
Purchase of equipment	(1,652)	(12,578)
Purchase of investments	—	(35,922,138)
Maturities of investments	18,838,000	—

Net cash provided by (used in) investing activities	18,836,348	(35,934,716)

Financing activities
Proceeds from issuance of common stock	108,500	153,243
Payments related to net settlement of stock-based awards	(252,077)	—

Net cash provided by (used in) financing activities	(143,577)	153,243

Net increase (decrease) in cash and cash equivalents	8,515,197	(53,717,978)
Cash and cash equivalents at beginning of period	68,416,308	104,990,723

Cash and cash equivalents at end of period	$76,931,505	$51,272,745

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

We have decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. Our commercialization strategy for PA is to find a commercial partner in the United States who shares our vision for the commercialization of the product. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in assisting life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to return to our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2013 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Index
Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.3 million at June 30, 2013 and $1.7 million at June 30, 2012. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights, licensing revenues consisting of royalty revenues and other licensing revenues, and development revenues.

Sale of royalty rights last occurred in the year ended December 31, 2011 and reflected the U.S. sales of MT 400, including Treximet® (sumatriptan / naproxen sodium), for which the Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the quarters ended June 30, 2013.

Licensing revenue for the three and six months ended June 30, 2013 was $1.7 million and $3.1 million, respectively, and consisted of VIMOVO royalty revenue. Licensing revenue for the three and six months ended June 30, 2012 was $1.8 million and $3.1 million, respectively.

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

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been satisfied, which we expect to occur later this year.

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

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the three months ended June 30, 2013 and 2012, the Company had $15,400 and $72,700, respectively, of interest, bond amortization and other income. For the six months ended June 30, 2013 and 2012, the Company had $40,400 and $141,300, respectively, of interest, bond amortization and other income. As of June 30, 2013, there were no short-term investments.  As of June 30, 2012, there were no investments in a significant unrealized loss position.

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

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of June 30, 2013.

Investments consisted of the following as of December 31, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments - Corporate debt securities	$18,901,389	$58	$(3,311)	$18,898,136

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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at June 30, 2013 and December 31, 2012. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

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

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of June 30, 2013:

	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$76,931,505	$—	$—	$76,931,505

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

There were no transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

Comprehensive loss consists of the following components for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(3,987,996)	$(5,104,112)	$(9,765,928)	$(13,498,844)
Change in unrealized gain (loss) on marketable securities	―	(1,150)	3,253	(18,119)
Total comprehensive loss	$(3,987,996)	$(5,105,262)	$(9,762,675)	$(13,516,963)

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

Index
A summary of all stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance -Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2012	3,926	647	604	5,177
2013 grants	25	—	231	256
2013 exercises	(25)	(105)	(63)	(193)
2013 forfeitures	(167)	(12)	(5)	(184)

Awards outstanding at 6/30/2013	3,759	530	767	5,056

Our statements of comprehensive loss include the following stock-based compensation expense:

	Three months ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Research and development	$117,370	$149,976	$271,517	$289,854
General and administrative	780,100	620,300	1,369,338	1,203,622
Operating expense	897,470	770,276	1,640,855	1,493,476
Tax benefit	—	—	—	—
Net expense	$897,470	$770,276	$1,640,855	$1,493,476

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.7 years, was $4.24 million at June 30, 2013.

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

Index
Time-Based Stock Awards

No time-based stock awards were issued during the three months ended June 30, 2013. Historically, the fair value of each time-based award has been estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and six months ended June 30, 2013 and 2012 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected volatility	63.7%	68.0 –73.5%	63.7%	68.0 –72.3%
Expected dividends	0%	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	1.25%	0.91%	1.25%	0.91–1.33%

For the three and six months ended June 30, 2013 and 2012, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the three and six months ended June 30, 2013 and 2012, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the three and six months ended June 30, 2013 and 2012 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	3,926	$8.11	5.3	$443
Granted	—	—
Exercised	(25)	4.34
Forfeited or expired	(81)	5.25
Outstanding at March 31, 2013	3,820	8.20	5.1	$659
Exercisable at March 31, 2013	2,878	$9.28	4.1	$104
Vested or expected to vest at March 31, 2013	3,679	$8.20	5.1	$635
Granted	25	5.42
Exercised	—	—
Forfeited or expired	(86)	10.39
Outstanding at June 30, 2013	3759	8.13	4.9	$415
Exercisable at June 30, 2013	2819	$9.22	3.9	$62
Vested or expected to vest at June 30, 2013	3618	$8.13	4.9	$400

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three and six months ended June 30, 2013 and 2012 was equal to the market price of the underlying common stock on the grant date. No stock options were exercised during the three months ended June 30, 2013, while a total of 25,000 stock options were exercised during the six months ended June 30, 2013.

Restricted Stock and Restricted Stock Units

For the three and six months ended June 30, 2013, the Company recognized $0.3 million and $0.6 million, respectively, in compensation expense related to restricted stock units.

Index
A summary of the restricted stock awards as of June 30, 2013, and changes during the three and six months ended June 30, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2012	604	$5.68
Granted	206	5.91
Vested and released	(33)	4.72
Forfeited or expired	(5)	5.36
Restricted stock outstanding at March 31, 2013	772	$5.78
Granted	25	5.42
Vested and released	30	6.59
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2013	767	$5.74

As of June 30, 2013 there was an aggregate $1.9 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $100,348 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $217,813 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $44,310 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 267,026 restricted stock units with a grant-date per-share fair value of $2.26, $297,250 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72, $1.1 million unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, and $127,972 unrecognized compensation expense related to unvested restricted stock units under the June 2013 award of 25,000 restricted stock units with a grant-date per-share fair value of $5.42.

There were 593,280 unvested restricted stock units outstanding at June 30, 2013. There were 597,136 unvested restricted stock units outstanding at June 30, 2012. The total fair value of restricted stock that vested during the six months ended June 30, 2013 was $163,000.

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

Index
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

A summary of the performance-based stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2012	647	$6.96
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	8.55

Performance-based outstanding at March 31, 2013	635	$6.93
Granted	—	—
Exercised	(105)	6.29
Forfeited or expired	—	—

Performance-based outstanding at June 30, 2013	530	$7.06

As of June 30, 2013, there was $726,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The June 30, 2013 amount is expected to be recognized over the period ending September 30, 2014. Under the PA32540 and PA8140 incentive programs, there were 303,638 unvested performance-based options outstanding at June 30, 2013. A total of 105,000 performance-based awards vested during the six months ended June 30, 2013 and no performance-based awards vested during the six months ended June 30, 2012. There were 173,700 vested performance-based options outstanding at June 30, 2013. There were 11,579 awards forfeited during the six months ended June 30, 2013, and 27,300 awards forfeited during the six months ended June 30, 2012. A total of 105,000 performance-based awards were exercised during the six months ended June 30, 2013 and no performance-based awards were exercised during the six months ended June 30, 2012. At June 30, 2013, the performance-based options had an intrinsic value of $1.6 million and a remaining weighted contractual life of 7.4 years.

Net Loss Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Index
Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	30,403,670	29,998,006	30,370,034	29,986,590
Effect of dilutive employee and director awards	—	—	—	—
Diluted weighted-average shares outstanding and assumed conversions	30,403,670	29,998,006	30,370,034	29,986,590

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

At June 30, 2013, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,701,715
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,056,640
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	6,848,355

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $170,019 at June 30, 2013.

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

Index
Contingencies— We and GSK - received Paragraph IV Notice Letters from Par Pharmaceuticals, Inc. ("Par"), Alphapharm Pty Ltd. ("Alphapharm"), Teva Pharmaceuticals, USA, Inc. (“Teva”), and Dr. Reddy's Laboratories, Inc. (“Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Inc. (“Mylan”), had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.  The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16, 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review.

On November 23, 2011, the Company entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy and Sun.

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
On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.  On May 5, 2013, this case was consolidated with the originally filed DRL case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid.  DRL has not yet responded to that Motion.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson Laboratories, Inc. (“Watson”) informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan Pharmaceuticals, Inc. (“Mylan”) informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates.  The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

Index
As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement suit against Dr. Reddy’s Lupin, Anchen, Watson and Mylan relating to a generic version of VIMOVO. We will have to incur additional expenses in connection with the lawsuits relating to VIMOVO. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We have decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer is responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. Our commercialization strategy for PA in the United States is to find a commercial partner who shares our vision for commercialization of the products. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to continue our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

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

Index
Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII assumed financial responsibility for and will receive the proceeds, if any, from our patent litigation concerning Treximet concerning Treximet against Par Alphapharm, Dr. Reddy’s and Sun.

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

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In May 2010, we had received a $20.0 million milestone payment when we received FDA Approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Medicines Evaluation Board, or MEB, in the Netherlands, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States and countries then proceeded to pursue pricing and reimbursement and national approvals. As of June 30, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue.

Index
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

Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, was a significant reduction in the cumulative incidence of gastric ulcers following administration of PA32540 vs. 325 mg enteric-coated aspirin over the six-month treatment period. The primary endpoint was met in both studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking PA32540 compared to 325 mg enteric-coated aspirin. Reported adverse events were consistent with the trial population and the known adverse event profile of aspirin and omeprazole. The one-year, long-term safety study, which included approximately 379 subjects, was completed in 2012. Final results from the long-term safety study show adverse events consistent with what would be expected in this population requiring cardio-aspirin therapy and with the known safety profile of the PA components.

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

Index
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

The Company has generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company filed this existing data and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and intends to file additional CMC data to be generated.. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. The Company has no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review.  The FDA has assigned a user fee date of January 24, 2014.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB, in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient.  The Company conducted the bioequivalence study of PA10040 compared to a European low-dose form of EC aspirin 100 mg. Based on guidance acceptable to EMA (European Medicines Agency), the study demonstrated that PA10040 is bioequivalent to EC aspirin 100 mg using predetermined criteria for highly variable drugs. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

As part of our ongoing, evaluation of the commercial potential of our PA product candidates, we may also conduct further studies for these and other PA indications when adequate funds are available. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2013, our accumulated deficit was approximately $109.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 66% of our total operating expenses. For the six months ended June 30, 2013, our research and development expenses represented approximately 43% of our total operating expenses.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $3.9 million for the six months ended June 30, 2013, and $4.8 million for the six months ended June 30, 2012. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.5 million for the six months ended June 30, 2013, and $1.9 million for the six months ended June 30, 2012. Total compensation included $0.3 million, and $0.3 million charge for non-cash compensation for stock option expense for the six months ended June 30, 2013, and June 30, 2012, respectively. Other research and development department costs were $0.1 million, and $0.3 million for the six months ended June 30, 2013, and June 30, 2012.

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

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s, and Sun

On March 21, 2011, we entered into a license agreement with Cilag GmbH International, or Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Under the terms of the agreement, Cilag made a nominal, initial upfront payment, which is refundable under certain conditions, and that payment to be followed by a nominal milestone payment upon the approval of MT 400 by the National Health Surveillance Agency of Brazil. We will also receive a high single digit royalty on net sales of MT 400 during the first 10 years of sales, followed by a low single digit royalty during the next 5 years. Cilag will be responsible for the manufacturing, development and commercialization of MT 400.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of June 30, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue.

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

Index
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

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company filed this existing data and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA, and intends to file additional CMC data to be generated. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review our NDA for the products.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA has assigned a user fee goal date of January 24, 2014.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. The Company conducted the bioequivalence study of PA10040 compared to a European low-dose form of EC aspirin 100 mg. Based on guidance acceptable to EMA (European Medicines Agency), the study demonstrated that PA10040 is bioequivalent to EC aspirin 100 mg using predetermined criteria for highly variable drugs.  The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

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

We incurred direct development costs associated with the development of our PA program of $3.9 million during the six months ended June 30, 2013. We incurred total direct development cost of $68.8 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index
We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review.

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, and Dr. Reddy’s, and Sun.

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

Index
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

On June 30, 2013 we earned $1.7 million of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue.

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

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed DRL case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid.  DRL has not yet responded to that Motion

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson Laboratories, Inc. (“Watson”) informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates.  The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

Index
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

The Supply Agreement and Capital Agreement were amended on July 10, 2013.  The First Amendment to the Manufacturing and Services Agreement (the “Amendment to the Supply Agreement”) expressly incorporates the Company’s PA8140 product candidate into the Supply Agreement. The Amendment to the Supply Agreement also clarifies that the manufacturing services contemplated by the Supply Agreement include the manufacture of validation batches, but the placing of an order for such validation batches will not trigger the Commencement Date of the Initial Term (each as defined in the Supply Agreement), updates pricing for the Company’s PA32540 product candidate and a incorporates a new pricing schedule for PA8140, as well as other conforming changes to the Supply Agreement. The First Amendment to the Capital Expenditure and Equipment Agreement (the “Amendment to the Capital Agreement”), replaces the existing Schedule A of the Capital Agreement, which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule which reflects the parties’ current assumptions regarding the need for and timing of capital equipment expenditures based upon Patheon’s current and anticipated production capacity and current volume projections for the PA32540 and PA8140. Under the terms of the Capital Agreement, the Company was previously required to contribute to the cost of such additional capital equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.  Pursuant to the terms of the Amendment to the Capital Agreement, the parties have agreed to reduce the amount of such maximum expenditure to approximately $1.2 million dollars in light of the revised capacity and volume assumptions.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Net loss per share: Net loss attributable to common stockholders for the three months ended June 30, 2013 was $(4.0) million or $(0.13) per share, on a basic and diluted basis, as compared to a net loss of $(5.1) million, or $(0.17) per share, on a basic and diluted basis, for the three months ended June 30, 2012. The net loss for the three months ended June 30, 2013 included a $(0.9) million or $(0.03) per share charge for non-cash stock-based compensation expense as compared to $(0.8) million or $(0.03) per share for the same period of 2012.

Index
Revenue: We recognized total revenue of $1.7 million for the three months ended June 30, 2013 as compared to total revenue of $1.8 million for the three months ended June 30, 2012. The decrease in revenue was due to the receipt of $0.5 million MT400 licensing fee in 2012, partially offset by an increase of VIMOVO royalty revenue in 2013.

Research and development: Research and development expenses decreased by $0.9 million to $1.9 million for the three months ended June 30, 2013 as compared to the same period of 2012. Direct development costs for the PA program decreased by $0.4 million to $1.3 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended June 30, 2013 as compared to the same period of 2012. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $0.3 million to $3.7 million for the three months ended June 30, 2013 as compared to the same period of 2012. The decrease was due primarily to a decrease in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2012. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $15,400 and $72,700 for the three months ended June 30, 2013 and 2012, respectively.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Net loss per share: Net loss attributable to common stockholders for the six months ended June 30, 2013 was $(9.8) million or $(0.32) per share, on a basic and diluted basis, as compared to a net loss of $(13.5) million, or $(0.45) per share, on a basic and diluted basis, for the six months ended June 30, 2012. The net loss for the six months ended June 30, 2013 included a $(1.6) million or $(0.05) per share charge for non-cash stock-based compensation expense as compared to $(1.5) million or $(0.05) per share for the same period of 2012.

Revenue: We recognized total revenue of $3.1 million for the six months ended June 30, 2013 as compared to total revenue of $3.1 million for the six months ended June 30, 2012.

Research and development: Research and development expenses decreased by $1.5 million to $5.5 million for the six months ended June 30, 2013 as compared to the same period of 2012. Direct development costs for the PA program decreased by $0.9 million to $3.9 million, primarily due to the completion of clinical trial activities and other product development activities during the six months ended June 30, 2013 as compared to the same period of 2012. POZEN paid and expensed $2.0 million for the NDA filing fee in March 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $2.4 million to $7.3 million for the six months ended June 30, 2013 as compared to the same period of 2012. The decrease was due primarily to a decrease in pre-commercialization market research and medical affairs expenses, as compared to the same period of 2012. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $40,400 and $141,300 for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2013, and our effective tax rate was 0% for the six month period ended June 30, 2013. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

Index
At June 30, 2013, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2013 and 2012, there were no such interest and penalties.

Liquidity and Capital Resources

At June 30, 2013, cash, cash equivalents and short-term investments totaled $76.9 million, a decrease of $10.4 million compared to December 31, 2012. The decrease in cash was primarily due to cash payments including $5.7 million related to compensation, $2.0 million FDA filing fee, and $5.5 million in operating costs. This is offset by the receipt of $2.8 million for VIMOVO royalty. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks.

We received $2.8 million in operating cash during the six months ended June 30, 2013 pursuant to the terms of our collaboration agreement with AstraZeneca. In addition, our balance sheet included a $1.7 million accounts receivable for royalty under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $10.2 million and $17.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Net cash provided by investing activities during the six months ended June 30, 2013 totaled $18.8 million, and net cash used in investing activities for the six months ended June 30, 2012 totaled $35.9 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the six months ended June 30, 2013 totaled $0.1 million and $0.2 million during the six months ended June 30, 2012. Cash required for our operating activities during 2013 is projected to decrease from our 2012 requirements as a result of decreased development and pre-commercialization activities. During the six months ended June 30, 2013 and June 30, 2012 we recorded non-cash stock-based compensation expense of $1.6 million and $1.5 million associated with the grant of stock options and restricted stock.

As of June 30, 2013, we had $76.9 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140, and our planned level of business activities, for the next twelve months. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2013 and 2014 are expected to decline from the net level of our operating expenses in 2012, but may exceed the 2012 level should we decide to conduct additional development work.

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

Index
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

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

Index
On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s, and Sun.

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

Index
On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed DRL case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid.  DRL has not yet responded to that Motion.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates.  The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

The filing of these patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s, Lupin Anchen, Watson and Mylan resulted in the FDA automatically instituting a stay, or bar, of approval of their respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the defendants, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

Index
We have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $109.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We will continue to assess the financial impact this decision will have on our royalty revenue. We may also receive milestone and royalty payments under our agreements with Cilag.

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

Index
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

Litigation Relating to Treximet

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and DRL. The ʼ183 patent was not asserted against Alphapharm. Par and DRL has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s, and Sun.

Index
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
On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. Although a schedule has yet to be set in the case, the parties have agreed to consolidate this case with the original case against Dr. Reddy’s. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as DRL’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed DRL case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid.  DRL has not yet responded to that Motion.

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

Index
On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO™ before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates.  The patents are listed with respect to VIMOVO™ in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

The filing of these patent infringement lawsuit within forty-five days of receipt of the Notice Letter from Dr. Reddy’s, Lupin, Anchen, Watson and Mylan resulted in the FDA automatically instituting a stay, or bar, of approval of their respective ANDAs for up to 30 months or until a final court decision is entered in the infringement suit in favor of the defendants, whichever occurs first. VIMOVO currently has regulatory exclusivity through April 30, 2013. VIMOVO may be eligible for an additional six months of exclusivity upon the completion of certain pediatric studies.

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

We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., and Cilag for the development and commercialization of MT 400 in certain countries in Latin America., and a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH (“Desitin”) for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. Under the Purchase Agreement with CII, CII would receive the proceeds, if any, from our patent litigation regarding Treximet. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the United States District Court for the District of New Jersey.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, or otherwise determines that cost of promoting our product is not profitable in one or more countries of the licensed territory, the collaborator may withdraw promotional support for our product candidate in such countries or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreement with AstraZeneca is subject to this risk. Under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures.

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

Index
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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are in the litigation against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan or other companies who may file ANDAs for VIMOVO, such companies could market a generic version of the product prior to the expiration of our and AstraZeneca’s patents.

In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our products, any patents that protect our product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us.

In certain territories outside the U.S., our issued patents may be subject to opposition by competitors within a certain time after the patent is issued. Such opposition proceedings and related appeals may not be resolved for several years, and may result in the partial or total revocation of the issued patent. For example, in October 2005 oppositions were filed against our issued European patent for MT 400 by Merck & Co., Inc. and Almirall Prodesfarma asserting that the European patent should not have been granted. As a result of these oppositions and subsequent proceedings, the European Patent Office found that claims relating to combinations of sumatriptan and naproxen for the treatment of migraine were valid. However, broader claims relating to certain other 5-HT 1B/1D agonists and long-acting NSAIDs were held to be insufficiently supported by the presently available technical evidence. In addition, in April 2011, oppositions were also filed against our issued European patent for VIMOVO and our PA Products by Chatfield Laboratories and Strawman Limited asserting that the European patent should not have been granted. Strawman Limited subsequently withdrew from the opposition. Following oral proceedings, the Opposition Division of the European Patent Office found that claims relating to the combination of PPIs and NSAIDs are valid. Chatfield Laboratories did not appeal this decision.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets. Under the Purchase Agreement with CII, CII would receive the proceeds, if any, from our patent litigation concerning Treximet and CII also assumed financial responsibility for such litigation.

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

Index
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

Index
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

Our operating expenses for the six months ended June 30, 2013 totaled $12.9 million, including non-cash compensation expense of $1.6 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2010 through 2012, our average annual operating expenses (including average non-cash deferred compensation of $ 2.9 million) were $40.7 million ($40.6 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of June 30, 2013, we had an aggregate of $76.9 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond the 2012 level or currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital.

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

Index
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

Index
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

Index
•	developments in patent or other proprietary rights;
•	developments in our relationships with collaborative partners;
•	announcements by our collaborative partners regarding our products or product candidates;
•	developments in new or pending litigation;
•	public concern as to the safety and efficacy of our products; and
•	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through August 1, 2013, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 14% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 28% of our outstanding share are held by three other stockholders, with two stockholders beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective February 22, 2012, for an offering under which we may register up to 8,500,000 shares of our common stock for sale to the public in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement may offer up to 500,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

Item 4.Mine Safety Disclosure

Not Applicable.

Index
Item 6. Exhibits

Exhibit Number	Description
10.1	First Amendment To Capital Expenditure And Equipment Agreement between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013. *†
10.2	First Amendment to Manufacturing Services Agreement between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013. *†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended June 30, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended June 30, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.

†  Confidential treatment requested.  Confidential materials omitted and filed separately with Securities and Exchange Commission.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

August 7, 2013	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

August 7, 2013	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 7, 2013	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment To Capital Expenditure And Equipment Agreement between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013. *†
10.2	First Amendment to Manufacturing Services Agreement between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013. *†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended June 30, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended June 30, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.

†  Confidential treatment requested.  Confidential materials omitted and filed separately with Securities and Exchange Commission.