Form 10-Q/A
period 2013-06-30
POZEN INC /NC
filed 2013-10-28
CIK 1059790

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

EXPLANATORY NOTE

POZEN Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 7, 2013 (the “Form 10-Q”), as an exhibit only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 is being filed solely to re-file Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This report does not reflect events occurring after the filing of the Form 10-Q and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-Q in any way.

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

POZEN Inc.
(Registrant)

October 25, 2013	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

October 25, 2013	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

October 25, 2013	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer