Form 10-Q
period 2013-09-30
POZEN INC /NC
filed 2013-11-06
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2013 was 30,507,451.

POZEN Inc.
FORM 10-Q

For the Three and Nine Months Ended September 30, 2013

i

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$89,695,509	$68,416,308
Short-term investments	—	18,898,136
Accounts receivable	1,583,000	1,352,000
Prepaid expenses and other current assets	105,565	858,423
Total current assets	91,384,074	89,524,867
Property and equipment, net of accumulated depreciation	47,813	71,945
Total assets	$91,431,887	$89,596,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984,539	$1,231,761
Accrued compensation	1,924,833	2,574,334
Accrued expenses	1,693,335	1,456,055
Deferred revenue	12,257,300	257,300
Total current liabilities	16,860,007	5,519,450
Long-term liabilities:
Deferred revenue	2,000,000	—
Total liabilities	18,860,007	5,519,450

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,507,451 and 30,321,861 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	30,507	30,322
Additional paid-in capital	186,945,360	183,921,159
Accumulated other comprehensive loss	—	(3,253)
Accumulated deficit	(114,403,987)	(99,870,866)
Total stockholders’ equity	72,571,880	84,077,362
Total liabilities and stockholders’ equity	$91,431,887	$89,596,812

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Licensing revenue	$2,583,000	$940,000	$5,649,000	$3,997,000

Operating expenses:
Selling, general and administrative	5,182,501	4,444,194	12,529,577	14,162,824
Research and development	2,181,689	2,256,450	7,706,975	9,234,964

Total operating expenses	7,364,190	6,700,644	20,236,552	23,397,788

Interest and other income	13,997	65,300	54,431	206,600

Net loss attributable to common stockholders	$(4,767,193)	$(5,695,344)	$(14,533,121)	$(19,194,188)

Basic and diluted net loss per common share	$(0.16)	$(0.19)	$(0.48)	$(0.64)

Shares used in computing basic and diluted net loss per common share	30,476,562	30,084,315	30,405,543	30,019,165

Comprehensive loss	$(4,767,193)	$(5,659,929)	$(14,529,868)	$(19,176,892)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(14,533,121)	$(19,194,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,628	33,721
Loss on sale of fixed assets	3,155	1,535
Bond amortization income	63,389	1,213,375
Noncash compensation expense	3,205,416	1,987,922
Deferred revenue	14,000,000	—
Changes in operating assets and liabilities:
Accounts receivable	(231,000)	190,000
Prepaid expenses and other current assets	752,858	(36,809)
Accounts payable and other accrued expenses	(659,442)	(5,810,602)

Net cash provided by (used in) operating activities	2,623,883	(21,615,046)

Investing activities
Purchase of equipment	(1,652)	(15,821)
Purchase of investments	—	(35,922,138)
Sales and maturities of investments	18,838,000	—

Net cash provided by (used in) investing activities	18,836,348	(35,937,959)

Financing activities
Proceeds from issuance of common stock	155,047	1,236,678
Payments related to net settlement of stock-based awards	(336,077)	—

Net cash (used in) provided by financing activities	(181,030)	1,236,678

Net increase (decrease) in cash and cash equivalents	21,279,201	(56,316,327)
Cash and cash equivalents at beginning of period	68,416,308	104,990,723

Cash and cash equivalents at end of period	$89,695,509	$48,674,396

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

We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into a an exclusive license agreement with sanofi-aventis U.S. LLC (“Sanofi US”) for the  commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor ("PPI"), and enteric-coated ("EC") aspirin in a single tablet (“PA”), PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in assisting life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to return to our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders, which may include one or more cash distributions.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2013 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Index
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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.7 million at September 30, 2013 and $2.0 million at September 30, 2012. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights, licensing revenues consisting of royalty revenues and other licensing revenues, and development revenues.

Sale of royalty rights last occurred in the year ended December 31, 2011 and reflected the U.S. sales of MT 400, including Treximet® (sumatriptan / naproxen sodium), for which the Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the quarters ended September 30, 2013.

Licensing revenue for the three and nine months ended September 30, 2013 was $2.6 million and $5.6 million, respectively. Licensing revenue for the three months ended September 30, 2013 consisted of $1.6 million royalties from sales of VIMOVO® (naproxen / esomeprazole magnesium) delayed release tablets and amortization of the upfront payment for PA8140/PA32540 of $1.0 million. Licensing revenue for the nine months ended September 30, 2013 consisted of $4.6 million of royalties from sales of VIMOVO and $1.0 million of amortization of the upfront payment for PA8140/PA32540.  Licensing revenue for the three months ended September 30, 2012 was $0.9 million of royalties from the sales of VIMOVO. Licensing revenue for the nine months ended September 30, 2012 was $4.0 million and was comprised of $3.5 million of VIMOVO royalties and $0.5 million of licensing revenue for MT400.

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

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. If the Company determines that the license does not have stand-alone value separate from the research and development services, the license and the services are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized as revenue over the estimated performance period that is consistent with the term of the research and development obligations contained in the collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

In those circumstances where research and development services are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, the Company recognizes amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue.

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

Index
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

On September 3, 2013, we entered into a license and collaboration agreement with Sanofi US. Under the license agreement, we will have the responsibility for obtaining regulatory approval and Sanofi US will have responsibility for the commercialization of products containing a combination of immediate release omeprazole and 325 mg or less of delayed release aspirin, including PA32540 and PA8140, which are expected to be indicated for use for the secondary prevention of cardiovascular disease in patients at risk for aspirin-associated gastric ulcers. In the event the products are not approved for the expected indications, Sanofi US shall have the right, but not the obligation, to terminate the licensing agreement. Under the license agreement, Sanofi US has the exclusive right to commercialize licensed products in the United States, with the Company retaining the right to commercialize licensed products outside the United States. Sanofi US will have responsibility for all sales, marketing and future development for the licensed products.  In consideration for the rights granted to Sanofi US under the License Agreement, Sanofi US paid us an upfront payment of $15 million. The Company is also eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. The Company will also receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement.

With regard to development revenue, the Company’s licensing agreements may include payment for development services provided by the Company on an hourly rate and direct expense basis. The Company records such payments as revenue in accordance with the agreements because the Company acts as principal in the transaction. Under the collaboration agreements with AstraZeneca AB ("AstraZeneca") and GlaxoSmithKline ("GSK"), the Company recognizes as development revenue the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described within the related agreements. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the three months ended September 30, 2013 and 2012, the Company had $14,000 and $65,300, respectively, of interest, bond amortization and other income. For the nine months ended September 30, 2013 and 2012, the Company had $54,400 and $206,600, respectively, of interest, bond amortization and other income. As of September 30, 2013 and 2012, there were no investments in a significant unrealized loss position.

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

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of September 30, 2013.

Index
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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at September 30, 2013 and December 31, 2012. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

The Company values its investments in money market mutual funds at the FV of the ownership interests in the funds. The Net Asset Value ("NAV") per unit which is provided by the fund administrator is the primary input into the valuation of the ownership interest. The NAV is based on the FV of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. The fund administrator produces a daily NAV that is validated with sufficient observable purchase and sale activity at NAV to support classification of the FV measurement as Level 1. The Company believes that NAV represents the exit value of fund at the measurement date. The underlying fixed income assets owned by the funds are valued principally using a market approach based on quoted prices obtained from the primary or secondary exchanges on which they are traded. When market prices are not available, FV is based on indicative quotes from brokers and proprietary pricing models combined with observable market inputs, including unadjusted quotes in active markets or quoted prices for similar assets or other observable inputs including, but not limited to, transactions activity, interest rates, yield curves, spot prices, prepayment speeds and default rates. These funds generally have daily liquidity.

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

Index
The Company classifies as Level 2 investments in corporate debt securities and values them using the market approach based on significant other observable inputs including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not traded on a daily basis for identical or similar instruments.

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of September 30, 2013:

	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$89,695,509	$—	$—	$89,695,509

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

There were no transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

Comprehensive (loss) consists of the following components for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(4,767,193)	$(5,695,344)	$(14,533,121)	$(19,194,188)
Change in unrealized gain (loss) on marketable securities	―	35,415	3,253	17,296
Total comprehensive loss	$(4,767,193)	$(5,659,929)	$(14,529,868)	$(19,176,892)

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

A summary of all stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, is as follows:

Stock Awards (000s)	Time-Based Stock Awards	Performance-Based Awards	Restricted Stock and Restricted Stock Units	Total Stock Awards

Awards outstanding at 12/31/2012	3,926	647	604	5,177
2013 grants	25	—	231	256
2013 exercises	(31)	(158)	(62)	(251)
2013 forfeitures	(186)	(14)	(12)	(212)

Awards outstanding at 9/30/2013	3,734	475	761	4,970

Our statements of comprehensive loss include the following stock-based compensation expense:

	Three months ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Research and development	$382,000	$36,603	$653,517	$326,458
General and administrative	1,182,561	457,841	2,551,899	1,661,464
Operating expense	1,564,561	494,444	3,205,416	1,987,922
Tax benefit	—	—	—	—
Net expense	$1,564,561	$494,444	$3,205,416	$1,987,922

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.5 years, was $2.8 million at September 30, 2013.

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

Time-Based Stock Awards

Historically, the fair value of each time-based award has been estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the three and nine months ended September 30, 2013 and 2012 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected volatility	*	*	63.7%	68.0 –72.3%
Expected dividends	*	*	0%	0%
Expected terms	*	*	6.0 Years	6.0 Years
Risk-free interest rate	*	*	1.25%	0.91–1.33%

* No time-based stock awards were issued during the three month periods ended September 30, 2013 and September 30, 2012.

For the nine months ended September 30, 2013 and 2012, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the nine months ended September 30, 2013 and 2012, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the nine months ended September 30, 2013 and 2012 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	3,926	$8.11	5.3	$443
Granted	—	—
Exercised	(25)	4.34
Forfeited or expired	(81)	5.25
Outstanding at March 31, 2013	3,820	8.20	5.1	$659
Exercisable at March 31, 2013	2,878	$9.28	4.1	$104
Vested or expected to vest at March 31, 2013	3,679	$8.20	5.1	$635
Granted	25	5.42
Exercised	—	—
Forfeited or expired	(86)	10.39
Outstanding at June 30, 2013	3,759	8.13	4.9	$415
Exercisable at June 30, 2013	2,819	$9.22	3.9	$62
Vested or expected to vest at June 30, 2013	3,642	$8.13	4.9	$400
Granted	—	—
Exercised	(6)	4.60
Forfeited or expired	(19)	4.76
Outstanding at September 30, 2013	3,734	8.15	4.7	$1,097
Exercisable at September 30, 2013	2,978	$8.97	3.9	$395
Vested or expected to vest at September 30, 2013	3,174	$8.15	4.7	$933

Index
The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine months ended September 30, 2013 and 2012 was equal to the market price of the underlying common stock on the grant date. A total of 39,000 options were exercised during the nine months ended September 30, 2013, while a total of 239,000 stock options were exercised during the nine months ended September 30, 2012.

Restricted Stock and Restricted Stock Units

For the three and nine months ended September 30, 2013, the Company recognized $0.3 million and $0.9 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of September 30, 2013, and changes during the three and nine months ended September 30, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2012	604	$5.68
Granted	206	5.91
Vested and released	(33)	4.72
Forfeited or expired	(5)	5.36
Restricted stock outstanding at March 31, 2013	772	$5.78
Granted	25	5.42
Vested and released	30	6.59
Forfeited or expired	—	—
Restricted stock outstanding at June 30, 2013	767	$5.74
Granted	—	—
Vested and released	—	—
Forfeited or expired	(6)	5.99
Restricted stock outstanding at September 30, 2013	761	$5.74

As of September 30, 2013 there was an aggregate $1.5 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $65,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $186,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $187,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72, $1.0 million unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, and $94,000 unrecognized compensation expense related to unvested restricted stock units under the June 2013 award of 25,000 restricted stock units with a grant-date per-share fair value of $5.42.

There were 587,000 unvested restricted stock units outstanding at September 30, 2013. There were 523,962 unvested restricted stock units outstanding at September 30, 2012. The total fair value of restricted stock that vested during the nine months ended September 30, 2013 was $347,000.

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

On October 25, 2012, the Compensation Committee of the Board as part of the Company’s initiative to retain, award and incentive its employees, approved the performance-based incentive awards for all employees of the Company, including the executive officers. During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. The Company included data and information relating to a lower dose formulation, PA8140, in its NDA. Generation of additional information with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed the submission of the NDA from the original planned submission date in the third quarter of 2012 until the first quarter of 2013.

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

Index
A summary of the performance-based stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2012	647	$6.96
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	8.55
Performance-based outstanding at March 31, 2013	635	$6.93
Granted	—	—
Exercised	(105)	6.29
Forfeited or expired	—	—
Performance-based outstanding at June 30, 2013	530	$7.06
Granted	—	—
Exercised	(53)	2.28
Forfeited or expired	(2)	3.81
Performance-based outstanding at September 30, 2013	475	$7.61

During the nine months ended September 30, 2013, there was $1,354,262 expense recorded related to the achievement of vesting criteria for performance-based awards under the PA32540 and PA8140 incentive programs.  As of September 30, 2013, there was $621,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The September 30, 2013 amount is expected to be recognized at the time of the grant vesting over the period ending March 31, 2014. Under the PA32540 and PA8140 incentive programs, there were 228,400 unvested performance-based options outstanding at September 30, 2013. A total of 230,207 performance-based awards vested during the nine months ended September 30, 2013 and no performance-based awards vested during the nine months ended September 30, 2012. There were 249,900 vested performance-based options outstanding at September 30, 2013. There were 2,253 awards forfeited during the nine months ended September 30, 2013, and 27,300 awards forfeited during the nine months ended September 30, 2012. A total of 157,685 performance-based awards were exercised during the nine months ended September 30, 2013 and no performance-based awards were exercised during the nine months ended September 30, 2012. At September 30, 2013, the performance-based options had an intrinsic value of $1.4 million and a remaining weighted contractual life of 5.3 years.

Net Loss Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 and 2012, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	30,476,562	30,084,315	30,405,543	30,019,165
Effect of dilutive employee and director awards	—	—	—	—
Diluted weighted-average shares outstanding and assumed conversions	30,476,562	30,084,315	30,405,543	30,019,165

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

Index
At September 30, 2013, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	1,729,571
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,970,129
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	6,789,700

Leases— On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $153,464 at September 30, 2013.

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

Contingencies— We and GSK - received Paragraph IV Notice Letters from Par Pharmaceuticals, Inc. ("Par"), Alphapharm Pty Ltd. ("Alphapharm"), Teva Pharmaceuticals, USA, Inc. (“Teva”), and Dr. Reddy's Laboratories, Inc. (“Dr. Reddy’s”) informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan Inc. (“Mylan”), had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy's. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy's petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

Index
On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun Pharma Global FZE (“Sun”) informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include U.S. Patent No. 8,022,095, or the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit.  The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16, 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. On September 17, 2013, the District Court entered an order dismissing the case with prejudice.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875,872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, Ltd. (“Lupin”) and Anchen Pharmaceuticals, Inc. (“Anchen”) (described below). On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Anchen informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011, in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. Pozen and AZ have yet to file a response to Anchen’s Motion to Dismiss.

Index
On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.  On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy's case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy's filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, Dr. Reddy's filed a Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013 the Company and AstraZeneca filed a response to DRL’s Motion for Summary Judgment. The District Court has yet to rule on the Motion.

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

On October 15, 2013, the United States Patent Office issued U.S. Patent No. 8,557,285 (the “’285 patent”).  The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent.  On October 23, 2013, we, and AstraZenenca filed patent infringement lawsuits against Dr. Reddy's, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  Dr. Reddy's, Lupin, Watson and Mylan have yet to answer in those cases.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the patent infringement suit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan relating to a generic version of VIMOVO. We will have to incur additional expenses in connection with the lawsuits relating to VIMOVO. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC (or Sanofi US) for the commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor (or PPI), and enteric-coated (or EC) aspirin in a single tablet (or PA), PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. We retained Keelin Reeds LLC to assist us in the strategic partner search for PA32540 and PA8140 for both the U.S. and globally. Keelin Reeds is a global expert in helping life sciences companies value pipeline assets, develop business development strategies and execute partnership transactions. With respect to future products we may develop, we intend to continue our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders, which may include one or more cash distributions.

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

Index
Treximet incorporates our MT 400 technology, which refers to our proprietary combinations of a triptan (5-HT1B/1D agonist) and a non-steroidal anti-inflammatory drug, or NSAID. Under our MT 400 technology, we sought to develop product candidates that provide acute migraine therapy by combining the activity of two drugs that act by different mechanisms to reduce the pain and associated symptoms of migraine. We filed the new drug application, or NDA, for Treximet with the FDA in August 2005, and in June 2006 we received an approvable letter requiring us to provide certain additional safety information relating to Treximet, some of which required new studies. An approvable letter is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In early January 2007, we delivered a full response to this approvable letter that provided additional data and analyses and supporting information addressing the FDA’s safety concerns, including cardiovascular safety. On August 1, 2007, we received a second approvable letter from the FDA for Treximet in which the FDA requested that we further address the FDA’s concern about the product’s potential for genotoxicity. In response to this approvable letter, we submitted the results of three non-clinical (in vitro) studies that provided clarifying information about the Chinese Hamster Ovary, or CHO, assay and data from a clinical evaluation of the genotoxic potential of Treximet in human volunteers which indicated that no chromosomal aberrations were induced in peripheral blood lymphocytes when Treximet was administered to volunteers for seven days. On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. On November 23, 2011, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII assumed financial responsibility for and will receive the proceeds, if any, from our patent litigation concerning Treximet concerning Treximet against Par Alphapharm, and Dr. Reddy’s, and Sun.

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

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In May 2010, we had received a $20.0 million milestone payment when we received FDA Approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Medicines Evaluation Board, or MEB, in the Netherlands, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States and countries then proceeded to pursue pricing and reimbursement and national approvals. As of September 30, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue.

Index
Our Principal Product Candidates

Our PA product candidates, containing a PPI and aspirin, have completed clinical development testing in the United States. Our PA product candidates are excluded from our agreement with AstraZeneca. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards. After we completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and our summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. We then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by us in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it will make a final determination during the NDA review. Based on these discussions with the FDA, we do not plan to conduct any further bioequivalence studies with PA32540. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (PA8140). The Company conducted this study with the low dose version against the EC aspirin 81 mg. Based on predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin 81 mg using criteria for highly variable drugs and had comparable bioavailability.

Index
During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that we also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. Absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery, or CABG, with treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications. We intended to seek an indication for the secondary prevention of cardiovascular disease in patients at risk for gastric ulcers. During the Type A meeting held in August 2012, the FDA confirmed its preference to have both PA32540 and a lower dose version available in the market so that physicians can have both a low and high dose option available, and agreed that, if both dosage strengths were included in the NDA and subsequently approved, the indications for both will be consistent with the full range of indications described in the current aspirin monograph.

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. We filed this existing data and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and intends to file additional CMC data to be generated. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. As part of POZEN’S ongoing interactions and requests for information from the FDA during its review of the DNA for PA8140 and PA32540, the FDA has requested a teleconference, which has been scheduled for mid-November 2013. POZEN will discuss and address the FDA’s request for information with respect to the existing clinical pharmacology data on PA8140. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

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

We are also continuing to evaluate how best to commercialize other PA product candidates and programs.  We are also conducting both formulation development and early stage clinical studies with other PA product candidates for indications in addition to secondary prevention of cardiovascular events. We are evaluating the regulatory requirements to obtain an indication for PA for the secondary prevention of colorectal neoplasia. In January 2010, we received input from the FDA with respect to the development requirements for a possible indication in colorectal neoplasia. Further discussions are being considered. We are also evaluating the possibility of developing another dosage strength of PA containing 650 mg of enteric coated aspirin and 20 mg of omeprazole (PA65020) for the treatment of osteoarthritis and similar conditions and we met with the FDA in December 2010 to obtain input with respect to the regulatory requirements to obtain such an indication. The FDA advised us that we will need to demonstrate a reduction in gastric ulcers compared to aspirin alone in a replicate Phase 3 program similar to that we performed for VIMOVO, in addition to a study to establish efficacy of the product in the treatment of osteoarthritis.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB, in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We plan to commence the required Phase 1 pharmacodynamic study no later than the first quarter of 2014.  The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2013, our accumulated deficit was approximately $114.4 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 65% of our total operating expenses. For the nine months ended September 30, 2013, our research and development expenses represented approximately 38% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of AstraZeneca to successfully commercialize VIMOVO globally and the ability of Sanofi US to successfully commercialize our PA product candidates in the United States;
•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;
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

Index
We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer has evaluated the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enables us to conduct pre-commercialization activities prior to licensing these products to commercial partners. On September 3, 2013 we entered into a an exclusive license agreement with Sanofi US for the  commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a PPI, and EC aspirin in a single tablet, our PA candidates, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. In the event the products are not approved for the expected indications, Sanofi US shall have the right, but not the obligation, to terminate the license agreement.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $4.9 million for the nine months ended September 30, 2013, and $6.2 million for the nine months ended September 30, 2012. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.6 million for the nine months ended September 30, 2013, and $2.6 million for the nine months ended September 30, 2012. Total compensation included $0.7 million, and $0.3 million charge for non-cash compensation for stock option expense for the nine months ended September 30, 2013, and September 30, 2012, respectively. Other research and development department costs were $0.2 million, and $0.4 million for the nine months ended September 30, 2013, and September 30, 2012.

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

We incurred total direct development costs of $26.4 million associated with the development of our MT 400 and Treximet programs. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of September 30, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue.

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

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company filed this existing data and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA, and intends to file additional CMC data to be generated. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. As part of POZEN’S ongoing interactions and requests for information from the FDA during its review of the DNA for PA8140 and PA32540, the FDA has requested a teleconference, which has been scheduled for mid-November 2013. POZEN will discuss and address the FDA’s request for information with respect to the existing clinical pharmacology data on PA8140. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review our NDA for the products.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. We received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We plan to commence the required Phase 1 pharmacodynamic study by the end or the fourth quarter of 2013 or in the first quarter of 2014. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the UGI insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

Index
We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development and, if we partner the products after completion of the development program or after approval, either outside the United States or on a global basis, we believe it would be under economic terms more favorable to us than if we had licensed the product candidates at an earlier stage in development. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States.

We incurred direct development costs associated with the development of our PA program of $4.8 million during the nine months ended September 30, 2013. We incurred total direct development cost of $69.7 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index
We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy's. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy's petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. On September 17, 2013, the District Court entered an order dismissing the case with prejudice.

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

Index
In September 2007, we agreed with AstraZeneca to amend our collaboration and license agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a nine month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20.0 million payment for the NDA approval of VIMOVO. We also received an additional $25.0 million milestone in December 2010 when VIMOVO received approval (including pricing and reimbursement approval) in a major ex-U.S. market and up to $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved.

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

We further amended the collaboration and license agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the agreement and to update the description of the target product profile studies (as defined in the agreement) for VIMOVO. Effective September 16, 2013, we further amended certain intellectual property provisions of the collaboration and license agreement to clarify that AstraZeneca’s rights under those provisions do not extend to products which contain acetyl salicylic acid.  On that same date, we and AstraZeneca also executed a letter agreement, whereby we have agreed that in the event that AstraZeneca divests its rights and obligations to market VIMOVO in the United States the Rights and Obligations to a third party, AstraZeneca will be relieved of its obligations under the collaboration and license agreement with respect to the Rights and Obligations as of the effective date of such divestiture, including its obligation under the collaboration and license agreement to guarantee the performance of the assignee and/or sublicensee of such Rights and Obligations. The parties have also agreed to release each other and their respective successors and assigns, officers, employees and directors and third parties claiming through them from any and all claims, suits, acts, damages, demands, liabilities, rights of action and causes of action they had, now have, or may have in the future against each other relating to Rights and Obligations, effective as of the date of such divestiture.  There can be no assurances that the Rights and Obligations will be divested to a third party, pursuant to terms and conditions reasonably acceptable to us, if at all.

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

On September 30, 2013 we earned $1.6 million of VIMOVO royalty revenue. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Index
On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III.  It is unclear when or if the FDA will enter Anchen’s amendment.  On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification.  Pozen and AZ have yet to file a response to Anchen’s Motion to Dismiss.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy's defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy's case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy's filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, Dr. Reddy's filed a Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013 the Company and AstraZeneca filed a response to DRL’s Motion for Summary Judgment. The District Court has yet to rule on the Motion.

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

On October 15, 2013, the United States Patent Office issued ’285 patent.  The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent.  On October 23, 2013, we, and AstraZenenca filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  Dr. Reddy’s, Lupin, Watson and Mylan have yet to answer in those cases.

sanof-aventis U.S. LLC

On September 3, 2013, we entered into a license and collaboration agreement with Sanofi US. Under the license agreement, we will have the responsibility for obtaining regulatory approval and Sanofi US will have responsibility for the commercialization of products containing a combination of immediate release omeprazole and 325 mg or less of delayed release aspirin, including PA32540 and PA8140, which are expected to be indicated for use for the secondary prevention of cardiovascular disease in patients at risk for aspirin-associated gastric ulcers. Under the license agreement, Sanofi US has the exclusive right to commercialize licensed products in the United States, with the Company retaining the right to commercialize licensed products outside the United States. Sanofi US will have responsibility for all sales, marketing and future development for the licensed products. In addition, following approval of the NDA and completion of certain manufacturing milestones, Sanofi US will have responsibility for manufacturing the licensed products for commercialization in the United States. We will retain responsibility for obtaining approval of the NDA, after which time we will transfer the NDA to Sanofi US. The parties will share costs up to certain limits with respect to certain additional development activities required in order to obtain or maintain regulatory approval in the United States. During the term of the license agreement, we may not commercialize in the United States, or license any third party to commercialize in the United States, any product combining any product indicated fortreatment of gastric ulcers or gastric bleeding, or both, and 325 mg or less of aspirin.

In consideration for the rights granted to Sanofi US under the License Agreement, Sanofi US paid us an upfront payment of $15 million. We are also eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. We will also receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement. Sanofi US will use commercially reasonable efforts to commercialize the licensed products and has agreed to specified advertising and promotional expense levels and sales details for the first two years after launch. In the event net sales for licensed products are less than a specified amount during the third full year of commercialization, we may notify Sanofi US that we wish to purchase back from Sanofi US all rights to the licensed products in the United States. In the event we wish to exercise our option, Sanofi US will have the first right to buy out our remaining interest. The license agreement will terminate upon the expiration of Sanofi US’s royalty payment obligations, which occurs, on a licensed product-by-licensed product basis, upon the latest of (i) expiration of the last-to-expire patent covering a licensed product and (ii) a specified number of years following first commercial sale of such licensed product. Sanofi US may terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the License Agreement. The license agreement may also be terminated by either party if the other party fails to cure certain material breaches under the license agreement. In addition, Sanofi US may terminate the license agreement under certain other specified circumstances, including in the event the licensed products do not receive approval for the expected indications.

Index
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

Patheon Pharmaceuticals Inc. (Patheon)

On December 19, 2011, we entered into a Manufacturing Services Agreement (the Supply Agreement) and a related Capital Expenditure and Equipment Agreement (the Capital Agreement) relating to the manufacture of PA32450. Under the terms of the Supply Agreement, Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of the PA32540 for sale in the United States. The term of the Supply Agreement extends until December 31st of the fourth year after the we notify Patheon to begin manufacturing services under the Supply Agreement (the Initial Term) and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ written notice prior to the expiration of the Initial Term or twelve months’ written notice prior to the expiration of any renewal term. In addition to usual and customary termination rights which allow each party to terminate the Supply Agreement for material, uncured breaches by the other party, we can terminate the Agreement upon thirty (30) days’ prior written notice if a governmental or regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling PA32540 or if it is determined that the formulation or sale of PA32540 infringes any patent rights or other intellectual property rights of a third party. We can also terminate the Supply Agreement upon twenty-four (24) months’ prior written notice if we license, sell, assign or otherwise transfer any rights to commercialize PA32540 in the Territory to a third party. The Supply Agreement contains general and customary commercial supply terms and conditions, as well as establishing pricing for bulk product and different configurations of packaged product, which pricing will be adjusted annually as set forth in the Supply Agreement. Under the terms of the Capital Agreement, we will be responsible for the cost of purchasing certain equipment specific to the manufacture of PA32540, the cost of which, based on current volume projections, is expected to be less than $150,000. If additional equipment and facility modifications are required to meet our volume demands for PA32540, we may be required to contribute to the cost of such additional equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.

The Supply Agreement and Capital Agreement were amended on July 10, 2013.  The First Amendment to the Manufacturing and Services Agreement (the “Amendment to the Supply Agreement”) expressly incorporates the Company’s PA8140 product candidate into the Supply Agreement. The Amendment to the Supply Agreement also clarifies that the manufacturing services contemplated by the Supply Agreement include the manufacture of validation batches, but the placing of an order for such validation batches will not trigger the Commencement Date of the Initial Term (each as defined in the Supply Agreement), updates pricing for the Company’s PA32540 product candidate and a incorporates a new pricing schedule for PA8140, as well as other conforming changes to the Supply Agreement. The First Amendment to the Capital Expenditure and Equipment Agreement (the “Amendment to the Capital Agreement”), replaces the existing Schedule A of the Capital Agreement, which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule which reflects the parties’ current assumptions regarding the need for and timing of capital equipment expenditures based upon Patheon’s current and anticipated production capacity and current volume projections for thePA32540 and PA8140. Under the terms of the Capital Agreement, the Company was previously required to contribute to the cost of such additional capital equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.  Pursuant to the terms of the Amendment to the Capital Agreement, the parties have agreed to reduce the amount of such maximum expenditure to approximately $1.2 million dollars in light of the revised capacity and volume assumptions.

Index
Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Net loss per share: Net loss attributable to common stockholders for the three months ended September 30, 2013 was $(4.8) million or $(0.16) per share, on a basic and diluted basis, as compared to a net loss of $(5.7) million, or $(0.19) per share, on a basic and diluted basis, for the three months ended September 30, 2012. The net loss for the three months ended September 30, 2013 included a $(1.6) million or $(0.05) per share charge for non-cash stock-based compensation expense as compared to $(0.5) million or $(0.05) per share for the same period of 2012.

Revenue: We recognized total revenue of $2.6 million for the three months ended September 30, 2013 as compared to total revenue of $0.9 million for the three months ended September 30, 2012. The increase in revenue was due to the increase of VIMOVO royalty revenue and amortization of the upfront payment for PA8140/PA32540 of $1.0 million.

Research and development: Research and development expenses decreased by $0.1 million to $2.2 million for the three months ended September 30, 2013 as compared to the same period of 2012. Direct development costs for the PA program decreased by $0.4 million to $1.0 million, primarily due to the completion of clinical trial activities and other product development activities during the three months ended September 30, 2013 as compared to the same period of 2012. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses increased by $0.7 million to $5.2 million for the three months ended September 30, 2013 as compared to the same period of 2012. The increase was primarily a result of one-time costs associated with the PA8140/PA32540 agreement with Sanofi US, as compared to the same period of 2012. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $14,000 and $65,300 for the three months ended September 30, 2013 and 2012, respectively.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Net loss per share: Net loss attributable to common stockholders for the nine months ended September 30, 2013 was $(14.5) million or $(0.48) per share, on a basic and diluted basis, as compared to a net loss of $(19.2) million, or $(0.64) per share, on a basic and diluted basis, for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 included a $(3.2) million or $(0.11) per share charge for non-cash stock-based compensation expense as compared to $(2.0) million or $(0.07) per share for the same period of 2012.

Revenue: We recognized total revenue of $5.6 million for the nine months ended September 30, 2013 as compared to total revenue of $4.0 million for the nine months ended September 30, 2012.

Research and development: Research and development expenses decreased by $1.5 million to $7.7 million for the nine months ended September 30, 2013 as compared to the same period of 2012. Direct development costs for the PA program decreased by $1.3 million to $4.8 million, primarily due to the completion of clinical trial activities and other product development activities during the nine months ended September 30, 2013 as compared to the same period of 2012. POZEN did pay and expense $2.0 million for the NDA filing fee in March 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Selling, general and administrative: Selling, general and administrative expenses decreased by $1.7 million to $12.5 million for the nine months ended September 30, 2013 as compared to the same period of 2012. The decrease was due primarily to a decrease in pre-commercialization market research and medical affairs expenses offset by one-time costs associated with the PA8140/PA32540 agreement with Sanofi US, as compared to the same period of 2012. Selling, general and administrative expenses consisted primarily of the pre-commercialization costs of our PA32540 product candidate, administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Other income was $54,400 and $206,600 for the nine months ended September 30, 2013 and 2012, respectively.

Index
Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2013, and our effective tax rate was 0% for the nine month period ended September 30, 2013. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

At September 30, 2013, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2013 and 2012, there were no such interest and penalties.

Liquidity and Capital Resources

At September 30, 2013, cash, cash equivalents and short-term investments totaled $89.7 million, an increase of $2.4 million compared to December 31, 2012. The increase in cash was primarily due to the receipt of $15.0 million for the Sanofi US agreement and $4.4 million for VIMOVO royalty. This is offset by cash payments including $7.1 million related to compensation, $2.0 million FDA filing fee, $1.3 million one-time cost for Sanofi US agreement, and $6.6 million in operating costs. Our cash is invested in money market funds that invest primarily in short-term, highly rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks.

We received $19.4 million in operating cash during the nine months ended September 30, 2013 pursuant to the terms of our collaboration agreements with AstraZeneca and Sanofi US. In addition, our balance sheet included a $1.6 million accounts receivable for royalty under the AstraZeneca agreement.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $2.6 million and cash used in operating activities totaled $21.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Net cash provided by investing activities during the nine months ended September 30, 2013 totaled $18.8 million, and net cash used in investing activities for the nine months ended September 30, 2012 totaled $35.9 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash used in financing activities during the nine months ended September 30, 2013 totaled $0.2 million and net cash provided by financing activities totaled $1.2 million during the nine months ended September 30, 2012. Cash required for our operating activities during 2013 is projected to decrease from our 2012 requirements as a result of decreased development and pre-commercialization activities. During the nine months ended September 30, 2013 and September 30, 2012 we recorded non-cash stock-based compensation expense of $3.2 million and $2.0 million associated with the grant of stock options and restricted stock.

As of September 30, 2013, we had $89.7 million in cash and cash equivalents. We have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders, which may include one or more cash distributions. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140, and our planned level of business activities, for the next twelve months. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital. If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidate or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. Our operating expenses for 2013 and 2014 are expected to decline from the net level of our operating expenses in 2012, but may exceed the 2012 level should we decide to conduct additional development work.

Therefore, as part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We consider our current royalty stream as cash assets that could be monetized to accelerate the expected cash flow. We also could sell shares of common stock in the future to fund additional development activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and the SEC has declared effective, a shelf registration statement on Form S-3 under which we have registered up to 8,500,000 shares of our common stock for sale in one or more public offerings. John R. Plachetka, a selling stockholder named in the prospectus for the registration statement, may offer up to an aggregate of 500,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholder. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

No change in our internal control over financial reporting occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy's. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. On September 17, 2013, the District Court entered an order dismissing the case with prejudice.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey , asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (described below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received a Paragraph IV Notice Letter from Anchen, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III.  It is unclear when or if the FDA will enter Anchen’s amendment.  On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification.  Pozen and AZ have yet to file a response to Anchen’s Motion to Dismiss.

 On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy’s filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent.  Pozen and AZ have yet to file a response to Dr. Reddy’s Motion for Summary Judgment.

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

Index
On October 15, 2013, the United States Patent Office issued the ’285 patent”.  The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent.  On October 23, 2013, we, and AstraZenenca filed patent infringement lawsuits against Dr. Reddy's, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. Dr. Reddy’s, Lupin, Watson and Mylan have yet to answer in those cases.

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

We have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of approximately $114.4 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca, or future sales of other product candidates by commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. If the NDA for our PA product candidates is approved, we may also receive approval –related and sales milestones and royalty payments from Sanofi US pursuant to our license agreement. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We will continue to assess the financial impact this decision will have on our royalty revenue. We may also receive milestone and royalty payments under our agreements with Cilag.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, and. if approved, sales of our PA product candidates by Sanofi US in the United States, along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year.

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

Changes in policy or interpretation also may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believed that the results demonstrated bioequivalence, but the FDA did not agree. However, the FDA did agree that the results from this Phase 1 study, together with additional information that will be submitted by the Company in the NDA for the product, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg.  In the event our PA products are approved by the FDA, but not for the expected indications, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement.  There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca had the right to terminate the agreement if certain delays occur or specified development and regulatory objectives are not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Sanofi US has the right to terminate the PA license agreement for the United States in the event of a number of specified circumstances.  Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason and Sanofi US also has the right to terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the license agreement upon a specified notice period. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products.

Index
Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, they may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we have followed the FDA’s suggestion to seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540.  In the event our PA products are approved by the FDA, but not for the expected indications, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement.  There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

Index
Litigation Relating to Treximet

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s has petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of ’499, ’458 and ’183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. The Company amended its complaint on November 11, 2011 to include the ‘095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. On September 17, 2013, the District Court entered an order dismissing the case with prejudice.

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

Litigation Relating to VIMOVO

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

Index
On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III.  It is unclear when or if the FDA will enter Anchen’s amendment.  On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification.  Pozen and AZ have yet to file a response to Anchen’s Motion to Dismiss.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case.  On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy’s filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013 the Company and AstraZeneca filed a response to DRL’s Motion for Summary Judgment. The District Court has yet to rule on the Motion.

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

On October 15, 2013, the United States Patent Office issued the ’285 patent.  The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent.  On October 23, 2013, we, and AstraZenenca filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  Dr. Reddy’s, Lupin, Watson and Mylan have yet to answer in those cases.

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

We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., and Cilag for the development and commercialization of MT 400 in certain countries in Latin America., a global collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO, and a collaboration and license agreement with Sanofi US for the commercialization of our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH (“Desitin”) for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Index
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

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with AstraZeneca to sell VIMOVO globally and our agreement with Sanofi US to sell our PA product candidates in the United States when approved, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer has evaluated the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which included developing internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We will continue to depend upon the commercial capabilities of our commercial partners in order to commercialize our products.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we are conducting studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) delaying approval. AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has not and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

Index
We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets. Under the Purchase Agreement with CII, CII would receive the proceeds, if any, from our patent litigation concerning Treximet and CII also assumed financial responsibility for such litigation.

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

Index
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

Index
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

Our operating expenses for the nine months ended September 30, 2013 totaled $20.2 million, including non-cash compensation expense of $3.2 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2010 through 2012, our average annual operating expenses (including average non-cash deferred compensation of $ 2.9 million) were $40.7 million ($40.6 million net of average development revenue received from AstraZeneca and GSK for development activities performed under the collaboration agreements). As of September 30, 2013, we had an aggregate of $89.7 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2013. However, our anticipated cash flow includes continued receipt of royalty revenue from AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond the 2012 level or currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates If our projected revenues decrease, we may need to raise additional capital.

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

We are highly dependent on the efforts of our key management and scientific personnel, especially John R. Plachetka, Pharm.D., our Chairman, President and Chief Executive Officer. Dr. Plachetka signed an amended and restated employment agreement with us on March 14, 2006, which was amended on September 28, 2007, for a three-year term with automatic one-year renewal terms. We have also entered into employment agreements with certain of our other key management personnel, which provide for one or two-year terms with automatic one-year renewal terms which were amended on September 28, 2007. If we should lose the services of Dr. Plachetka, or are unable to replace the services of our other key personnel who may leave the Company, including John G. Fort, M.D., Chief Medical Officer, or William L. Hodges, Senior Vice President Finance and Administration and Chief Financial Officer, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

Index
Risks Related to Potential Commercialization of our Product Candidates

We continue to evaluate the commercial opportunities for our current product candidates in connection with our development of a worldwide commercialization strategy. If in the future we decide to pursue the commercial opportunities for our future products ourselves or co-promote and/or retain a significant role in the commercialization of our future products with strategic partners and we are unable to develop sales and marketing capabilities on our own, or through partner acquisition, we will not be able to fully exploit the commercial potential of our future products and the costs of pursuing such a strategy may have a material adverse impact on our results of operations.

Although we do not have sales and marketing experience, we continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer has developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. On September 3, 2013 we entered into a an exclusive license agreement with sanofi-aventis U.S. LLC (“Sanofi US”) for the  commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor (PPI), and enteric-coated (EC) aspirin in a single tablet (“PA”), PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

Item 4. Mine Safety Disclosure

Not Applicable.

Index
Item 6. Exhibits Need to Add Amendment No. 3 to AZ Collaboration and License Agreement and Sanofi US License and Collaboration Agreement

10.1	First Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013.*†
10.2	License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013.*†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
10.2101
First Amendment to Manufacturing Services Agreement between Patheon Pharmaceuticals Inc., and POZEN, dated as of July 10, 2013. *†The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended September 30, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.
† Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

November 6, 2013	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

November 6, 2013	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 6, 2013	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

10.1	First Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013.*†
10.2	License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013.*†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
10.2101
First Amendment to Manufacturing Services Agreement between Patheon Pharmaceuticals Inc., and POZEN, dated as of July 10, 2013. *†The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended September 30, 2013 and 2012 (iii) Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (iv) Notes to the Financial Statements.

* Filed herewith.
† Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.