Form 10-Q/A
period 2013-09-30
POZEN INC /NC
filed 2014-02-21
CIK 1059790

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

Explanatory Note

This Form 10-Q/A (“Amendment No. 1”) to POZEN, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2013 (the “Original Filing”), is being filed as an exhibit-only filing in response to communications received from the SEC in connection with the confidential treatment request made with respect to Exhibit 10.2 (License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013). Item 6 of Part II of the Original filing is hereby amended to include a revised redacted version of Exhibit 10.2.

The Original Filing has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Item 6. Exhibits

Exhibit Number	Description

10.2	License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013.*†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

February 21, 2014	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

February 21, 2014	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

February 21, 2014	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer