Form 10-K
period 2013-12-31
POZEN INC /NC
filed 2014-03-06
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2013 was approximately $135,372,359. As of February 24, 2014, there were outstanding 30,761,244 shares of common stock.

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

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. We have operated a business model that has focused on the following:

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi US, for the commercialization of our proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, or PA, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally.

With respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our research and development, or R&D, staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. For example, on November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution was paid from a surplus of corporate cash and was treated as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain approval from the required regulatory agencies to sell the developed products, and our ability to find strong commercial partners to successfully commercialize the products.

Treximet

We developed Treximet® in collaboration with GlaxoSmithKline, or GSK. Treximet is the brand name for the product combining sumatriptan 85 mg, formulated with RT Technology™ and naproxen sodium 500 mg in a single tablet designed for the acute treatment of migraine. On April 15, 2008, the U.S. Food and Drug Administration, or FDA, approved Treximet for the acute treatment of migraine attacks with or without aura in adults. Upon receipt of FDA approval, GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008.

On November 23, 2011, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, we received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. Under the Purchase Agreement, CII has assumed financial responsibility for and will receive the proceeds, if any, from our patent litigation concerning Treximet against Par Pharmaceuticals Inc., or Par, Alphapharm Pty Ltd., or Alphapharm, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Sun Pharma Global FZE, or Sun.

VIMOVO

We developed VIMOVO® with AstraZeneca AB, or AstraZeneca. VIMOVO (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. In August 2006, we entered into an exclusive global collaboration and license agreement with AstraZeneca to co-develop and commercialize. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, or OA, rheumatoid arthritis, or RA, and ankylosing spondylitis, or AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In May 2010, we had received a $20.0 million milestone payment when we received FDA Approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. As of December 2013, VIMOVO has been filed for regulatory approval in 81 countries, approved in 71 countries.

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon Pharma Inc., or Horizon, entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace.

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

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. We filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we have decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We anticipate that this study, which will enroll up to 30 subjects, will cost approximately $750,000. Final data are expected to be available in March 2014. We will submit study information and data to the FDA as it becomes available during the conduct of the study and FDA has agreed to review such information and data from the study when submitted. FDA has informed us that the Company’s user fee date is now April 25, 2014.

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

We are also continuing to evaluate how best to commercialize the PA product candidates and programs outside the United States. We met with a European country that served as the reference member state for approval of VIMOVO in Europe to obtain guidance on a clinical development program for approval of PA65020 in the Europe. We were advised that Phase 3 endoscopic trials demonstrating a reduction in gastric ulcers would not be required in addition to an osteoarthritis efficacy study since omeprazole’s actions on gastric ulcers has been well characterized. Instead, Phase 1 studies assessing pharmacokinetics and gastric acid suppression could be used to support the benefit of omeprazole as a component of PA65020.

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We plan to commence the required Phase 1 pharmacodynamic study no later than the first quarter of 2014. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal, or UGI, insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

 We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2013, our accumulated deficit was approximately $116.6 million. We record revenue under the following categories: royalty revenues, licensing revenues and development revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 65% of our total operating expenses. For the fiscal year ended December 31, 2013, our research and development expenses represented approximately 37% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of Sanofi US to successfully commercialize our PA product candidates in the United States, if approved;
•	The ability of Horizon and AstraZeneca to continue to expand sales of VIMOVO in the United States and outside the United States, respectively;
•	Our ability to successfully defend our regulatory market exclusively and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;
•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;
•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and
•	The possible acquisition and/or in-licensing, and development of our product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer has evaluated the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enables us to conduct pre-commercialization activities prior to licensing these products to commercial partners. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. In the event the products are not approved for the expected indications, Sanofi US shall have the right, but not the obligation, to terminate the license agreement.

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

Our Business Strategy

Our goal had been to develop medicines that can transform lives.  The principal elements of our business strategy had been to:

•	Utilize expected cash flow from licensed products to fund new product ideas that meet our internal criteria. We expect to utilize the cash and cash flows from VIMOVO and from the monetization of our royalties from Treximet to complete development for our PA franchise of product candidates, as well as other new product concepts should we choose to move these product concepts into exploratory stage.

•	Develop and perform pre-commercialization activities for our portfolio of product candidates. We filed a NDA for our PA32540 and PA8140 product candidates with the FDA in March 2013 and entered into an exclusive license agreement with Sanofi US for the commercialization of the products in the United States. We expect to focus on obtaining approval to market the products in the United States and to enter into partner relationships for the continued development and commercialization of these product candidates and other unlicensed assets in other territories, and to control expenses consistent with the achievement of these goals. With respect to future products we may develop, we intend to continue our historical business model in which the Company funds development activities for pipeline products through proof of concept and then licenses the product prior to initiating Phase 3 clinical trials.

•	Leverage development and commercialization efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted with third parties for product candidate testing, development, manufacturing and commercialization activities and plan to continue to do so for any future development and commercialization efforts.

Our business strategy has evolved over the past several years. We previously announced that we were returning to our historical business model in which the Company funded development activities for pipeline products through proof of concept and then licensed the product prior to initiating Phase 3 clinical trials.  The Company has developed and funded all or a major portion of the development costs for three products, Treximet, VIMOVO, and our PA product candidates, since 2003.  We have now decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.

Our strategy going forward will be to realize the return for our previous investments and distribute as much cash to our stockholders as is prudent through future distributions and dividends.  We will accomplish this by reducing expenses to an appropriate level to efficiently and effectively run the business of working with our partners to successfully commercialize our products, licensing any unpartnered assets, and collecting the royalties and milestones under our licensing agreements. As part of controlling expenses, we have reduced our R&D staff and other costs and in the future will continue to reduce staff that is not required to support our current business activities.

Our board of directors and management team continue to explore potential ways to return value to our stockholders and will consider future cash distributions when surplus cash is accumulated.

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

Non-steroidal anti-inflammatory drugs, or NSAIDs, both over-the-counter and prescription, are commonly taken to manage the pain of backache, osteoarthritis, rheumatoid arthritis, headache and other painful conditions. In 2012, approximately 100 million prescriptions were dispensed for oral anti-arthritis NSAIDs for the management of pain. Prescription sales of oral anti-arthritis NSAIDs in the U.S. in 2011 were approximately $3.0 billion. In spite of their widespread use and apparent safety, according to the Agency for Healthcare Research and Quality Statistical Brief released in December 2008, in 2006, there were approximately 16,300 deaths and 500,000 hospitalizations with a primary diagnosis of upper gastrointestinal, or GI, bleeding costing approximately $2 billion. The most common underlying conditions of GI bleeding were gastric, duodenal, peptic, or gastroduodenal ulcers or perforations, conditions frequently associated with NSAID use. We are responding to this unmet medical need to provide a “safer NSAID” through development of our PN product candidates for the treatment of conditions such as osteoarthritis in patients who are at risk for developing NSAID-associated gastric ulcers.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. As of the end December 2013, VIMOVO has been filed for regulatory approval in 81 countries, approved in 71 countries.

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907, or the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent Nos. 5,714,504, or the '504 patent, 6,369,085, or the '085 patent, 6,875,872, or the '872 patent, 7,411,070 or the '070 patent, and 7,745,466, or the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin, Ltd., or Lupin, and Anchen Pharmaceuticals, Inc., or Anchen, (described below). On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Anchen informing us, that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011, in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AZ filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson Laboratories, Inc., or Watson, informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan Pharmaceuticals, Inc., or Mylan, informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On October 15, 2013, the United States Patent Office issued U.S. Patent No. 8,557,285 (the “’285 patent”). The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

Coronary artery disease is caused by atherosclerosis and often develops into angina pectoris and myocardial infarction (MI). The condition caused about 375,000 deaths in 2011 and remains the leading single cause of death in America today. Roughly 15.4 million have a history of MI and/or angina.

This year, approximately 620,000 American will have a new coronary attack, and approximately 295,000 will have a recurrent attack. It is estimated that an additional 150,000 silent myocardial incidents occur each year. Each year, approximately 795,000 people experience a new or recurrent stroke. Approximately 610,000 of these are first heart attacks, and 185,000 are recurrent attacks. On average, every 40 seconds, someone in the United States has a stroke. Direct and indirect costs related to the condition are projected to exceed $163 billion annually.

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

PA Program

As part of our PA program, we are exploring the development of a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered issued patents including the same patent as VIMOVO, but we retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States.

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

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. We filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 will be similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140 during the review of the Company’s NDA for the products.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we have decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We anticipate that this study, which will enroll up to 30 subjects, will cost approximately $750,000. Final data are expected to be available in March 2014. We will submit study information and data to the FDA as it becomes available during the conduct of the study and FDA has agreed to review such information and data from the study when submitted. FDA has informed us that the Company’s user fee date is now April 25, 2014.

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

Additionally, we have met with several regulatory agencies to discuss the proposed development program for PA. Each of these regulatory agencies has indicated that reduction in gastric ulcers is an appropriate endpoint for the pivotal trials. Seventy-five to one hundred mg of aspirin was recommended for the cardiovascular dose of PA to take into Phase 3 trials in Europe. Recently, we received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the EU of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We plan to commence the required Phase 1 pharmacodynamic study no later than the first quarter of 2014. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24- hour gastric pH control to the 20 mg EC formulation, and represents the lowest effective approved omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification from the company for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from Sanofi U.S. or other future partners with respect to any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We refined our strategy and decided to retain control of our PA product candidates through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. We believe value is added to the PA product candidates as progress is made through clinical development. We believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future

We incurred direct development costs associated with the development of our PA program of $6.5 million during the fiscal year ended December 31, 2013. We incurred total direct development cost of $71.5 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

We and GSK - received Paragraph IV Notice Letters from Par, Alphapharm, TevaPharmaceuticals, USA, Inc. (“Teva”), and Dr. Reddy's informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan, had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

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

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s and Sun.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s and Sun.

AstraZeneca AB (AstraZeneca)

In August 2006, we entered into a collaboration and license agreement dated as of August 1, 2006 and effective September 7, 2006 with AstraZeneca, a Swedish corporation, regarding the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen, in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID associated gastric ulcers, as amended, the “Original Agreement”. Under the terms of the Original Agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). Pursuant to the terms of the agreement, we received an upfront license fee of $40.0 million from AstraZeneca following termination of the waiting period under the Hart-Scott-Rodino notification program.

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

In September 2007, we agreed with AstraZeneca to amend the Original Agreement effective as of September 6, 2007. Under the terms of the amendment, AstraZeneca has agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. In September 2007 we received a $10.0 million payment upon execution of the amendment and a $20.0 million payment in recognition of the achievement of the primary endpoints for the PN400-104 study, a study which compared acid suppression of different doses of VIMOVO (formerly PN 400), and achievement of the interim results of the PN200-301 study, a six month comparative trial of PN 200 as compared to EC naproxen in patients requiring chronic NSAID therapy, meeting mutually agreed success criteria. In May 2010, we received a $20.0 million payment for the NDA approval of VIMOVO. We also received an additional $25.0 million milestone in December 2010 when VIMOVO received approval (including pricing and reimbursement approval) in a major ex-U.S. market and up to $260.0 million will be paid as sales performance milestones if certain aggregate sales thresholds are achieved.

The amendment also revised the royalty rates we were to have received under the Original Agreement. Prior to the effective date of the amendment, under the terms of the Original Agreement, we were to receive a royalty based on annual net sales by AstraZeneca, its affiliates or sublicensees during the royalty term. The royalty rate varied based on the level of annual net sales of products made by AstraZeneca, its affiliates and sublicensees, ranging from the mid-single digits to the mid-teens. Under the amendment, we receive a flat, low double digit royalty rate during the royalty term on annual net sales of products made by AstraZeneca, its affiliates and sublicensees, in the U.S. and royalties ranging from the mid-single digits to the high-teens on annual net sales of products made by AstraZeneca, its affiliates and sublicensees outside of the U.S. The amendment also revised the rate of reduction to the royalty rate based upon loss of market share due to generic competition inside and outside of the U.S. to account for the new royalty structure. Our right to receive royalties from AstraZeneca for the sale of such products under the collaboration and license agreement, as amended, expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

We further amended the Original Agreement effective October 1, 2008 to shorten the timing of AstraZeneca’s reimbursement obligation for certain development expenses incurred by us under the agreement and to update the description of the target product profile studies (as defined in the agreement) for VIMOVO.

On December 31, 2013 we accrued $1.7 million of VIMOVO royalty revenue, which was subsequently received. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

On September 16, 2013, we and AstraZeneca entered into another amendment to the Original Agreement which made clarifications to certain intellectual property provisions of the Original Agreement to clarify that AstraZeneca’s rights under those provisions do not extend to products which contain acetyl salicylic acid. On September 16, 2013, we and AstraZeneca also executed a letter agreement whereby we agreed that in the event that AstraZeneca divested its rights and obligations to market VIMOVO in the United States to a third party, AstraZeneca would be relieved of its obligations under the Original Agreement with respect to the United States as of the effective date of such divestiture, including its obligation under the Original Agreement to guarantee the performance of such assignee and/or sublicensee.

On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In connection with this divestiture, on November 18, 2013 we and AstraZeneca entered into an Amended and Restated Collaboration and License Agreement for the United States, the “U.S. Agreement,” and an Amended and Restated License and Collaboration Agreement for Outside the United States, the “ROW Agreement,” which agreements collectively amend and restate the Original Agreement. AstraZeneca has assigned the U.S. Agreement to Horizon in connection with the Divestiture with our consent.

We and Horizon also entered into Amendment No. 1 to the U.S. Agreement which, among other things, amends the royalty provisions of the U.S. Agreement to provide for a guaranteed annual minimum royalty amount of $5 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. Amendment No. 1 also provides that Horizon has assumed AstraZeneca’s right to lead the on-going Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us, amends certain time periods for Horizon’s delivery of quarterly sales reports to POZEN, and provides for quarterly update calls between the parties to discuss VIMOVO’s performance and Horizon’s commercialization efforts.

Further, the Company, AstraZeneca and Horizon executed a letter agreement whereby POZEN expressly consented to the assignment by AstraZeneca and the assumption by Horizon of the U.S. Agreement. In addition, the letter agreement establishes a process for AstraZeneca and Horizon to determine if sales milestones set forth in the Original Agreement are achieved on a global basis and other clarifications and modifications required as a result of incorporating the provisions of the Original Agreement into the U.S. Agreement and the ROW Agreement or as otherwise agreed by the parties.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AZ filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

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

 On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

In consideration for the rights granted to Sanofi US under the license agreement, Sanofi US paid us an upfront payment of $15 million. We are also eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. We will also receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement. Sanofi US will use commercially reasonable efforts to commercialize the licensed products and has agreed to specified advertising and promotional expense levels and sales details for the first two years after launch. In the event net sales for licensed products are less than a specified amount during the third full year of commercialization, we may notify Sanofi US that we wish to purchase back from Sanofi US all rights to the licensed products in the United States. In the event we wish to exercise our option, Sanofi US will have the first right to buy out our remaining interest. The license agreement will terminate upon the expiration of Sanofi US’s royalty payment obligations, which occurs, on a licensed product-by-licensed product basis, upon the latest of (i) expiration of the last-to-expire patent covering a licensed product and (ii) a specified number of years following first commercial sale of such licensed product. Sanofi US may terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the License Agreement. The license agreement may also be terminated by either party if the other party fails to cure certain material breaches under the license agreement. In addition, Sanofi US may terminate the license agreement under certain other specified circumstances, including in the event the licensed products do not receive approval for the expected indication.

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

To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged clinical trial materials. We have also entered into a Supply Agreement and a related Capital Agreement with Patheon for the manufacture of PA32450 for sale in the United States. We believe our current supplier agreements should be sufficient to complete our planned clinical trials and to meet our commercial supply needs for PA32540 in the United States. Under our agreements with GSK, AstraZeneca and Sanofi U.S., it is the obligation of our partners to obtain commercial supplies of products developed under those agreements. Use of third-party manufacturers enables us to focus on our clinical development activities, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise. We also intend to enter into agreements with third-party manufacturers for the commercial scale manufacturing of our products.

Competition

Competition for VIMOVO

The competition for VIMOVO comes from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™) and the only remaining COX-2 inhibitor, Celebrex®. The U.S. prescription market for oral solid NSAIDs was approximately $2.9 billion in 2011, of which 62% was accounted for by Celebrex, according to IMS. This market is continuing to undergo significant change, due to the voluntary withdrawal of Vioxx® by Merck & Co. in September 2004, the FDA-ordered withdrawal of Bextra® by Pfizer in April 2005 and the issuance of a Public Health Advisory by the FDA in April 2005 stating that it would require that manufacturers of all prescription products containing NSAIDs provide warnings regarding the potential for adverse cardiovascular events as well as life-threatening gastrointestinal events associated with the use of NSAIDs. Moreover, subsequent to the FDA advisory committee meeting in February 2005 that addressed the safety of NSAIDs, and, in particular, the cardiovascular risks of COX-2 selective NSAIDs, the FDA has indicated that long-term studies evaluating cardiovascular risk will be required for approval of new NSAID products that may be used on an intermittent or chronic basis. However, based on a meeting with the FDA in September 2005, we believe, although we cannot guarantee, that long-term cardiovascular safety studies may not be required at this time for FDA approval of our PN product candidates containing naproxen.

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

Treatment for the secondary prevention of cardiovascular and cerebrovascular disease typically consists of multiple prescription and over-the-counter drugs, including statins, anti-hypertensives and anti-platelet agents. Competition for PA will come from the prescription anti-platelet market as well as over-the-counter aspirin and gastro-protective agents. An estimated 24 million Americans fall within the guidelines for chronic anti-platelet therapy as set forth by the American Heart Association. Prescription anti-platelet therapies include PLAVIX (clopidogrel) and generics, EFFIENT (prasugrel) and BRILINTA (ticagrelor). In 2011, prior to loss of market exclusivity, PLAVIX sales exceeded $9 billion worldwide. Because over-the-counter aspirin is used to treat many conditions, including pain and inflammation, identifying the portion of sales attributable to anti-platelet therapy is difficult.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our outstanding patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s and Sun.

PN/PA

We have issued patents in the U.S., Australia, Canada, Europe, Mexico and Eurasia, with claims directed to certain compositions containing a combination of acid inhibitors, including PPIs, and NSAIDs. The issued patents also have claims to treatment methods involving the use of such compositions. We have pending U.S. and foreign patent applications that also have claims to compositions containing acid inhibitors and NSAIDS and to various treatment methods involving such compositions. The issued U.S. patents and related U.S. patent applications are expected to expire on February 28, 2023.

Oppositions were filed against the issued European patent in April 2011 by Chatfield Pharmaceuticals and Strawman Ltd. asserting that the European patent should not have been granted. We filed for a response to these oppositions and the Opposition Division of the European Patent Office called for oral proceedings. Strawman Ltd. Subsequently withdrew from the opposition proceedings. During the proceedings in December 2012, the European Patent Office found that claims relating to combination of PPIs and NSAIDS were valid. Chatfield may appeal the decision by giving notice within sixty days of the date on which the Opposition Division issues its written decisions. The European patent will expire in May 2022, but we have obtained supplement protection certificates (SPCs) for VIMOVO which extend to October 25, 2025, and we expect to apply for SPCs for PA upon approval. We expect that patents outside of the U.S. and Europe, as well as additional patents which issue from the pending foreign patent applications, to expire on May 31, 2022.

We, together with AstraZeneca, have filed joint patent applications relating to VIMOVO. We expect any patents which issue from these applications to expire in 2029 and 2030. We have filed additional patent applications related to PA. We expect any patents which issue from these applications to expire between 2030 and 2032.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, we and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

This process can take a number of years and require substantial financial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective on October 1, 2013 for the fiscal year 2014, the user fee for an application requiring clinical data, such as an NDA, is $2,169,100. PDUFA also imposes an annual product fee for each marketed prescription drug ($104,060), and an annual establishment fee ($554,600) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. However, there are no waivers for product or establishment fees.

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

The status of the NDAs we have submitted to the FDA for Treximet, VIMOVO and our PA product candidates is discussed above in “MT400/Treximet,” “PN/VIMOVO Program,” and “Status of Our Product Candidates and Exploratory Programs” – PA Program"

In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product with the FDA, comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing product for distribution in the U.S. also must list their product candidates with the FDA and comply with cGMP regulations. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

Employees

As of February 21, 2014, we had a total of 16 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 16 employees, six hold advanced degrees, including three with an M.D., Pharm.D. or Ph.D. degree.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 21, 2014, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	60	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	59	Senior Vice President, Finance and Administration, Chief Financial Officer

Dennis McNamara	48	Senior Vice President, Chief Business Officer

Gilda M. Thomas, JD	59	Senior Vice President, General Counsel

John E. Barnhardt, CPA	64	Vice President, Finance & Administration

John G. Fort, MD, MBA	59	Chief Medical Officer

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

Dennis L. McNamara has been Senior Vice President and Chief Business Officer since January 2014. Mr. McNamara joined POZEN in December 1998 as Vice President of Business Development. Prior to joining POZEN, Mr. McNamara held positions in business development with private and publicly-traded development stage biotechnology companies including AlphaVax, Sequana Therapeutics and Apex Bioscience, and in pharmaceutical sales with Abbott Laboratories. Before joining the pharmaceutical industry Mr. McNamara conducted receptor pharmacology research at the University of North Carolina. Mr. McNamara earned his M.B.A. from the University of Michigan and an A.B. degree from Duke University.

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of AstraZeneca and Horizon relating to VIMOVO and Sanofi US relating to our PA product candidates in the United States.

We have incurred significant losses since our inception. As of December 31, 2013, we had an accumulated deficit of approximately $116.6 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon, future sales of our PA product candidates by Sanofi US, or our other product candidates by other commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. If the NDA for our PA product candidates is approved, we may also receive approval –related and sales milestones and royalty payments from Sanofi US pursuant to our license agreement. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We will continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As a result, royalty revenues for sales of VIMOVO in the United States will be received from Horizon. We may also receive milestone and royalty payments under our agreements with Cilag.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, and. if approved, sales of our PA product candidates by Sanofi US in the United States along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. In the event our PA products are approved by the FDA, but not for the expected indication, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

Changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believed that the results demonstrated bioequivalence, but the FDA did not agree. However, the FDA did agree that the results from this Phase 1 study, together with additional information that will be submitted by us in the NDA for the product, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. In the event our PA products are approved by the FDA, but not for the expected indications, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of our products that we develop or acquire. We received Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet. We have also received a Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of VIMOVO. We filed patent infringement lawsuits in response to these ANDAs that has led and will continue to lead to costly and time consuming patent litigation.

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

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment.  The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., and Cilag for the development and commercialization of MT 400 in certain countries in Latin America., a collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO, and a collaboration and license agreement with Sanofi US for the commercialization of our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH, or “Desitin,” for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. Under the Purchase Agreement with CII, CII would receive the proceeds, if any, from our patent litigation regarding Treximet. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the United States District Court for the District of New Jersey. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon.

In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with AstraZeneca is subject to this risk. Under the terms of our agreement with AstraZeneca, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with Horizon to sell VIMOVO in the United States and AstraZeneca to sell VIMOVO outside the United States and our agreement with Sanofi US to sell certain dosage forms of our PA product candidates in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. We have refined our strategy and have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which included developing internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We will continue to depend upon the commercial capabilities of our commercial partners in order to commercialize our products.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we have conducted studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) declining approval. AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and may enter the U.S. market before and compete with our PA cardiovascular product candidates.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO. Under the Purchase Agreement with CII, CII would receive the proceeds, if any, from our patent litigation concerning Treximet and CII also assumed financial responsibility for such litigation.

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of VIMOVO and, if approved, our PA product candidates, as alternatives to other therapies;
•	the receipt and timing of regulatory approvals;
•	the availability of third-party reimbursement;
•	the indications for which the product is approved;
•	the rate of adoption by healthcare providers;
•	the rate of product acceptance by target patient populations;
•	the price of the product relative to alternative therapies;
•	the availability of alternative therapies;
•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
•	the existence of adverse publicity regarding our products or similar products; and
•	the extent and severity of side effects as compared to alternative therapies.

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

Our operating expenses for the fiscal year ended December 31, 2013 totaled $27.1 million, including non-cash compensation expense of $4.0 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2011 through 2013, our average annual operating expenses (including average non-cash deferred compensation of $3.1 million) were $34.3 million. As of December 31, 2013, we had an aggregate of $32.8 million in cash and cash equivalents. Our operating expenses for 2014 and 2015 may exceed the net level of our operating expenses in 2013. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.  Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to shareholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2014. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital.

If our projected expenses increase for our product candidates currently in development, or if we expand our studies for additional indications for our PA product candidates or new product candidates, then, as a result of these or other factors, we may need to raise additional capital. While we retained ownership of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.

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

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.  For example, during the fourth quarter of 2012, we identified an error in our presentation of $5.8 million unsettled investment purchases in the December 31, 2011 Statement of Cash Flows. This was a noncash transaction and there was no change in our total cash and cash equivalents on the Statement of Cash Flows. However, this error constituted a material weakness in our internal controls for our investment process at December 31, 2011.  The existence of this or one or more other material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.  Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover weaknesses in our internal control over financial reporting.  Any such weakness or failure to remediate any existing material weakness could materially adversely affect our ability to comply with applicable financial reporting requirements and the requirements of our various agreements.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

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

Although we do not have sales and marketing experience, we continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer has developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

We retained ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer has developed the commercialization strategy for these products and conducting all the required pre-commercialization activities in the United States. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercial opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 21, 2014, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 12% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 29% of our outstanding share are held by three other stockholders, with two of those stockholders beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to a Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became effective February 22, 2012, for an offering under which we may register up to 8,500,000 shares of our common stock for sale to the public in one or more public offerings. John R. Plachetka, selling stockholder named in the prospectus for the registration statement may offer up to 500,000 of such shares, and we would not receive any of the proceeds from sales of those shares. Purchasers of our common stock in any future offerings by us will incur immediate dilution to the extent of the difference between our net tangible book value per share after the offering and the price paid per share by new investors.

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

Item 3. Legal Proceedings

We, along with GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva, and Dr. Reddy’s, informing us that each had filed an ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intend to market a generic version of Treximet tablets before the expiration of the '499 patent, '458 patent and the '183 patent listed with respect to Treximet in Orange Book. GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the '499 patent and the '458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the '183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The '183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the '183 on October 2, 2025, and with respect to Alphapharm the expiration of the '499 and '458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit Appeal Nos. 2011-1584, -1585, and -1586). Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that '499 and '458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The '183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy’s. The '183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the '183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

On April 15, 2011, the Company and GSK received a Paragraph IV Notice Letter from Sun informing us that Sun had filed an ANDA, with the FDA seeking approval to market a generic version of Treximet tablets before the expiration of '499, '458 and '183 patents. Sun’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 26, 2011, the Company filed suit against Sun for patent infringement in the United States District Court for the Eastern District of Texas. We amended our complaint on November 11, 2011 to include the '095 patent, which was listed in the Orange Book subsequent to the filing of the suit. The parties agreed that the claim construction entered by the District Court in the prior Treximet litigation will control this litigation. On July 16 2013, we entered into a Settlement Agreement with Sun. Under the terms of the Settlement Agreement, which are confidential, Sun was dismissed without prejudice from the currently pending litigation. In compliance with U.S. law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and the Department of Justice for review. On September 17, 2013, the District Court entered an order dismissing the case with prejudice.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the '907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, and the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment.  The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent, which is assigned to the Company and the '504 patent, the '085 patent, the '424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent, which is assigned to the Company and the '504 patent, the '085 patent, the '424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 21, 2014, we estimate that we had approximately 77 stockholders of record and approximately 6,950 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2013 Fiscal Year	High	Low
First Quarter	$6.49	$5.02
Second Quarter	$5.56	$4.26
Third Quarter	$5.99	$4.92
Fourth Quarter	$9.90	$5.35

	Price Range
2012 Fiscal Year	High	Low
First Quarter	$6.15	$2.15
Second Quarter	$8.12	$5.53
Third Quarter	$6.98	$5.71
Fourth Quarter	$6.80	$4.81

On February 20, the last trading day prior to February 21, 2013, the closing price for our common stock as reported by the NASDAQ Global Market was $8.27. In November 2013, we declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was expected to be treated as a return of capital to stockholders. We paid no cash dividends in 2012 or 2011.  Although we have no specific plans to pay cash dividends, we are committed to return as much cash to our stockholders as is prudent. We paid no cash dividends in 2012 or 2011.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2013.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,855,168	$6.81	2,299,461
Equity compensation plans not approved by security holders	—	—	—
Total	4,855,168	$6.81	2,299,461

(1)	Excludes 746,696 restricted stock units issued under our Equity Compensation Plans, as amended and restated.

Stock Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on POZEN Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13

POZEN Inc.	100.00	118.65	131.94	78.37	99.40	249.25
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Pharmaceutical	100.00	104.90	109.55	125.16	172.74	284.56
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

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

	For the Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Sale of royalty rights, net of costs	$—	$—	$71,870	$—	$—
Licensing revenue	26,651	68,417	15,081	5,349	10,322
Development revenue	5,536	132	—	—	—

Total revenue	32,187	68,549	86,951	5,349	10,322
Operating expenses:
Sales, general and administrative	17,767	23,755	21,752	19,024	17,161
Research and development	22,448	22,651	23,020	11,867	9,945

Total operating expenses	40,215	46,406	44,772	30,891	27,106
Interest and other income	535	929	161	259	76

Income (loss) before income tax (expense) benefit	(7,493)	23,072	42,340	(25,283)	(16,708)
Income tax (expense) benefit	634	—	—	—	—
Net income (loss) attributable to common stockholders	$(6,859)	$23,072	$42,340	$(25,283)	$(16,708)
Basic net income (loss) per common share	$(0.23)	$0.77	$1.41	$(0.84)	$(0.55)
Shares used in computing basic net income (loss) per common share	29,814	29,880	29,925	30,092	30,450
Diluted net income per common share	$(0.23)	$0.76	$1.40	$(0.84)	$(0.55)
Shares used in computing diluted net income per common share	29,814	30,246	30,296	30,092	30,450

	December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,710	$64,091	$119,620	$87,314	$32,828
Total assets	49,160	69,698	121,553	89,597	35,334
Total liabilities	15,402	9,070	16,055	5,519	17,545
Accumulated deficit	(139,999)	(116,927)	(74,588)	(99,871)	(116,579)
Total stockholders’ equity	33,758	60,628	105,498	84,077	17,789

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. We have operated a business model that has focused on the following:

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US, for the commercialization of PA, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Our commercialization strategy for PA in the United States is to find a commercial partner who shares our vision for commercialization of the products. Outside the United States is to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. With respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.   Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and is accounted for as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future.

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

We have developed VIMOVO® with AstraZeneca AB, or AstraZeneca. VIMOVO (formerly referred to as PN 400) is the brand name for a proprietary fixed dose combination of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, or OA, rheumatoid arthritis, or RA, and ankylosing spondylitis, or AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed or plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (MEB), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States and countries worldwide are now pursuing pricing and reimbursement and national approvals. As of December 2013, VIMOVO has been filed for regulatory approval in 81 countries, approved in 71 countries. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. They have since informed us that some level of sampling will continue in the U.S. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon Pharma Inc., or “Horizon,” entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. We currently anticipate filing the NDA for both products in the first half of 2013. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we have decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We anticipate that this study, which will enroll up to 30 subjects, will cost approximately $750,000. Final data are expected to be available in March 2014. We will submit study information and data to the FDA as it becomes available during the conduct of the study and FDA has agreed to review such information and data from the study when submitted. FDA has informed us that the Company’s user fee date is now April 25, 2014.

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

We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2013, our accumulated deficit was approximately $116.6 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 65% of our total operating expenses. For the fiscal year ended December 31, 2013, our research and development expenses represented approximately 37% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of Horizon and AstraZeneca to successfully commercialize VIMOVO in the United States and outside the United States, respectively, and the ability of Sanofi US to successfully commercialize our PA product candidates in the United States;
•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;
•	Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;
•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace;
•	The possible acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer has evaluated the commercial opportunities for these product candidates and has developed a worldwide commercial strategy, which enables us to conduct pre-commercialization activities prior to licensing these products to commercial partners. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. In the event the products are not approved for the expected indications, Sanofi US shall have the right, but not the obligation, to terminate the license agreement.

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

Status and Expenses Related to Our Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $6.6 million for the fiscal year ended December 31, 2013, $7.5 million for the fiscal year ended December 31, 2012, and $19.1 million for the fiscal year ended December 31, 2011. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $3.1 million for the fiscal year ended December 31, 2013, $3.9 million for the fiscal year ended December 31, 2012, and $3.6 million for the fiscal year ended December 31, 2011. Total compensation included $0.8 million, $0.5 million and $0.6 million charge for non-cash compensation for stock option expense for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Other research and development department costs were $0.2 million, $0.5 million, and $0.4 million for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

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

Additionally, we met with four national European regulatory agencies to discuss the proposed development program for PN. Under our agreement with AstraZeneca, AstraZeneca has responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed and plans to file for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of the end of December 31, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries.

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5.0 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace.

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

Our PA product candidates, PA32540 and PA8140, have completed clinical development testing in the United States. We completed a Phase 1 proof of concept study in Canada of an earlier formulation of PA containing 325 mg of aspirin and 20 mg of omeprazole (PA32520) in the first quarter of 2007.

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

We have generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. We filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA and is assessing various submission strategies. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we have decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We anticipate that this study, which will enroll up to 30 subjects, will cost approximately $750,000. Final data are expected to be available in March 2014. We will submit study information and data to the FDA as it becomes available during the conduct of the study and FDA has agreed to review such information and data from the study when submitted. FDA has informed us that the Company’s user fee date is now April 25, 2014.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte, would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We plan to commence the required Phase 1 pharmacodynamic study no later than the first quarter of 2014. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue exploratory development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States.  We believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future.

We incurred direct development costs associated with the development of our PA program of $6.5 million during the fiscal year ended December 31, 2013. We incurred total direct development cost of $71.5 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

The Company records revenue under the following categories: royalty revenues, licensing revenues and development revenues.

Licensing revenue for the years ended December 31, 2013, 2012, and 2011 consisted of the following royalty revenue:

	For the year ended December 31,
	2013	2012	2011
Sale of royalty right, net of costs	$—	$—	$71,870,283
Royalty revenue	6,322,000	4,849,000	15,080,234
Other licensing revenue	4,000,000	500,000	—
Total licensing revenue	$10,322,000	$5,349,000	$86,950,517

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

With regard to royalty revenues, royalty revenue from VIMOVO (naproxen / esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2013 and 2012, the Company recognized $6.3 million and $4.8 million for VIMOVO royalty revenue, respectively.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $1.7 million at December 31, 2013, $1.5 million at December 31, 2012 and $5.6 million at December 31, 2011. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on an equal weighting of the historical volatility of our common stock over a six year period. The expected term we use was estimated based on average historical terms to exercise. The risk-free interest rate is based on seven year U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2013 was based on actual historical rates.

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

The financial assets for which we perform recurring measurements are cash equivalents and short-term investments. As of December 31, 2013, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included short-term investments in government agency obligations and corporate fixed income securities.

 Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2013.

The following table sets forth our financial instruments carried at fair value as of December 31, 2013 and December 31, 2012:

	Financial Instruments
	Carried at Fair Value
	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$32,827,732	$68,416,308
Short-term investments	―	18,898,136
Total cash and investments	$32,827,732	$87,314,444

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of  December 31, 2013:

	Financial Instruments
	Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Observable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$32,827,732	$—	$—	$32,827,732
Short-term investments	—	—	—	—
Total cash and investments	$32,827,732	$—	$—	$32,827,732

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

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2013. Our effective tax rate was 0% for the fiscal year ended December 31, 2012. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2010. However, the loss carryforwards generated prior to 2010 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal year ended December 31, 2013 and 2012, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Net loss per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2013 was $(16.7) million, or $(0.55) per share, on a diluted basis, as compared to a net loss of $(25.3) million, or $(0.84) per share, on a diluted basis, for the fiscal year ended December 31, 2012. The net loss for the fiscal year ended December 31, 2013 included a $(4.0) million, or $(0.13) per share charge for non-cash stock-based compensation expense as compared to $(2.7) million, or $(0.09) per share for the same period of 2012.

Revenue: We recognized total revenue of $10.3 million for the fiscal year ended December 31, 2013 as compared to total revenue of $5.3 million for the fiscal year ended December 31, 2012. The increase in revenue was primarily due to an increase of $4.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase in VIMOVO royalty. Licensing revenue for the fiscal year ended December 31, 2013 consisted of $6.3 million of royalty revenue and $4.0 million of other licensing revenue compared to $4.8 million of royalty revenue and $0.5 million of other licensing revenue for 2012. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $2.0 million to $9.9 million for the fiscal year ended December 31, 2013, as compared to the same period of 2012. The decrease was due primarily to a decrease in direct development costs for our PA program and in departmental costs, as compared to the same period of 2012. Direct development costs for the PA program decreased by $0.9 million to $6.5 million, primarily due to the completion of the clinical trial activities and other product development activities during the fiscal year ended December 31, 2012. Other direct departmental costs and departmental expenses decreased by $1.1 million primarily due to decreased personnel costs, as compared to the same period of 2012. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $1.8 million to $17.2 million for the fiscal year ended December 31, 2013, as compared to the same period of 2012. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2012. The decrease was partially offset by an increase of $1.4 million in legal costs for patent defense and general and administrative expenses. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $0.1 million and $0.3 million for the fiscal years ended December 31, 2013 and 2012, respectively.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Net income (loss) per share: Net loss attributable to common stockholders for the fiscal year ended December 31, 2012 was ($25.3) million, or ($0.84) per share, on a diluted basis, as compared to a net income of $42.3 million, or $1.40 per share, on a diluted basis, for the fiscal year ended December 31, 2011. The net loss for the fiscal year ended December 31, 2012 included a ($2.7) million, or ($0.09) per share charge for non-cash stock-based compensation expense as compared to $2.6 million, or $0.09 per share for the same period of 2011.

Revenue: We recognized total revenue of $5.3 million for the fiscal year ended December 31, 2012 as compared to total revenue of $87.0 million for the fiscal year ended December 31, 2011. The decrease in revenue was primarily due to a decrease of $71.9 million received from the sale of royalty rights in 2011 and a $9.7 million decrease in licensing revenue for the fiscal year ended December 31, 2012 compared to 2011. Licensing revenue for the fiscal year ended December 31, 2012 consisted of $4.8 million of royalty revenue and $0.5 million of other licensing revenue compared to $15.1 million of royalty revenue and $71.9 million of other licensing revenue for 2011.There was no development revenue for fiscal years ended December 31, 2012 and 2011. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events. Additionally, our development revenues include the billings for the direct costs and certain personnel-related time incurred in performing additional development activities described under our collaboration agreements. All costs associated with our development revenues are included in research and development expenses in our Statements of Operations. The collaboration agreements establish the rates for billing personnel-related time incurred and consequently, the associated costs incurred to perform the additional development activities are not separately captured from ongoing personnel costs.

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

Income Taxes

At December 31, 2013 and 2012, we had federal net operating loss carryforwards of approximately $66.8 million and $51.8 million, respectively, state net economic loss carryforwards of approximately $82.9 million and $79.2 million, respectively, and research and development credit carryforwards of approximately $14.0 million and $14.1 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. Of the total increase in valuation allowance of $4.7 million, an increase of $4.7 million was allocable to current operating activities. When the valuation allowance is realized, a portion related to excess stock option compensation will be realized as an increase in additional paid-in capital. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. Based upon our historic losses, management has recorded a valuation allowance on the net deferred tax assets. The actual effective rate may vary depending upon actual licensing fees and other milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns, in accordance with ASC 740, “Accounting for Income Taxes.” Since our inception, we have incurred substantial losses and may incur substantial and recurring losses in future periods.

Liquidity and Capital Resources

At December 31, 2013, cash and cash equivalents, along with short-term investments, totaled $32.8 million, a decrease of $54.5 million compared to December 31, 2012. The decrease in cash was primarily due to a special distribution of $53.6 million paid in late December 2013 that represented surplus corporate cash. This is offset by the receipt of $6.0 million for VIMOVO royalties from AstraZeneca and $15.0 million for the PA license agreement with Sanofi US. Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

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

We received $21.0 million in operating cash during the fiscal year ended December 31, 2013 pursuant to the terms of our collaboration agreements with AstraZeneca and Sanofi US. In addition, our balance sheet included a $1.7 million accounts receivable for royalties under the AstraZeneca agreement, which was subsequently received.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $0.9 million and $26.1 million for fiscal years ended December 31, 2013 and December 31, 2012, respectively. Net cash provided by investing activities during the fiscal year ended December 31, 2013 totaled $18.8 million, and net cash used in investing activities for the fiscal year ended December 31, 2012 totaled $11.5 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash used in financing activities during the fiscal year ended December 31, 2013 totaled $53.5 million and net cash provided by financing activities during the fiscal year ended December 31, 2012 totaled $1.1 million. Cash required for our operating activities during 2014 is projected to decrease from our 2013 requirements as a result of decreased development and pre-commercialization activities. During the fiscal years ended December 31, 2013 and December 31, 2012 we recorded non-cash stock-based compensation expense of $4.0 million and $2.7 million, respectively, associated with the grant of stock options and restricted stock.

As of December 31, 2013, we had $32.8 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140 and our planned level of business activities, through 2014 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We retained sufficient cash to fund our expected activities for the next several years.

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

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2013, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016-after
	($ in thousands)
Operating leases[1]	$866	$491	$375	$—
Product development agreements[2]	1,977	1,643	199	135
Total contractual obligations	$2,843	$2,134	$574	$135

1	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
2	Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2013. These agreements may be terminated by us at any time without incurring a termination fee.

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

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1of this Annual Report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 4, 2014, which we intend to file within 120 days of the end of our fiscal year.

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

10.31
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.32	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.33	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011).†

10.34
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.35
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

10.36
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.37
First Amendment to Manufacturing Services Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.38
First Amendment to Capital Expenditure and Equipment Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.39
License and Development Agreement, dated as of May 7, 2012, by and between POZEN Inc. and DESITIN Arzneimittel GmbH (filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q, filed on August 8, 2012).

10.40	Severance Agreement, dated as of November 1, 2012, by and between POZEN Inc. and Tomas Bocanegra.***

10.41
Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.42
License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.43	Letter Agreement among POZEN Inc., AstraZeneca AB and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013.**†

10.44	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013.**†

10.45	Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013. ** †

10.46	Amended and Restated Collaboration and License Agreement for outside of the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013. ** †

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2013 and December 31, 2012, (iii) Statements and operations for the year ended December 31, 2013 and December 31, 2012, (iii) Statements and Cash Flows for the years ended December 31, 2013 and December 31, 2012, and (iv) Notes to the Financial Statements.

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

Registrant:

POZEN Inc.

Date:	March 6, 2014	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 6, 2014
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 6, 2014
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 6, 2014
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Neal F. Fowler	Director	March 6, 2014
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	March 6, 2014
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	March 6, 2014
Kenneth B. Lee Jr.

/s Martin Nicklasson	Director	March 6, 2014
Martin Nicklasson

/s/ Seth A. Rudnick	Director	March 6, 2014
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 6, 2014	March 6, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina

March 6, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN, Inc.

We have audited POZEN Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, POZEN, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2013 and 2012 and the related statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 6, 2014

POZEN Inc.

Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$32,827,732	$68,416,308
Short-term investments	―	18,898,136
Accounts receivable	1,673,000	1,352,000
Prepaid expenses and other current assets	794,665	858,423

Total current assets	35,295,397	89,524,867
Property and equipment, net of accumulated depreciation	38,979	71,945
Total assets	$35,334,376	$89,596,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,500,671	$1,231,761
Accrued compensation	3,132,468	2,574,334
Accrued expenses	1,655,212	1,456,055
Deferred revenue	11,257,300	257,300
Total current liabilities	17,545,651	5,519,450

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,677,437 and 30,321,861 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	30,677	30,322
Additional paid-in capital	134,337,213	183,921,159
Accumulated other comprehensive loss	―	(3,253)
Accumulated deficit	(116,579,165)	(99,870,866)

Total stockholders’ equity	17,788,725	84,077,362

Total liabilities and stockholders’ equity	$35,334,376	$89,596,812

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2013	2012	2011
Revenue:
Sale of royalty rights, net of costs	$—	$—	$71,870,283
Licensing revenue	10,322,000	5,349,000	15,080,234
Development revenue	—	—	—

Total revenue	10,322,000	5,349,000	86,950,517
Operating expenses:
Sales, general and administrative	17,160,810	19,024,164	21,752,299
Research and development	9,945,049	11,866,554	23,020,129

Total operating expenses	27,105,859	30,890,718	44,772,428
Interest and other income	75,560	258,697	161,443
(Loss) income before income tax benefit	(16,708,299)	(25,283,021)	42,339,532

Income tax benefit	—	—	—

Net (loss) income attributable to common stockholders	(16,708,299)	(25,283,021)	42,339,532
Change in unrealized gains/(loss) on marketable Securities	3,253	14,388	(37,248)
Comprehensive (loss) income	$(16,705,046)	$(25,268,633)	$42,302,284

Basic net (loss) income per common share	$(0.55)	$(0.84)	$1.41

Shares used in computing basic net (loss) income per common share	30,449,721	30,091,985	29,924,944
Diluted net (loss) income per common share	$(0.55)	$(0.84)	$1.40
Shares used in computing diluted net (loss) income per common share	30,449,721	30,091,985	30,296,200

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	$29,904	$177,505,978	$19,607	$(116,927,377)	$60,628,112
Payments related to net settlement of stock awards	-	(70,258)	-	-	(70,258)
Issuance of common stock upon vesting of restricted stock	71	(71)	-	-	-
Stock-based compensation	-	2,638,106	-	-	2,638,106
Net income	-	-	-	42,339,532	42,339,532
Other comprehensive income	-	-	(37, 248)	-	(37,248)
Balance at December 31, 2011	29,975	180,073,755	(17,641)	(74,587,845)	105,498,244
Exercise of common stock options	253	1,306,106	-	-	1,306,359
Payments related to net settlement of stock awards	-	(188,528)	-	-	(188,528)
Issuance of common stock upon vesting of restricted stock	94	(94)	-	-	-
Stock-based compensation	-	2,729,920	-	-	2,729,920
Net loss	-	-	-	(25,283,021)	(25,283,021)
Other comprehensive income		-	14,388	-	14,388
Balance at December 31, 2012	30,322	183,921,159	(3,253)	(99,870,866)	84,077,362
Exercise of common stock options	151	661,823	-	-	661,974
Payments related to net settlement of stock awards	-	(522,439)	-	-	(522,439)
Issuance of common stock upon vesting of restricted stock	204	(204)	-	-	-
Distribution to shareholders	-	(53,685,512)	-	-	(53,685,512)
Stock-based compensation	-	3,962,386	-	-	3,962,386
Net loss	-	-	-	(16,708,299)	(16,708,299)
Other comprehensive income	-	-	3,253	-	3,253
Balance at December 31, 2013	$30,677	$134,337,213	-	$(116,579,165)	$17,788,725

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
Operating Activities	2013	2012	2011
Net (loss) income	$(16,708,299)	$(25,283,021)	$42,339,532
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	29,413	45,251	45,697
Loss on disposal of fixed assets	5,205	1,535	—
Bond amortization income	63,389	1,520,071	828,269
Noncash compensation expense	3,962,386	2,729,920	2,638,106
Changes in operating assets and liabilities:
Accounts receivable	(321,000)	(222,000)	2,908,726
Prepaid expenses and other current assets	63,758	(158,097)	798,669
Accounts payable and other accrued expenses	1,026,201	(4,782,946)	974,822
Deferred revenue	11,000,000	—	257,300
Net cash (used in) provided by operating activities	(878,947)	(26,149,287)	50,791,121

Investing activities
Purchase of equipment	(1,652)	(15,821)	(78,574)
Purchase of investments	―	(35,922,138)	(26,054,649)
Sale and maturities of investments	18,838,000	24,395,000	49,171,000

Net cash provided by (used in) investing activities	18,836,348	(11,542,959)	23,037,777
Financing activities
Proceeds from issuance of common stock	661,974	1,306,359	—
Distribution to shareholders	(53,685,512)	—	—
Payments related to net settlement of stock-based awards	(522,439)	(188,528)	(70,258)

Net cash (used in) provided by financing activities	(53,545,977)	1,117,831	(70,258)

Net (decrease) increase in cash and cash equivalents	(35,588,576)	(36,574,415)	73,758,640
Cash and cash equivalents at beginning of year	68,416,308	104,990,723	31,232,083

Cash and cash equivalents at end of year	$32,827,732	$68,416,308	$104,990,723

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.	Significant Accounting Policies

General

POZEN Inc. (“we” or “POZEN” or the “Company”) was incorporated in the State of Delaware on September 25, 1996 and is operating in a single reportable segment. The Company has been a pharmaceutical company committed to transforming medicine that transforms lives. Since inception, the Company has focused its efforts on developing products which can provide improved efficacy, safety or patient convenience in the treatment of acute and chronic pain and pain related conditions and has developed a portfolio of integrated aspirin therapies. Historically, the Company has entered into collaboration agreements to commercialize its product candidates. The Company’s licensing revenues include upfront payments, additional payments if and when certain milestones in the product’s development or commercialization are reached, and the eventual royalty payments based on product sales.

We decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi US, for the commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, or PA, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more commercial partners with relevant expertise to commercialize our future products globally.

With respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.  Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and is accounted for as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

The Company records revenue under the following categories: sale of royalty rights and, licensing revenues consisting of royalty revenues and other licensing revenues.

Sale of royalty rights for the year ended December 31, 2011 reflected the U.S. sales of MT 400, including Treximet®, for which The Company received a purchase price of $71.9 million (net of costs). The Company will receive a twenty percent (20%) interest in any royalties received by the purchaser relating to the period commencing on April 1, 2018. No sale of royalty rights occurred in the years ended December 31, 2013 and 2012.

In September 2013, the Company announced the signing of an exclusive license agreement for the commercialization of its proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor (PPI), and enteric-coated (EC) aspirin in a single tablet (“PA”), PA8140 and PA32540. Under the terms of the agreement, Sanofi will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. The Company received an upfront payment of $15.0 million which is being amortized over 15 months.

Licensing revenue for the years ended December 31, 2013, 2012 and 2011 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2013	2012	2011
Royalty Revenue	$6,322,000	$4,849,000	$15,080,234
Other licensing revenue	4,000,000	500,000	—
Total licensing revenue	$10,322,000	$5,349,000	$15,080,234

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. Treximet and VIMOVO royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the fiscal years ended December 31, 2011, the Company recognized $12.2 million for Treximet, and for the fiscal years ended December 31, 2013, 2012 and 2011, the Company recognized $6.3 million, $4.8 million and $2.9 million, respectively, for VIMOVO, of royalty revenue which is included within licensing revenue in the accompanying statements of comprehensive income (loss). There was no royalty revenue recognized for Treximet during the fiscal years ended December 31, 2013 and 2012 due to monetization of the future royalty in 2011.

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

With regard to royalty revenues, royalty revenue from Treximet (sumatriptan/naproxen sodium) and VIMOVO (naproxen and esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For Treximet and VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners.

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

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the fiscal years ended December 2013 and 2012, the Company had $0.1 million and $0.3 million, respectively, of interest, bond amortization and other income. As of December 31, 2013 and 2012, there were no investments in a significant unrealized loss position.

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

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of December 31, 2013.

Investments consisted of the following as of December 31, 2012:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments - Corporate debt securities	18,901,389	58	(3,311)	18,898,136
Total	$18,901,389	$58	$(3,311)	$18,898,136

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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at December 31, 2013 or 2012. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

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

The following table sets forth our financial instruments carried at FV within the ASC 820 hierarchy and using the lowest level of input as of December 31, 2013:

	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$32,827,732	$—	$—	$32,827,732
Short-term investments	—	—	—	—
Total	$32,827,732	$—	$—	$32,827,732

The following table sets forth our financial instruments carried at fair value within the ASC 820 hierarchy and using the lowest level of input as of December 31, 2012:

	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant other unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$68,416,308	$—	$—	$68,416,308
Short-term investments	—	18,898,136	—	18,898,136
Total	$68,416,308	$18,898,136	$—	$87,314,444

There were no transfers into and out of each level of the fair value hierarchy for assets measured at fair value for the years ended December 31, 2013 and 2012.

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

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2013 and 2012 totaled $0.7 million.

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

Net (Loss) Income Per Share

Basic and diluted net loss or income per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2013	2012	2011
Basic weighted average shares outstanding	30,449,721	30,091,985	29,924,944
Effect of dilutive employee and director awards	—	—	371,256
Diluted weighted-average shares outstanding and assumed conversions	30,449,721	30,091,985	30,296,200

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

Contingencies

We and GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy's informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan, had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

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

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s and Sun.

The Company has no continuing involvement in the selling or marketing of Treximet, nor does it have any impact on the future royalty stream. The upfront payment of $75 million received is non-refundable, is fixed in amount and is not dependent on the future royalty stream of Treximet.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification.  On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment.  The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s Lupin, Anchen, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $17.2 million, in legal fees through the fiscal year ended December 31, 2013. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules were effective for the Company in the first quarter of 2013 with retrospective application required. The adoption of the new accounting rules had no material effect on Company’s financial condition, results of operations or cash flows.

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

We and GSK received Paragraph IV Notice Letters from Par, Alphapharm, Teva and Dr. Reddy's informing us that each company (or in the case of Alphapharm, its designated agent in the United States, Mylan, had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets. Par, Alphapharm, Teva, and Dr. Reddy’s each indicated in their respective Notice Letters that they intended to market a generic version of Treximet tablets before the expiration of U.S. Patent Nos. 6,060,499, or the ‘499 patent, 6,586,458, or the ‘458 patent and 7,332,183, or the '183 patent, listed with respect to Treximet in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”). GSK advised us that it elected not to exercise its first right to bring infringement suits against Par, Alphapharm, Teva, and Dr. Reddy’s. Accordingly, we filed suit against Par on November 14, 2008, Alphapharm and Mylan on January 2, 2009, Teva, on April 14, 2009, and Dr. Reddy’s on August 21, 2009, all in the United States District Court for the Eastern District of Texas. On April 14, 2010, we announced that we had entered into a Settlement Agreement with Teva. Under the terms of the Settlement Agreement, Teva was dismissed without prejudice from the consolidated litigation currently pending, but agreed to be bound by the outcome of such litigation or any resulting settlements with third parties. On August 8, 2011, we announced that on August 5, 2011, the District Court ruled the ʼ499 patent and the ʼ458 patent to be valid, enforceable and infringed by Par, Alphapharm and Dr. Reddy’s. A third patent, the ʼ183 patent, covering the Treximet formulation was held to be valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. The District Court also ordered that defendants’ ANDAs not be approved by the FDA until, with respect to Par and Dr. Reddy’s, at least the expiration of the ʼ183 on October 2, 2025, and with respect to Alphapharm the expiration of the ʼ499 and ʼ458 patents on August 14, 2017. On September 6, 2011, we announced that Par, Alphapharm, and Dr. Reddy’s had each appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. (Appeal Nos. 2011-1584, -1585, and -1586) Alphapharm also separately appealed the District Court’s judgment denying its request for attorneys’ fees (Appeal No. 2012-1023). On May 10, 2012, the Federal Circuit heard arguments on each of the appeals. On June 5, 2012, the Federal Circuit issued an order affirming the District Court’s denial of Alphapharm’s request for attorneys’ fees. On September 28, 2012, the Federal Circuit affirmed the lower court ruling which held that ‘499 and ʼ458 patents were valid, enforceable and infringed by Par, Alphapharm, and Dr. Reddy’s. The ʼ183 patent covering the Treximet formulation was also valid, enforceable and infringed by Par and Dr. Reddy’s. The ʼ183 patent was not asserted against Alphapharm. Par and Dr. Reddy’s petitioned the Federal Circuit for a rehearing en banc in connection with the portion of the decision holding that the ‘183 patent was infringed by their respective ANDA products. The Federal Circuit denied the petition for rehearing on July 26, 2013.

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

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. Under the Purchase Agreement, CII assumed financial responsibility for and would receive the proceeds, if any, from our patent litigation concerning Treximet against Par, Alphapharm, Dr. Reddy’s and Sun.

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

On December 31, 2013 we accrued $1.7 million of VIMOVO royalty revenue, which was subsequently received. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

On September 16, 2013, we and AstraZeneca entered into another amendment to the Original Agreement which made clarifications to certain intellectual property provisions of the Original Agreement to clarify that AstraZeneca’s rights under those provisions do not extend to products which contain acetyl salicylic acid. On September 16, 2013, we and AstraZeneca also executed a letter agreement whereby we agreed that in the event that AstraZeneca divested its rights and obligations to market VIMOVO in the United States to a third party, AstraZeneca would be relieved of its obligations under the Original Agreement with respect to the United States as of the effective date of such divestiture, including its obligation under the Original Agreement to guarantee the performance of such assignee and/or sublicensee.

On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In connection with this divestiture, on November 18, 2013 we and AstraZeneca entered into an Amended and Restated Collaboration and License Agreement for the United States (the U.S. Agreement”) and an Amended and Restated License and Collaboration Agreement for Outside the United States (the “ROW Agreement”), which agreements collectively amend and restate Original Agreement. AstraZeneca has assigned the U.S. Agreement to Horizon in connection with the Divestiture with our consent.

We and Horizon also entered into Amendment No. 1 to the U.S. Agreement which, among other things, amends the royalty provisions of the U.S. Agreement to provide for a guaranteed annual minimum royalty amount of $5 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. Amendment No. 1 also provides that Horizon has assumed AstraZeneca’s right to lead the on-going Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us, amends certain time periods for Horizon’s delivery of quarterly sales reports to POZEN, and provides for quarterly update calls between the parties to discuss VIMOVO’s performance and Horizon’s commercialization efforts.

Further, the Company, AstraZeneca and Horizon executed a letter agreement whereby POZEN expressly consented to the assignment by AstraZeneca and the assumption by Horizon of the U.S. Agreement. In addition, the letter agreement establishes a process for AstraZeneca and Horizon to determine if sales milestones set forth in the Original Agreement are achieved on a global basis and other clarifications and modifications required as a result of incorporating the provisions of the Original Agreement into the U.S. Agreement and the ROW Agreement or as otherwise agreed by the parties.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

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

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment.  The District Court has yet to rule on the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, Pozen and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. The Court has yet to rule on DRL’s Motion.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. The Court has yet to rule on those Motions.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

In consideration for the rights granted to Sanofi US under the license agreement, Sanofi US paid us an upfront payment of $15 million. We are also eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. We will also receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement. Sanofi US will use commercially reasonable efforts to commercialize the licensed products and has agreed to specified advertising and promotional expense levels and sales details for the first two years after launch. In the event net sales for licensed products are less than a specified amount during the third full year of commercialization, we may notify Sanofi US that we wish to purchase back from Sanofi US all rights to the licensed products in the United States. In the event we wish to exercise our option, Sanofi US will have the first right to buy out our remaining interest. The license agreement will terminate upon the expiration of Sanofi US’s royalty payment obligations, which occurs, on a licensed product-by-licensed product basis, upon the latest of (i) expiration of the last-to-expire patent covering a licensed product and (ii) a specified number of years following first commercial sale of such licensed product. Sanofi US may terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the License Agreement. The license agreement may also be terminated by either party if the other party fails to cure certain material breaches under the license agreement. In addition, Sanofi US may terminate the license agreement under certain other specified circumstances, including in the event the licensed products do not receive approval for the expected indication.

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

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of an extraordinary dividend or distribution, the Company’s 2010 Stock Option Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. In addition, the 2010 Stock Option Plan provides for an adjustment to the number of common shares available for grant under the stock option plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, the number of common shares available for grant was adjusted by 416,971 and that increase is reflected in the table below.

At December 31, 2013, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,299,461
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,601,856
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	7,991,317

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2013	2012
Research and development costs	$1,025,995	$1,017,059
Other	629,217	438,996

	$1,655,212	$1,456,055

5.	Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2013, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	($ in thousands)
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$25,909	$21,698
Research and development credits	13,992	14,058
Equity compensation and other	8,629	8,045

Total deferred tax assets	48,530	43,801
Valuation allowance	(48,530)	(43,801)

Net deferred tax asset	$—	$—

At December 31, 2013 and 2012, we had federal net operating loss carryforwards of approximately $66.8 million and $51.8 million respectively, state net economic loss carryforwards of approximately $82.9 million and $79.2 million respectively, and research and development credit carryforwards of approximately $14 million and $14.1 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2026 and 2014, respectively, and the research and development credit carryforwards begin to expire in 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards, based on the Company's assessment regarding the realizability of these deferred tax assets in future periods. Of the total increase in valuation allowance of $4.7 million, an increase of $4.7 million was allocable to current operating activities.  The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. The recognized tax benefit related to net operating loss carryforwards was approximately $0, $0, and $15.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013. As a result, the Company adjusted its deferred tax assets in the current year for both the 2013 and 2012 research and development credits, which resulted in an increase to the deferred tax assets and a corresponding increase to the valuation allowance of $0.02 million and $0.11 million, respectively.

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $0.96 million.

The actual income tax benefit (expense) for the years ended December 31, 2013, 2012 and 2011, differed from the amounts computed by applying the U.S. federal tax rate of 35%  to income (loss) before taxes as a result of the following:

($ in thousands)
	2013	2012	2011
(Loss) income before income tax	$(16,708)	$(25,283)	$42,340
Federal tax rate	35%	35%	35%

Federal income tax provision at statutory rate	(5,848)	(8,849)	14,819
State tax provision	(215)	(343)	574
	(6,063)	(9,192)	15,393
Decrease (increase) in income tax benefit resulting from:
Research and development credits	66	—	(596)
Non-deductible expenses and other	302	409	—
Change in state tax rate	966	—	—
Change in valuation allowance	4,729	8,783	(14,797)

Income tax expense	$—	$—	$—

The Company had gross unrecognized tax benefits of approximately $0.5 million as of January 1, 2013. As of December 31, 2013, the total gross unrecognized tax benefits were approximately $0.5 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since adoption of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the Internal Revenue Service (IRS) if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2013	$517,700

Additions/Decreases for tax positions of prior years	(1,900)
Additions/Decreases for tax positions of the current year	22,400

Gross tax liability at December 31, 2013	$538,200

6.	Equity Compensation Plans

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

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of a spinoff or the Company’s payment of an extraordinary dividend or distribution, the 2010 Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. The total number of outstanding time-based awards, performance-based awards and restrictive stock units increased by 987,000 and is reflected as a distribution allocation in the tables that follow.

Our Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 include the following stock-based compensation expense:

	Years ended December 31,
	2013	2012	2011
Research and development	$765,526	$461,118	$573,162
Sales, general and administrative	3,196,860	2,268,802	2,064,944
Total expense	$3,962,386	$2,729,920	$2,638,106

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.6 years, was $2.4 million at December 31, 2013.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2013, 2012 and 2011 are shown in the following table:

	2013	2012	2011
Expected volatility	63.7%	68.0–72.3%	70.8 –75.5%
Expected dividends	0%	0%	0%
Expected terms	6.0 Years	6.0 Years	5.1-6.0 Years
Risk-free interest rate	1.25%	0.91–1.33%	0.98 –2.7%
Weighted average grant date fair value	$5.35	$4.87	$4.48

For the years ended December 31, 2013, 2012 and 2011, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the years ended December 31, 2013, 2012 and 2011, the expected term was based upon average historical terms to exercise. The risk-free interest rate is based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the years ended December 31, 2013, 2012 and 2011 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2013, and changes during the year ended December 31, 2012, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	3,926	$8.11	5.3	$443
Granted	25	5.42
Exercised	(138)	4.56
Forfeited or expired	(280)	7.18
Distribution allocation	782	0.12
Outstanding at December 31, 2013	4,315	6.82	4.3	$8,553
Exercisable at December 31, 2013	3,555	$7.41	3.6	$5,537
Vested or expected to vest at December 31, 2013	4,201	$6.82	4.3	$8,327

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2013, 2012 and 2011 was equal to the market price of the underlying common stock on the grant date. A total of 138,562 stock options were exercised during the year ended December 31, 2013 with an intrinsic value of $589,000, a total of 252,398 stock options were exercised during the year ended December 31, 2012 with an intrinsic value of $304,000, while no stock options were exercised during the year ended December 31, 2011. The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.4 million and $1.2 million, respectively.

A summary of the time-based nonvested awards as of December 31, 2013, and changes during the year ended December 31, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2012	1,179	$5.19
Granted	25	5.42
Forfeited or expired	(115)	4.63
Distribution allocation	138	0.12
Vested	(467)	5.68

Nonvested outstanding at December 31, 2013	760	$4.06

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $1.2 million, $1.0 million and $0.6 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2012	604	$5.68
Granted	231	5.86
Vested and released	(152)	3.69
Forfeited or expired	(47)	5.89
Distribution allocation	111	0.05

Restricted stock outstanding at December 31, 2013	747	$5.29

As of December 31, 2013 there was an aggregate $1.2 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $27,000 unrecognized compensation expense related to unvested restricted stock units under the March 15, 2010 award of 87,180 restricted stock units with a grant-date per-share fair value of $6.50, $143,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $87,000 unrecognized compensation expense related to unvested restricted stock units under the March 2012 award of 191,060 restricted stock units with a grant-date per-share fair value of $4.72, $859,000 unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, and $56,000 unrecognized compensation expense related to unvested restricted stock units under the June 2013 award of 25,000 restricted stock units with a grant-date per-share fair value of $5.42.

There were 523,091 unvested restricted stock units outstanding at December 31, 2013. There were 430,037 unvested restricted stock units outstanding at December 31, 2012. There were 389,281 unvested restricted stock units outstanding at December 31, 2011. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $863,000, $920,000 and $250,000 respectively.

Performance-Based Awards

On May 6, 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock. On September 10, 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock. Twenty-five percent (25%) of the PN incentive program options granted vested during September 2009, upon the acceptance by the FDA of the NDA for VIMOVO (enteric-coated naproxen / immediate release esomeprazole magnesium, formerly referred to as PN 400). The remaining seventy-five percent (75%) of the options granted vested on April 30, 2010 upon the Company’s receipt of an action letter from the FDA indicating approval of the NDA for VIMOVO. The options have a ten-year term. The May 6, 2008 and September 10, 2008 option grants have exercise prices of $14.45 per share and $10.82 per share, respectively, which was equal to the NASDAQ reported market closing price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of these performance-based options was $9.66 per share and $7.08 per share for the May 6, 2008 and September 10, 2008 option grants, respectively. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer on May 6, 2008 under the PN incentive plan, with identical grant and exercise terms except that 100% of the options granted vested during September 2009, upon acceptance by the FDA of the NDA for VIMOVO. The Company recognized compensation costs for these awards over the expected service period.

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

A summary of the performance-based stock awards as of December 31, 2013, and changes during the twelve months ended December 31, 2013, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2012	646	$6.96
Granted	—	—
Exercised	(162)	4.88
Forfeited or expired	(37)	5.00
Distribution allocation	93	1.41

Performance-based outstanding at December 31, 2013	540	$6.76

During the twelve months ended December 31, 2013 there was an expense of $1.6 million recorded related to the achievement of vesting criteria for performance-based awards under the PA32540 and PA8140 incentive programs. As of December 31, 2013, there was $274,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The December 31, 2013 amount is expected to be recognized at the time of the grant vesting over the period ending in second quarter 2014. Under the PA32540 and PA8140 incentive programs, there were 246,000 unvested performance-based options outstanding at December 31, 2013. A total of 231,000 performance-based awards vested during the twelve months ended December 31, 2013 and no performance-based awards vested during the twelve months ended September 30, 2012 and December 31, 2011. There were 294,000 vested performance-based options outstanding at December 31, 2013. The total value of performance-based awards that vested during the year ended December 31, 2013, 2012 and 2011 was $1.0 million, $0 and $0, respectively. There were 37,000 awards forfeited during the twelve months ended December 31, 2013, 204,123 awards forfeited during the year ended December 31, 2012 and 43,458 awards forfeited during the year ended December 31, 2011. A total of 162,000 performance-based awards were exercised during the year ended December 31, 2013 and no performance-based awards were exercised during the years ended December 31, 2012 and 2011. At December 31, 2013, the performance-based options had an intrinsic value of $1.9 million and a remaining weighted contractual life of 5.0 years.

7.	Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $419,000, $419,000 and $418,000, for the years ended December 31, 2013, 2012 and 2011, respectively. The following is a schedule of noncancellable future minimum lease payments for operating leases at December 31, 2013:

($ in thousands)
2014	491
2015	375

$866

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $136,900 at December 31, 2013.

8.	Retirement Savings Plan

The Company has adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the years ended December 31, 2013, 2012 and 2011, the Company made contributions of $191,582 and $224,420 and $217,348 respectively, to the Plan.

9.	Summary of Operations by Quarters (Unaudited)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$1,415,000	$1,651,000	$2,583,000	$4,673,000
Total revenue	1,415,000	1,651,000	2,583,000	4,673,000
Operating expenses	7,217,983	5,654,378	7,364,190	6,869,308
Loss before income tax expense	(5,777,932)	(3,987,996)	(4,767,193)	(2,175,178)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(5,777,932)	$(3,987,996)	$(4,767,193)	$(2,175,178)

Basic and diluted net loss per common share	$(0.19)	$(0.13)	$(0.16)	$(0.07)

Shares used in computing basic and diluted net loss per common share	30,336,398	30,403,670	30,476,562	30,582,255

Comprehensive Loss	$(5,774,679)	$(3,987,996)	$(4,767,193)	$(2,175,178)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$1,289,000	$1,768,000	$940,000	$1,352,000
Total revenue	1,289,000	1,768,000	940,000	1,352,000
Operating expenses	9,752,369	6,944,775	6,700,644	7,492,930
Loss before income tax benefit	(8,394,732)	(5,104,112)	(5,695,344)	(6,088,833)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(8,394,732)	$(5,104,112)	$(5,695,344)	$(6,088,833)

Basic and diluted net loss per common share	$(0.28)	$(0.17)	$(0.19)	$(0.20)

Shares used in computing basic and diluted net loss per common share	29,975,175	29,998,006	30,084,315	30,310,446

Comprehensive Loss	$8,411,701	$(5,105,262)	$(5,659,929)	$(6,091,741)

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

10.31
Executive Employment Agreement, dated as of December 10, 2009, between the Company and John G. Fort, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2009).***

10.32	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.33	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011).†

10.34
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.35
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

10.36
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.37
First Amendment to Manufacturing Services Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

Exhibit No.	Description

10.38
First Amendment to Capital Expenditure and Equipment Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.39
License and Development Agreement, dated as of May 7, 2012, by and between POZEN Inc. and DESITIN Arzneimittel GmbH (filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q, filed on August 8, 2012).

10.40	Severance Agreement, dated as of November 1, 2012, by and between POZEN Inc. and Tomas Bocanegra.***

10.41
Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.42
License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.43	Letter Agreement among POZEN Inc., AstraZeneca AB and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013.**†

10.44	Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013.**†

10.45	Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013. ** †

10.46	Amended and Restated Collaboration and License Agreement for outside of the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013. ** †

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2013 and December 31, 2012, (iii) Statements and operations for the year ended December 31, 2013 and December 31, 2012, (iii) Statements and Cash Flows for the years ended December 31, 2013 and December 31, 2012, and (iv) Notes to the Financial Statements.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.