Form 10-Q
period 2014-03-31
POZEN INC /NC
filed 2014-05-08
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 30,854,962.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2014

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,143,450	$32,827,732
Accounts receivable	4,548,676	1,673,000
Prepaid expenses and other current assets	711,047	794,665
Total current assets	32,403,173	35,295,397
Property and equipment, net of accumulated depreciation	34,024	38,979
Total assets	$32,437,197	$35,334,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457,363	$1,500,671
Accrued compensation	1,016,274	3,132,468
Accrued expenses	883,330	1,655,212
Deferred revenue	8,257,300	11,257,300
Total current liabilities	10,614,267	17,545,651

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,820,049 and 30,677,437 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	30,820	30,677
Additional paid-in capital	135,466,584	134,337,213
Accumulated deficit	(113,674,474)	(116,579,165)

Total stockholders’ equity	21,822,930	17,788,725

Total liabilities and stockholders’ equity	$32,437,197	$35,334,376

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Licensing revenue	$7,548,676	$1,415,000

Operating expenses:
Selling, general and administrative	2,823,518	3,634,043
Research and development	1,827,878	3,583,940

Total operating expenses	4,651,396	7,217,983

Interest and other income	7,411	25,051

Income (loss) before income tax expense	2,904,691	(5,777,932)
Income tax expense	—	—

Net income (loss) attributable to common stockholders	$2,904,691	$(5,777,932)

Basic net income (loss) per common share	$0.09	$(0.19)

Shares used in computing basic net income (loss) per common share	30,743,966	30,336,398

Diluted net income (loss) per common share	$0.09	$(0.19)

Shares used in computing diluted net income (loss) per common share	32,489,969	30,336,398

Comprehensive income (loss)	$2,904,691	$(5,774,679)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities
Net income (loss)	$2,904,691	$(5,777,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,955	7,784
Bond amortization income	―	63,389
Noncash compensation expense	756,035	743,385
Changes in operating assets and liabilities:
Accounts receivable	(2,875,676)	(63,000)
Prepaid expenses and other current assets	83,618	527,880
Accounts payable and other accrued expenses	(3,931,384)	(2,606,178)
Deferred Revenue	(3,000,000)	―

Net cash used in operating activities	(6,057,761)	(7,104,672)

Investing activities
Purchase of equipment	―	(1,652)
Sales and maturities of investments	―	18,838,000

Net cash provided by investing activities	―	18,836,348

Financing activities
Proceeds from issuance of common stock	559,962	108,500
Payments related to net settlement of stock-based awards	(186,483)	(65,737)
Net cash provided by financing activities	373,479	42,763

Net (decrease) increase in cash and cash equivalents	(5,684,282)	11,774,439
Cash and cash equivalents at beginning of period	32,827,732	68,416,308

Cash and cash equivalents at end of period	$27,143,450	$80,190,747

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

We decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi US, for the commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, or (“PA”), including PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more commercial partners with relevant expertise to commercialize our future products globally.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 6, 2014 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2013 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $0.9 million at March 31, 2014, and $1.5 million at March 31, 2013. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights and, licensing revenues consisting of royalty revenues and other licensing revenues.

On November 23, 2011, the Company entered into a Purchase and Sale Agreement, or the Purchase Agreement, with CPPIB Credit Investments Inc., or CII, pursuant to which the Company sold, and CII purchased, its right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet® (sumatriptan/naproxen sodium). Under the Purchase Agreement, the Company received a purchase price of $75 million and will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018. No sale of royalty rights occurred subsequent to 2011.

In September 2013, the Company announced the signing of an exclusive license agreement for the commercialization of its PA products, including, PA8140 and PA32540. Under the terms of the agreement, Sanofi will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. The Company received an upfront payment of $15.0 million which is being amortized over 15 months.

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. Treximet and VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the three months ended March 31, 2014 and 2013, the Company recognized $4.5 million and $1.4 million, respectively, for VIMOVO royalty revenue which is included within licensing revenue in the accompanying statements of comprehensive income (loss). There was no royalty revenue recognized for Treximet during the three months ended March 31, 2014 and 2013 due to monetization of the future royalty in 2011.

Also, with regard to the licensing revenues, the Company’s licensing agreements have had terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product’s development or commercialization are reached. Historically, the non-refundable portion of upfront payments received under the Company’s existing agreements is deferred by the Company upon receipt and recognized on a straight-line basis over periods ending on the anticipated date of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on the part of the Company. If regulatory approvals or other events relating to our product candidates are accelerated, delayed or not ultimately obtained, then the amortization of revenues for these products is prospectively accelerated or reduced accordingly. Milestone payments along with the refundable portions of up-front payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300, which is refundable under certain conditions, has been deferred until those conditions have been satisfied.

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

Index
Cash, Cash Equivalents, Investments and Concentration of Credit Risk — Cash is invested in open-ended money market mutual funds and interest-bearing investment-grade debt securities. Cash is maintained to the extent of a $42,000 letter of credit in compliance with the terms of the Company’s office lease. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which minimizes the possibility of loss; however, given the recent disruption in the credit markets and the downgrades of previous high-credit companies, the possibility of a loss is increased. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the three months ended March 2014 and 2013, the Company had $7,400 and $25,000, respectively, of interest, bond amortization and other income. As of December 31, 2013 and 2012, there were no investments in a significant unrealized loss position.

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

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of March 31, 2014.

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

Index
The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at March 31, 2014 or 2013. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

Accumulated Other Comprehensive (Loss) — Accumulated other comprehensive (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had no unrealized losses on its investments at March 31, 2014 and December 31, 2013.

Comprehensive income (loss) consists of the following components for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net income (loss)	$2,904,691	$(5,777,932)
Change in unrealized loss on marketable securities	―	3,253
Total comprehensive income (loss)	$2,904,691	$(5,774,679)

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

Our Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 include the following stock-based compensation expense:

	Three months ended March 31,
	2014	2013
Research and development	$141,182	$154,147
General and administrative	614,853	589,238
Total expense	$756,035	$743,385

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.7 years, was $3.3 million at March 31, 2014.

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

Time-Based Stock Awards

No time-based stock awards were issued during the three months ended March 31, 2014 and March 31, 2013. Historically, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model, which typically uses the following assumptions. The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. The expected term was based upon average historical terms to exercise. The risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates were based on historical rates and were periodically adjusted based upon actual experience.

A summary of the time-based stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	4,315	$6.82	4.3	$8,553
Granted	—	—
Exercised	(101)	5.40
Forfeited or expired	(398)	8.28
Outstanding at March 31, 2014	3,816	6.70	4.4	$8,162
Exercisable at March 31, 2014	3,289	$7.15	3.9	$5,987
Vested or expected to vest at March 31, 2014	3,737	$6.70	4.4	$7,992

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2014 and 2013 was equal to the market price of the underlying common stock on the grant date. A total of 101,315 stock options were exercised during the three months ended March 31, 2014 with an intrinsic value of $284,000, and a total of 25,000 stock options were exercised during the three months ended March 31, 2013 with an intrinsic value of $48,000.

Index
A summary of the time-based nonvested awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2013	760	$4.06
Granted	―	―
Forfeited or expired	―	―
Vested	(233)	4.47
Nonvested outstanding at March 31, 2014	527	$3.88

Restricted Stock and Restricted Stock Units

For the three months ended March 31, 2014 and 2013, the Company recognized $0.2 million and $0.3 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2013	747	$6.22
Granted	188	8.65
Vested and released	(57)	5.32
Forfeited or expired	―	―
Restricted stock outstanding at March 31, 2014	878	$6.80

As of March 31, 2014 there was an aggregate $2.5 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $122,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $726,000 unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, $25,000 unrecognized compensation expense related to unvested restricted stock units under the June 2013 award of 25,000 restricted stock units with a grant-date per-share fair value of $5.42 and $1.6 million unrecognized compensation expense related to unvested restricted stock units under the March 2014 award of 187,539 restricted stock units with a grant-date per-share fair value of $8.65.

There were 363,748 unvested restricted stock units outstanding at March 31, 2014. There were 598,280 unvested restricted stock units outstanding at March 31, 2013. The total fair value of restricted stock that vested during the three months ended March 31, 2014 and 2013 was $491,000 and $917,000, respectively.

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

Index
On October 1, 2011, pursuant to an incentive program (the “PA32540 incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock. The underlying stock options and RSUs are performance-based and focus on the successful completion of certain value-enhancing events for the Company’s PA32540 product candidate. Each of the grants described above were granted on October 1, 2011 pursuant to, and subject to, the terms of the Company’s 2010 Omnibus Equity Compensation Plan (the “Equity Plan”). The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant, October 1, 2011. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for PA32540, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of PA32540 (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for PA32540 in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company. On December 31, 2012, 132,883 options were forfeited in acknowledgement that the NDA filing was not made prior to December 31, 2012.

On October 25, 2012, the Compensation Committee of the Board of as part of the Company’s initiative to retain, award and incentive its employees, approved the performance-based incentive awards for all employees of the Company, including the executive officers. During a pre-submission meeting with respect to its NDA for PA32540 in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for PA32540. The Company decided to include data and information relating to a lower dose formulation, PA8140, in its NDA. Generation of additional with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012 until the first half of 2013.

The Company believes that seeking approval for lower dose formulation in addition to PA32540 added significant value to the products in the market place. However, the addition of PA8140 to the NDA impacted the Company’s ability to achieve one or more of the performance conditions of the PA Incentive Program, including the Company’s ability to submit the NDA by December 31, 2012. Therefore, the Compensation Committee granted the performance-based incentive awards both to compensate the employees for the expected loss of value under the PA Incentive Program, as well as to provide additional incentive to employees to complete the value-added activities required for submission and approval of the lower dose product. The Compensation Committee granted an aggregate of 208,740 restricted stock units to various employees of the Company, including 105,000 restricted stock units granted to the Company’s named executive officers.

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

A summary of the performance-based stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2013	540	$6.76
Granted	—	—
Exercised	(6)	2.01
Forfeited or expired	(11)	11.83
Performance-based outstanding at March 31, 2014	523	$6.71

Index
During the three months ended March 31, 2014 there was expense of $212,000 recorded for performance-based awards under the PA32540 and PA8140 incentive programs. As of March 31, 2014, there was $59,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The March 31, 2014 amount is expected to be recognized in the second quarter of 2014. Under the PA32540 and PA8140 incentive programs, there were 234,000 unvested performance-based options outstanding at March 31, 2014. No performance-based awards vested during the three months ended March 31, 2014 or 2013. There were 289,000 vested performance-based options outstanding at March 31, 2014. There were 11,000 awards forfeited during the three months ended March 31, 2014 and 12,000 awards forfeited during the three months ended March 3, 2013. A total of 6,000 performance-based awards were exercised during the three months ended March 31, 2014 and no performance-based awards were exercised during the three months ended March 31, 2013. At March 31, 2014, the performance-based options had an intrinsic value of $2.3 million and a remaining weighted contractual life of 6.4 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended March 31,
	2014	2013
Basic weighted average shares outstanding	30,743,966	30,336,398
Effect of dilutive employee and director awards	1,746,003	—
Diluted weighted-average shares outstanding and assumed conversions	32,489,969	30,336,398

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

At March 31, 2014, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,520,071
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	5,217,127
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	7,827,198

Index
Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $119,500 at March 31, 2014.

New Accounting Pronouncements— There were no new accounting pronouncements effective for the first quarter of 2014 which will have an effect on the Company’s financial condition, results of operations or cash flows.

Contingencies— On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s Laboratories, Ltd and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd., or Lupin, informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, The District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc., or Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification.  On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. The Court has yet to rule on Anchen’s Motion.

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

On March 29, 2013, we and AstraZeneca received a received a Paragraph IV Notice Letter from Watson Laboratories, Inc. – Florida, or Watson, informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan Pharmaceuticals Inc., or Mylan, informing the companies that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. A schedule has yet to be set in the case.

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

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Anchen, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $17.2 million, in legal fees through the quarter ended March 31, 2014. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 6, 2014.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US, for the commercialization of PA, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form.  Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies.  Satisfactory resolution of these deficiencies is required before the NDA may be approved.  We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. Our commercialization strategy for PA outside the United States is to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. With respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.   Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and is accounted for as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial partners to successfully commercialize the products.

Index
Treximet®

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

VIMOVO®

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

We met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. After the Company completed the requested bioequivalence study, the FDA made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it would make a final determination during the NDA review. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently PA8140). The Company conducted this study with the low dose version against the EC aspirin 81mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin 81mg using criteria for highly variable drugs and had comparable bioavailability.

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

We had generated some clinical pharmacology data and chemical, manufacturing and controls (CMC) data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. The Company filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA. At this time, we do not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Index
Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form.  Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies.  Satisfactory resolution of these deficiencies is required before the NDA may be approved.  We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL.

To assess whether a similar interaction occurs between clopidogrel and PA32540, which contains immediate release omeprazole, we completed two Phase 1 drug-drug interaction studies to evaluate the ex-vivo platelet aggregation effects of PA32540 plus clopidogrel. In the first study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel when dosed at the same time or dosed 10 hours apart compared to aspirin 325 mg plus clopidogrel dosed together. When PA32540 and clopidogrel were dosed together, data from the study showed a mean 36.7% platelet inhibition compared to a mean 44.0% platelet inhibition when aspirin and clopidogrel were dosed together suggesting a drug-drug interaction based on the study’s pre-specified primary analysis. When PA32540 and clopidogrel were dosed 10 hours apart, data from the study indicate no ex-vivo drug-drug interaction based on the study’s pre-specified primary analysis. In the second Phase 1 study, we evaluated ex-vivo platelet aggregation of PA32540 plus clopidogrel dosed 10 hour apart compared to a current standard of care of Plavix + Prilosec 40 mg + EC ASA 81 mg dosed together. Subjects on PA32450 demonstrated significantly greater inhibition of platelet aggregation than subjects on standard of care. The clinical relevance of these ex vivo platelet data on cardiovascular events is not known. No further Phase 1 studies on the clopidogrel-PPI interaction are planned. FDA assessment of available data on the drug-drug interaction may result in the inclusion of a warning, similar to that in the current Prilosec label, against the concomitant use of PA32540 and Plavix. As part of the CRL, the FDA indicated that final agreement on the draft product labeling remains pending.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We have begun the required Phase 1 pharmacodynamic study which is expected to be completed by the end of the second half of 2014. The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event.

Index
We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2014, our accumulated deficit was approximately $113.7 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the three months ended March 31, 2014, our research and development expenses represented approximately 39% of our total operating expenses.

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

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which enabled us to conduct pre-commercialization activities prior to licensing these products to commercial partners. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. In the event the products are not approved for the expected indications, Sanofi US shall have the right, but not the obligation, to terminate the license agreement.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $1.1 million for the three months ended March 31, 2014, and $2.6 million for the three months ended March 31, 2013. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $0.7 million for the three months ended March 31, 2014, and $0.9 million for the three months ended March 31, 2013. Total compensation included $0.1 million and $0.2 million charge for non-cash compensation for stock option expense for the three months ended March 31, 2014 and March 31, 2013, respectively. Other research and development department costs were less than $0.1 million and $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

PN/VIMOVO Program

Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We entered into an exclusive ,worldwide (except for Japan) collaboration agreement with AstraZeneca on August 1, 2006 and which was amended in September 2007 and October 2008 relating to the development and commercialization of our PN products. Our agreement with AstraZeneca covered the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

Under our agreement with AstraZeneca, AstraZeneca had responsibility for the development program for PN products outside the U.S., including interactions with regulatory agencies. In October 2009, AstraZeneca submitted a MAA for VIMOVO in the EU via the DCP and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 39 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority, acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom. Other Member States are now pursuing pricing and reimbursement and national approvals. Earlier, in May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. As of the end of December 31, 2013, VIMOVO has been filed for regulatory approval in 81 countries and approved in 71 countries.

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

PA Program

As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form.  Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies.  Satisfactory resolution of these deficiencies is required before the NDA may be approved.  We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL.

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. After the Company completed the requested bioequivalence study, the FDA has made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. We then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that will be submitted by us in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it would make a final determination during the NDA review. FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (PA8140). We have conducted this study with the low dose version against the EC aspirin 81 mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin using criteria for highly variable drugs and had comparable bioavailability.

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

We had generated some clinical pharmacology data and chemical, manufacturing and controls, or CMC, data for a product which contains 81 mg of enteric coated aspirin and 40 mg of omeprazole in a single tablet known as PA8140. We filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81 mg of aspirin with the FDA. At this time, the Company does not intend to conduct Phase 3 clinical trials for PA8140. The data package submitted for PA8140 was similar to that used to gain approval for a lower dosage form of VIMOVO containing 375 mg of naproxen. We have no assurance such data will be sufficient for the FDA to approve PA8140 or to allow a broader indication for PA32540. The FDA will make a final determination with respect to the approvability of and indications for PA32540 and PA8140.

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form.  Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies.  Satisfactory resolution of these deficiencies is required before the NDA may be approved.  We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. We have begun the required Phase 1 pharmacodynamic study which is expected to be completed by the end of the first half of 2014.  The MEB also agreed that the 40 mg immediate release formulation is the appropriate dose for PA tablets as it provides similar 24-hour gastric pH control to the 20 mg EC formulation, and represents the lowest approved effective omeprazole dose for long term use to protect against the upper gastrointestinal (UGI) insult from chronic, once a day, low-dose aspirin administration. With regard to PA32540, given that 325 mg EC aspirin dose is not currently marketed in Europe or the Netherlands, the MEB will seek justification for the use of 325 mg in the treatment of secondary CV prevention. However, doses in this range are currently approved for the short term treatment of patients following a cardiovascular event. We may also conduct both formulation development and early stage clinical studies with new product concepts that are currently in the exploratory stage. If warranted, we may file U.S. and international patent applications with claims directed toward these novel combinations and formulations

Index
We cannot reasonably estimate or know the amount or timing of the costs necessary to continue development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States.  We believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future.

We incurred direct development costs associated with the development of our PA program of $1.1 million during the three months ended March 31, 2014. We incurred total direct development cost of $72.5 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On March 31, 2014 we accrued $4.5 million of VIMOVO royalty revenue, $3.4 million related to U.S. sales and $1.1 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

sanof-aventis U.S. LLC

On September 3, 2013, we entered into a license and collaboration agreement with Sanofi US. Under the license agreement, we will have the responsibility for obtaining regulatory approval and Sanofi US will have responsibility for the commercialization of products containing a combination of immediate release omeprazole and 325 mg or less of delayed release aspirin, including PA32540 and PA8140, which are expected to be indicated for use for the secondary prevention of cardiovascular disease in patients at risk for aspirin-associated gastric ulcers. Under the license agreement, Sanofi US has the exclusive right to commercialize licensed products in the United States, with the Company retaining the right to commercialize licensed products outside the United States. Sanofi US will have responsibility for all sales, marketing and future development for the licensed products. In addition, following approval of the NDA and completion of certain manufacturing milestones, Sanofi US will have responsibility for manufacturing the licensed products for commercialization in the United States. We will retain responsibility for obtaining approval of the NDA, after which time we will transfer the NDA to Sanofi US. The parties will share costs up to certain limits with respect to certain additional development activities required in order to obtain or maintain regulatory approval in the United States. During the term of the license agreement, we may not commercialize in the United States, or license any third party to commercialize in the United States, any product combining any product indicated for treatment of gastric ulcers or gastric bleeding, or both, and 325 mg or less of aspirin.

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

Index
Cilag will be responsible for the manufacturing, development and commercialization of MT 400. The agreement, unless earlier terminated, will expire on a country-by-country basis upon the 15th anniversary of the first commercial sale of MT 400 in each country. Either party has the right to terminate upon any material breach of the agreement by the other party; if the breaching party has not cured the breach within sixty (60) days after written notice to cure has been given by the non-breaching party. In the case of our termination for uncured breach by Cilag, we may terminate the agreement with respect to the country or countries to which the breach relates. In addition, Cilag may terminate the agreement as a whole or on a country-by-country basis upon thirty (30) days’ notice prior to the approval of MT 400 in any country of the Territory and ninety (90) days’ notice if MT 400 has been not yet been approved for sale in any country of the Territory. If the agreement is terminated by Cilag at will, Cilag will transfer MT 400 and all rights back to us and will grant us a license to use the trademark for MT 400 in the Territory.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net income (loss) per share: Net income (loss) attributable to common stockholders for the three months ended March 31, 2014 was $2.9 million, or $0.09 per share, on a diluted basis, as compared to a net loss of $(5.8) million, or $(0.19) per share, on a diluted basis, for the three months ended March 31, 2013. The net income (loss) for the three months ended March 31, 2014 included a $0.8 million, or $0.02 per share charge for non-cash stock-based compensation expense as compared to $0.7 million, or $0.02 per share for the same period of 2013.

Index
Revenue: We recognized total revenue of $7.5 million for the three months ended March 31, 2014 as compared to total revenue of $1.4 million for the three months ended March 31, 2013. The increase in revenue was primarily due to an increase of $3.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $3.1 million in VIMOVO royalty. Licensing revenue for the three months ended March 31, 2014 consisted of $4.5 million of royalty revenue and $3.0 million of other licensing revenue compared to $1.4 million of royalty revenue for three months ended March 31, 2013. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $1.8 million to $1.8 million for the three months ended March 31, 2014, as compared to the same period of 2013. The decrease was due primarily to a decrease in direct development costs for our PA program, including the $1.9 million filing fee incurred in the first quarter of 2013, and in departmental costs, as compared to the same period of 2013. Direct development costs for the PA program decreased by $1.5 million to $1.1 million, primarily due to the completion of the clinical trial activities and other product development activities during the three months ended March 31, 2014. Other direct departmental costs and departmental expenses decreased by $0.3 million primarily due to decreased personnel costs, as compared to the same period of 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $0.8 million to $2.8 million for the three months ended March 31, 2014, as compared to the same period of 2013. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $7,400 and $25,000 for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2014, and our effective tax rate was 0% for the three month period ended March 31, 2014. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

At March 31, 2014, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2014 and 2013, there were no such interest and penalties.

Liquidity and Capital Resources

At March 31, 2014, cash and cash equivalents, along with short-term investments, totaled $27.1 million, a decrease of $5.7 million compared to December 31, 2013. The $5.7 million decrease in cash resulted from $4.0 million in operating expenses (net of stock-based compensation expense) and the pay down of $3.9 million in accrued liabilities, offset by the receipt of a $1.7 million in VIMOVO royalty payment and $0.5 million from equity exercises.  Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

Index
We received $1.7 million in operating cash during the three months ended March 31, 2014 pursuant to the terms of our collaboration agreements with AstraZeneca and Sanofi US. In addition, our balance sheet included a $4.5 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $6.1 million and $7.1 million for three months ended March 31, 2014 and March 31, 2013, respectively. There were no investing activities during the three months ended March 31, 2014 and net cash provided by investing activities during the three months ended March 31, 2013 totaled $18.8 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the three months ended March 31, 2014 and March 31, 2013 totaled $0.4 million and totaled less than $0.1 million, respectively. Cash required for our operating activities during 2014 is projected to decrease from our 2013 requirements as a result of decreased development and pre-commercialization activities. During the three months ended March 31, 2014 and March 31, 2013 we recorded non-cash stock-based compensation expense of $0.8 million and $0.7 million, respectively, associated with the grant of stock options and restricted stock.

As of March 31, 2014, we had $27.1 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140 and our planned level of business activities, through 2014 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We retained sufficient cash to fund our expected activities for the next several years.

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

No change in our internal control over financial reporting occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception. As of March 31, 2014, we had an accumulated deficit of approximately $113.7 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon, future sales of our PA product candidates by Sanofi US, or our other product candidates by other commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca has the right to terminate the agreement if certain delays occurred or specified development and regulatory objectives were not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Sanofi US has the right to terminate the PA license agreement for the United States in the event of a number of specified circumstances. Both AstraZeneca and GSK have the right to terminate their respective agreement with us upon a 90 day notice for any reason and Sanofi US also has the right to terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the license agreement upon a specified notice period. If we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products.

Index
Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we followed the FDA’s suggestion to seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540. In the event our PA products are approved by the FDA, but not for the expected indications, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates.  In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. Manufacturing facilities may also be subject to state regulations. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, or applicable state regulations, which could result in a delay or an inability to manufacture the products. If we or our partners wish or need to identify an alternative manufacturer, delays in obtaining FDA approval of the alternative manufacturing facility could cause an interruption in the supply of our products.

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may limit our or our partners’ ability to market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we or our partners believe are necessary or desirable for the promotion of our product candidate. As part of the CRL received in connection with our PA32540 and PA8140 products, FDA indicated that the final agreement on draft product labeling remains pending.

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time consuming and could negatively impact the commercialization of our products that we develop or acquire. We have received a Paragraph IV Notice Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of VIMOVO. We previously received Paragraph IV Letters notifying us of the filing of ANDAs with the FDA for approval to market a generic version of Treximet and those cases have been concluded. We filed patent infringement lawsuits in response to these ANDAs that has led and will continue to lead to costly and time consuming patent litigation.

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

With respect to the products we have licensed, we depend upon collaborations with third parties to develop these product candidates and we depend substantially upon third parties to commercialize these products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and possibly future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and may in the future to continue to engage, contract manufacturers and clinical trial investigators.

Index
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

We currently have a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S., and Cilag for the development and commercialization of MT 400 in certain countries in Latin America., a collaboration with AstraZeneca for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO, and a collaboration and license agreement with Sanofi US for the commercialization of our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product has shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH, or “Desitin,” for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK, AstraZeneca have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and, in the case of GSK and AstraZeneca, attain a pre-determined share of the market for products marketed under the agreements, or if GSK or AstraZeneca must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca is also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives are not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. On November 23, 2011, pursuant to the Purchase Agreement with CII, we sold our right to royalty payments arising from U.S. sales of MT400, including Treximet, to CII. However, under the Purchase Agreement, we will receive a twenty percent (20%) interest in any royalties received by CII relating to the period commencing on April 1, 2018.

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

Index
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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product had shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon.

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

Further, even though we may have completed all clinical trials for a product candidate that were planned for submission in support of an application, we may be required to conduct additional clinical trials, studies or investigations or to submit additional data to support our marketing applications. For example, in February, 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to ASA. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics, making bioequivalence difficult to demonstrate using traditional methods and standards. The FDA made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated.

Index
In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results, as was the case with the Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg described in the preceding paragraph. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA32540 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products.  Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval.  For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products.  In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved.

Index
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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we have conducted studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a Complete Response Letter (CRL) declining approval. AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and, if it enters the U.S. market, will compete with our PA cardiovascular product candidates.

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

Index
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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in protecting our patents in the litigation against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan or other companies who may file ANDAs for VIMOVO, such companies could market a generic version of the product prior to the expiration of our and AstraZeneca’s patents.

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

If we or our commercialization partners do not receive adequate third-party reimbursements for our future products, our revenues and profitability will be reduced.

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

Index
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

Index
Our operating expenses for the three months ended March 31, 2014 totaled $4.7 million, including non-cash compensation expense of $0.8 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2011 through 2013, our average annual operating expenses (including average non-cash deferred compensation of $3.1 million) were $34.3 million. As of March 31, 2014, we had an aggregate of $27.1 million in cash and cash equivalents. Our operating expenses for 2014 and 2015 may exceed the net level of our operating expenses in 2013. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2014. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital.

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

Index
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

Although we do not have sales and marketing experience, we continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

We retained ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer developed the commercialization strategy for these products and conducted pre-commercialization activities in the United States. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercial opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through April 30, 2014, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Index
Further, in January 2005 our board of directors adopted a stockholder rights plan, similar to plans adopted by many other publicly-traded companies. The stockholder rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Executive Employment Agreement dated as of January 1, 2014, between POZEN Inc. and Dennis L. McNamara (filed as exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 2, 2014).
10.2	Severance Agreement dated as of January 6, 2014, between POZEN Inc. and Elizabeth A. Cermak (filed as exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 9, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Statements of Operations for the three months ended March 31, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

May 8, 2014	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 8, 2014	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 8, 2014	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Employment Agreement dated as of January 1, 2014, between POZEN Inc. and Dennis L. McNamara (filed as exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 2, 2014).
10.2	Severance Agreement dated as of January 6, 2014, between POZEN Inc. and Elizabeth A. Cermak (filed as exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 9, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Statements of Operations for the three months ended March 31, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.