Form 10-Q
period 2014-06-30
POZEN INC /NC
filed 2014-08-07
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 31,528,177.

POZEN Inc.
FORM 10-Q

For the Three and Six Months Ended June 30, 2014

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,790,885	$32,827,732
Accounts receivable	5,481,316	1,673,000
Prepaid expenses and other current assets	491,418	794,665

Total current assets	37,763,619	35,295,397
Property and equipment, net of accumulated depreciation	29,625	38,979

Total assets	$37,793,244	$35,334,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442,280	$1,500,671
Accrued compensation	1,514,468	3,132,468
Accrued expenses	888,938	1,655,212
Deferred revenue	6,257,300	11,257,300

Total current liabilities	9,102,986	17,545,651

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 31,414,201 and 30,677,437 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	31,414	30,677
Additional paid-in capital	139,333,861	134,337,213
Accumulated deficit	(110,675,017)	(116,579,165)

Total stockholders’ equity	28,690,258	17,788,725

Total liabilities and stockholders’ equity	$37,793,244	$35,334,376

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Licensing revenue	$7,419,306	$1,651,000	$14,967,982	$3,066,000

Operating expenses:
Selling, general and administrative	2,500,223	3,713,032	5,323,741	7,347,076
Research and development	1,926,392	1,941,346	3,754,270	5,525,286

Total operating expenses	4,426,615	5,654,378	9,078,011	12,872,362

Interest and other income	6,766	15,382	14,177	40,434

Income (loss) before income tax expense	2,999,457	(3,987,996)	5,904,148	(9,765,928)
Income tax expense	—	—	—	—

Net income (loss) attributable to common stockholders	$2,999,457	$(3,987,996)	$5,904,148	$(9,765,928)

Basic net income (loss) per common share	$0.10	$(0.13)	$0.19	$(0.32)

Shares used in computing basic net income (loss) per common share	31,022,557	30,403,670	30,883,261	30,370,034

Diluted net income (loss) per common share	$0.09	$(0.13)	$0.18	$(0.32)

Shares used in computing diluted net income (loss) per common share	32,604,123	30,403,670	32,458,718	30,370,034

Comprehensive income (loss)	$2,999,457	$(3,987,996)	$5,904,148	$(9,762,675)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Net income (loss)	$5,904,148	$(9,765,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,354	15,484
Loss of sale on investments	―	3,155
Bond amortization income	―	63,389
Noncash compensation expense	1,313,801	1,640,855
Changes in operating assets and liabilities:
Accounts receivable	(3,808,316)	(299,000)
Prepaid expenses and other current assets	303,247	594,873
Accounts payable and other accrued expenses	(3,442,665)	(2,430,402)
Deferred Revenue	(5,000,000)	―

Net cash used in operating activities	(4,720,431)	(10,177,574)

Investing activities
Purchase of equipment	―	(1,652)
Sales and maturities of investments	―	18,838,000

Net cash provided by investing activities	―	18,836,348

Financing activities
Proceeds from issuance of common stock	3,870,032	108,500
Payments related to net settlement of stock-based awards	(186,448)	(252,077)
Net cash provided by (used in) financing activities	3,683,584	(143,577)

Net (decrease) increase in cash and cash equivalents	(1,036,847)	8,515,197
Cash and cash equivalents at beginning of period	32,827,732	68,416,308

Cash and cash equivalents at end of period	$31,790,885	$76,931,505

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 6, 2014 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2013 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $0.9 million at June 30, 2014, and $1.3 million at June 30, 2013. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

In September 2013, the Company announced the signing of an exclusive license agreement for the commercialization of its PA products, including, PA8140 and PA32540. Under the terms of the agreement, Sanofi will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. The Company received an upfront payment of $15.0 million which was initially amortized over 15 months at $1.0 million per month. In April 2014, with the scheduling of a new PDUFA date, it began being amortized through first quarter 2015 and at $666 thousand per month. This revenue amortization is included within the license revenue in the accompanying statements of comprehensive income (loss).  The revenue for the three and six months ended June 30, 2014 was $2.0 million and $5.0 million, respectively.

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners and is included within licensing revenue in the accompanying statements of comprehensive income (loss). During the three and six months ended June 30, 2014, the Company recognized $5.4 million and $10.0 million, respectively, for VIMOVO royalty revenue.  During the three and six months ended June 30, 2013, the Company recognized $1.7 million and $3.1 million, respectively, for VIMOVO royalty revenue.

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

With regard to royalty revenues, royalty revenue from VIMOVO is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners.

Index
Our statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 include the following licensing revenue:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Royalty revenue	$5,419,306	$1,651,000	$9,967,982	$3,066,000
Licensing fee amortization	2,000,000	―	5,000,000	―
Total licensing revenue	$7,419,306	$1,651,000	$14,967,982	$3,066,000

Cash, Cash Equivalents, Investments and Concentration of Credit Risk — Cash is invested in open-ended money market mutual funds and interest-bearing investment-grade debt securities. Cash is restricted to the extent of a $42,000 letter of credit in compliance with the terms of the Company’s office lease. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which attempts to minimize the possibility of loss. Investments, other than investments considered to be cash equivalents, that have maturities of greater than 90 days and less than one year are classified as short-term are considered to be available-for-sale and carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Investment purchases and sales are recorded on their trade dates. Realized gains and losses are determined using the specific identification method. Marketable and non-marketable investments are evaluated on an on-going basis for market impairment. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. For the three months ended June 30, 2014 and 2013, the Company had $6,800 and $15,400, respectively, of interest, bond amortization and other income. For the six months ended June 30, 2014 and 2013, the Company has $14,200 and $40,400, respectively, of interest bond amortization and other income. As of June 30, 2014 and 2013, there were no investments in a significant unrealized loss position.

The money market mutual funds generally seek a higher level of current income that is consistent with the preservation of capital and the maintenance of liquidity. The funds generally are subject to maturity, quality, liquidity and diversification requirements which are designed to help money market funds maintain a stable share price of $1.00. As a result, the funds normally invest in a diversified portfolio of high quality, short-term, dollar-denominated debt securities, including: securities issued or guaranteed as to principal and interest by the U.S. government or its agencies or instrumentalities; certificates of deposit, time deposits, bankers' acceptances and other short-term securities issued by domestic or foreign banks or thrifts or their subsidiaries or branches; repurchase agreements, including tri-party repurchase agreements; asset-backed securities; domestic and dollar-denominated foreign commercial paper and other short-term corporate obligations, including those with floating or variable rates of interest; and dollar-denominated obligations issued or guaranteed by one or more foreign governments or any of their political subdivisions or agencies.

Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. The counterparties to the Company’s investment-in interest-bearing corporate debt securities are various major corporations with high credit standings. There were no investments as of June 30, 2014.

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

Index
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

The Company targets investment principally in Level 1 and Level 2 cash equivalents and financial instruments and records them at FV. The Company did not rely on Level 3 input for valuation of investments at June 30, 2014 or December 31, 2013. The Company expects that the carrying values of cash equivalents will approximate FV because of their short maturities.

Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had no unrealized losses on its investments at June 30, 2014 and December 31, 2013.

Comprehensive income (loss) consists of the following components for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,999,457	$(3,987,996)	$5,904,148	$(9,765,928)
Change in unrealized loss on marketable securities	―	―	―	3,253
Total comprehensive income (loss)	$2,999,457	$(3,987,996)	$5,904,148	$(9,762,675)

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

Our Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 include the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$144,229	$117,370	$289,602	$271,517
General and administrative	413,537	780,100	1,024,199	1,369,338

Total expense	$557,766	$897,470	$1,313,801	$1,640,855

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.1 years, was $3.5 million at June 30, 2014.

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

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of a spinoff or the Company’s payment of an extraordinary dividend or distribution, the 2010 Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. The total number of outstanding time-based awards, performance-based awards and RSUs increased by 987,000 shares and is reflected as a distribution allocation in the tables that follow.

Time-Based Stock Awards

No time-based stock awards were issued during the six months ended June 30, 2014 and 25,000 awards were issued during the six months ended June 30, 2013. Historically, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model, which typically uses the following assumptions. The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. The expected term was based upon average historical terms to exercise. The risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates were based on historical rates and were periodically adjusted based upon actual experience.

A summary of the time-based stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	4,315	$6.82	4.3	$8,553
Granted	—	—
Exercised	(101)	5.40
Forfeited or expired	(398)	8.28
Outstanding at March 31, 2014	3,816	6.70	4.4	$8,162
Exercisable at March 31, 2014	3,289	$7.15	3.9	$5,987
Vested or expected to vest at March 31, 2014	3,737	$6.70	4.4	$7,992
Granted	—	—
Exercised	(547)	5.97
Forfeited or expired	(6)	3.87
Outstanding at June 30, 2014	3,263	6.83	4.4	$7,642
Exercisable at June 30, 2014	2,788	$7.33	3.9	$5,532
Vested or expected to vest at June 30, 2014	3,192	$6.83	4.4	$7,475

Index
The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three and six months ended June 30, 2014 and 2013 was equal to the market price of the underlying common stock on the grant date. A total of 648,992 stock options were exercised during the six months ended June 30, 2014 with an intrinsic value of $3.6 million, and 25,000 options were exercised during the six months ended June 30, 2013 with an intrinsic value of $48,000.

A summary of the time-based nonvested awards as of June 30, 2014, and changes during the six months ended June 30, 2014, are as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price

Nonvested outstanding at December 31, 2013	760	$4.06
Granted	―	―
Forfeited or expired	―	―
Vested	(233)	4.47

Nonvested outstanding at March 31, 2014	527	$3.88

Granted	―	―
Forfeited or expired	―	―
Vested	(52)	3.79

Nonvested stock outstanding at June 30, 2014	475	$3.89

Restricted Stock and Restricted Stock Units

For the six months ended June 30, 2014 and 2013, the Company recognized $0.5 million and $0.6 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, are as follows:

	Underlying Shares (000s)	Weighted- Average Exercise Price

Restricted stock outstanding at December 31, 2013	747	$6.22
Granted	188	8.65
Vested and released	(57)	5.32
Forfeited or expired	―	―

Restricted stock outstanding at March 31, 2014	878	$6.80
Granted	37	8.61
Vested and released	(25)	5.42
Forfeited or expired	(4)	5.91

Restricted stock outstanding at June 30, 2014	886	$6.92

Index
As of June 30, 2014 there was an aggregate $2.6 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $90,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $665,000 unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, $1.5 million unrecognized compensation expense related to unvested restricted stock units under the March 2014 award of 187,539 restricted stock units with a grant-date per-share fair value of $8.65 and $297,000 unrecognized compensation expense related to unvested restricted stock units under the June 2014 award of 37,000 restricted stock units with a grant-date per-share fair value of $8.61.

There were 368,168 unvested restricted stock units outstanding at June 30, 2014. There were 593,280 unvested restricted stock units outstanding at June 30, 2013. The total fair value of restricted stock that vested during the six months ended June 30, 2014 and 2013 was $706,000 and $163,000, respectively.

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

Index
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

A summary of the performance-based stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2013	540	$6.76
Granted	—	—
Exercised	(6)	2.01
Forfeited or expired	(11)	11.83

Performance-based outstanding at March 31, 2014	523	$6.71
Granted	73	7.89
Exercised	(22)	1.98
Forfeited or expired	(67)	2.08

Performance-based outstanding at June 30, 2014	507	$7.70

During the six months ended June 30, 2014 there was expense of $268,000 recorded for performance-based awards under the PA32540 and PA8140 incentive programs. As of June 30, 2014, there was $454,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs and there was no unrecognized compensation expense related to performance-based awards granted under the PN incentive program. The June 30, 2014 amount is expected to be recognized over the period ending in the first quarter of 2015. Under the PA32540 and PA8140 incentive programs, there were 250,000 unvested performance-based options outstanding at June 30, 2014. No performance-based awards vested during the six months ended June 30, 2014 while 105,000 performance-based awards vested during the six months ended 2013. There were 257,000 vested performance-based options outstanding at June 30, 2014. There were 78,000 awards forfeited during the six months ended June 31, 2014, 67,000 of which were forfeited when PA32540 did not receive a first cycle NDA approval, and 12,000 awards forfeited during the six months ended June 30, 2013. A total of 28,000 performance-based awards were exercised during the six months ended June 30, 2014 and 105,000 performance-based awards were exercised during the six months ended June 30, 2013. At June 30, 2014, the performance-based options had an intrinsic value of $1.8 million and a remaining weighted contractual life of 6.5 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014 and 2013, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	31,022,557	30,403,670	30,883,261	30,370,034
Effect of dilutive employee and director awards	1,581,566	—	1,575,457	—
Diluted weighted-average shares outstanding and assumed conversions	32,604,123	30,403,670	32,458,718	30,370,034

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

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of an extraordinary dividend or distribution, the Company’s 2010 Stock Option Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. In addition, the 2010 Stock Option Plan provides for an adjustment to the number of common shares available for grant under the stock option plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, the number of common shares available for grant was adjusted by 416,971 shares and that increase is reflected in the table below.

At June 30, 2014, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,485,848
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,657,198
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	7,233,046

Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $100,581 at June 30, 2014.

New Accounting Pronouncements— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

Index
Contingencies—On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s Laboratories, Ltd and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. This case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd., or Lupin, informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, The District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc., or Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied our and AstraZeneca’s Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. On May 29, 2014, the Court issued an order denying DRL’s Motion.

Index
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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints.

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

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin,  Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $17.2 million in legal fees through the quarter ended June 30, 2014. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US, for the commercialization of PA, PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  However, we cannot guarantee that the FDA will consider the actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.  If such inspection deficiencies are not resolved by December 30, 2014, our new action date, we could receive another CRL from the FDA.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture, GSK will assign the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing  of the Divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix will become effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and will be exercisable from the closing date of the Divestiture until February 28, 2018. If the Divesture is not consummated, the warrants will be null and void. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which may finance the acquisition. Amendment No. 2 will become effective upon the closing of the Divestiture.

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

Index
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

On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We have been informed that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected, although we will continue to receive a guaranteed annual minimum royalty of $7.5 million as described above.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  However, we cannot guarantee that the FDA will consider the actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.  If such inspection deficiencies are not resolved by December 30, 2014, our new action date, we could receive another CRL from the FDA.

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

Index
We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. Study PA10040-102 demonstrated that PA10040 provides gastric pH greater than 4 control for a percent time over 24 hours of 47%.  Furthermore, compared to Losec 20 mg (EC omeprazole 20 mg), PA10040 produced a similar level of 24-hour pH control ((p=0.02).

A pre-submission follow up meeting with the MEB was held in July 2014. We proposed seeking approval of PA10040 only since the ASA component in that dosage form matches the clinical practice for use of ASA in the EU. Approval of PA10040 would be based on specific studies conducted with the product, as well as data from the entire PA program conducted in the United States. Based on discussions at the meeting, the MEB agreed that the MAA filing can proceed without any further clinical studies and that the Netherlands would be the lead country for the decentralized review process. The MEB also requested that a complete risk-benefit analysis of PA10040 for the intended cardiovascular patient population and proposed indication should be included as part of the MAA submission.

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2014, our accumulated deficit was approximately $110.7 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the six months ended June 30, 2014, our research and development expenses represented approximately 41% of our total operating expenses.

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

Index
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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $2.1 million for the six months ended June 30, 2014, and $3.9 million for the six months ended June 30, 2013. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.7 million for the six months ended June 30, 2014, and $1.5 million for the six months ended June 30, 2013. Total compensation included $0.3 million charge for non-cash compensation for stock option expense for the six months ended June 30, 2014 and June 30, 2013. Other research and development department costs were less than $0.1 million and $0.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

MT 400/Treximet

On April 15, 2008, the FDA approved Treximet for the acute treatment of migraine attacks with or without aura in adults. GSK notified us of its intention to launch the product and Treximet was available in pharmacies in May 2008. As part of our NDA program for Treximet, we conducted five Phase 1 trials, two Phase 3 pivotal trials, and one 12-month open label safety trial using a formulation of Treximet developed by GSK. The Phase 3 pivotal trials, including the endpoints required to evaluate Treximet, were designed to demonstrate superiority to placebo for relief of pain and the associated symptoms of migraine (nausea, photophobia and phonophobia) at two hours. Additionally, the program was designed to demonstrate that each component makes a contribution to the efficacy of Treximet (the “combination drug rule” that the FDA requires of all combination products). The efficacy endpoint for the combination was sustained pain free, which is defined as improvement from moderate or severe pain to no pain at two hours and remaining at no pain through twenty four hours without the use of rescue medicine. Further, GSK has conducted market support studies for Treximet, including evaluations in a pediatric population. As required by the terms of our agreement with GSK, we transferred ownership of the NDA and other regulatory filings for Treximet to GSK on May 14, 2008, and GSK took responsibility for all ongoing regulatory obligations for the product, including post marketing clinical trial requirements.

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

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture, GSK will assign the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix will become effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and will be exercisable from the closing date of the divestiture until February 28, 2018. If the Divestiture is not consummated, the warrants will be null and void. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assign its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which may finance the acquisition.  Amendment No. 2 will become effective upon closing of the Divestiture.

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

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5.0 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We have been informed that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected, although we will continue to receive a guaranteed annual minimum royalty of $7.5 million as described above.

Index
We incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program

As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL.

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

Index
Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  However, we cannot guarantee that the FDA will consider the actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.  If such inspection deficiencies are not resolved by December 30, 2014, our new action date, we could receive another CRL from the FDA.

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

We have also received Scientific Advice from the Medicines Evaluation Board, or MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. Study PA10040-102 demonstrated that PA10040 provides gastric pH greater than 4 control for a percent time over 24 hours of 47%.  Furthermore, compared to Losec 20 mg (EC omeprazole 20 mg), PA10040 produced a similar level of 24-hour pH control ((p=0.02).

A pre-submission follow up meeting with the MEB was held in July 2014. We proposed seeking approval of PA10040 only since the ASA component in that dosage form matches the clinical practice for use of ASA in the EU. Approval of PA10040 would be based on specific studies conducted with the product, as well as data from the entire PA program conducted in the United States. Based on discussions at the meeting, the MEB agreed that the MAA filing can proceed without any further clinical studies and that the Netherlands would be the lead country for the decentralized review process. The MEB also requested that a complete risk-benefit analysis of PA10040 for the intended cardiovascular patient population and proposed indication should be included as part of the MAA submission.

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

We incurred direct development costs associated with the development of our PA program of $2.0 million during the six months ended June 30, 2014. We incurred total direct development cost of $73.4 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet..

Index
On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture, GSK will assign the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix will become effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to$4.28, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and will be exercisable from the closing date of the divestiture until February 28, 2018. If the Divestiture is not consummated, the warrants will be null and void. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assign its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which may finance the acquisition. Amendment No. 2 will become effective upon the closing of the Divestiture.

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

On June 30, 2014 we accrued $5.5 million of VIMOVO royalty revenue, $4.2 million related to U.S. sales and $1.3 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the case against Lupin and Anchen. The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. This case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.

Index
On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case is currently in the discovery phase. On December 19, 2012, The District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case is currently in the initial phases of discovery. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Andchen’s Motion and dismissed the case against them.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. On March 28, 2014, the District Rout denied our and AstraZeneca’s Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AZ filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. On May 29, 2014, the Court issued an order denying DRL’s Motion.

Index
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

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints.

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

Patheon Pharmaceuticals Inc. (Patheon)

On December 19, 2011, we entered into a Manufacturing Services Agreement, or the Supply Agreement, and a related Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of PA32450. Under the terms of the Supply Agreement, Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of the PA32540 for sale in the United States. The term of the Supply Agreement extends until December 31st of the fourth year after the we notify Patheon to begin manufacturing services under the Supply Agreement, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ written notice prior to the expiration of the Initial Term or twelve months’ written notice prior to the expiration of any renewal term. In addition to usual and customary termination rights which allow each party to terminate the Supply Agreement for material, uncured breaches by the other party, we can terminate the Agreement upon thirty (30) days’ prior written notice if a governmental or regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling PA32540 or if it is determined that the formulation or sale of PA32540 infringes any patent rights or other intellectual property rights of a third party. We can also terminate the Supply Agreement upon twenty-four (24) months’ prior written notice if we license, sell, assign or otherwise transfer any rights to commercialize PA32540 in the Territory to a third party. The Supply Agreement contains general and customary commercial supply terms and conditions, as well as establishing pricing for bulk product and different configurations of packaged product, which pricing will be adjusted annually as set forth in the Supply Agreement. Under the terms of the Capital Agreement, we will be responsible for the cost of purchasing certain equipment specific to the manufacture of PA32540, the cost of which, based on current volume projections, is expected to be less than $150,000. If additional equipment and facility modifications are required to meet our volume demands for PA32540, we may be required to contribute to the cost of such additional equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.

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

Index
Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net income (loss) per share: Net income attributable to common stockholders for the three months ended June 30, 2014 was $3.0 million, or $0.09 per share, on a diluted basis, as compared to a net loss of $(4.0) million, or $(0.13) per share, on a diluted basis, for the three months ended June 30, 2013. The net income for the three months ended June 30, 2014 included a $0.6 million, or $0.02 per share charge for non-cash stock-based compensation expense as compared to $(0.9) million, or $(0.03) per share for the same period of 2013.

Revenue: We recognized total revenue of $7.4 million for the three months ended June 30, 2014 as compared to total revenue of $1.7 million for the three months ended June 30, 2013. The increase in revenue was primarily due to an increase of $2.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $3.8 million in VIMOVO royalty. Licensing revenue for the three months ended June 30, 2014 consisted of $5.4 million of royalty revenue and $2.0 million of other licensing revenue compared to $1.7 million of royalty revenue for three months ended June 30, 2013. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses for the three months ended June 30, 2014 and 2013 were $1.9 million.  The 2014 decrease in the PA program and other product development was offset by departmental expenses resulting from the costs related to staff reductions.

Sales, general and administrative: Sales, general and administrative expenses decreased by $1.2 million to $2.5 million for the three months ended June 30, 2014, as compared to the same period of 2013. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $6,800 and $15,400 for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Net income (loss) per share: Net income attributable to common stockholders for the six months ended June 30, 2014 was $5.9 million, or $0.18 per share, on a diluted basis, as compared to a net loss of $(9.8) million, or $(0.32) per share, on a diluted basis, for the six months ended June 30, 2013. The net income for the six months ended June 30, 2014 included a $(1.3) million, or $(0.04) per share charge for non-cash stock-based compensation expense as compared to $(1.6) million, or $(0.05) per share for the same period of 2013.

Revenue: We recognized total revenue of $15.0 million for the six months ended June 30, 2014 as compared to total revenue of $3.1 million for the six months ended June 30, 2013. The increase in revenue was primarily due to an increase of $5.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $6.9 million in VIMOVO royalty. Licensing revenue for the six months ended June 30, 2014 consisted of $10.0 million of royalty revenue and $5.0 million of other licensing revenue compared to $3.1 million of royalty revenue for the six months ended June 30, 2013. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $1.8 million to $3.8 million for the six months ended June 30, 2014, as compared to the same period of 2013. The decrease was due primarily to a decrease in direct development costs for our PA program, including the $1.9 million filing fee incurred in the first quarter of 2013, and in departmental costs, as compared to the same period of 2013. Direct development costs for the PA program decreased by $1.8 million to $2.0 million, primarily due to the completion of the clinical trial activities and other product development activities during the six months ended June 30, 2014. Other direct departmental costs and departmental expenses changed less than $0.1 million, as compared to the same period of 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Index
Sales, general and administrative: Sales, general and administrative expenses decreased by $2.0 million to $5.3 million for the six months ended June 30, 2014, as compared to the same period of 2013. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $14,200 and $40,400 for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2014, and our effective tax rate was 0% for the six month period ended June 30, 2014. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

At June 30, 2014, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2014 and 2013, there were no such interest and penalties.

Liquidity and Capital Resources

At June 30, 2014, cash and cash equivalents totaled $31.8 million, a decrease of $1.0 million compared to December 31, 2013. The $1.0 million decrease in cash resulted from $7.8 million in operating expenses (net of stock-based compensation expense) and the pay down of $3.1 million in accrued liabilities, offset by the receipt of a $6.2 million in VIMOVO royalty payment and $3.7 million from equity exercises. Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

We received $6.4 million in operating cash during the six months ended June 30, 2014 pursuant to the terms of our collaboration agreements with AstraZeneca, Sanofi US and Horizon. In addition, our balance sheet included a $5.5 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $4.7 million and $10.2 million for six months ended June 30, 2014 and June 30, 2013, respectively. There were no investing activities during the six months ended June 30, 2014 and net cash provided by investing activities during the six months ended June 30, 2013 totaled $18.8 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the six months ended June 30, 2014 totaled $3.7 million and net cash used by financing activities totaled $0.1 million for the six months ended June 30, 2013. Cash required for our operating activities during 2014 is projected to decrease from our 2013 requirements as a result of decreased development and pre-commercialization activities. During the six months ended June 30, 2014 and June 30, 2013 we recorded non-cash stock-based compensation expense of $1.3 million and $1.6 million, respectively, associated with the grant of stock options and restricted stock units.

Index
As of June 30, 2014, we had $31.8 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140 and our planned level of business activities, through 2014 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We believe we have retained sufficient cash to fund our expected activities for the next several years.

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

Index
No change in our internal control over financial reporting occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the '907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. This case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, and the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

Index
On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied our and AstraZeneca’s Motion.. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. On May 29, 2014, the Court issued an order denying DRL’s motion.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints.

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

We have incurred significant losses since our inception. As of June 30, 2014, we had an accumulated deficit of approximately $110.7 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon, future sales of our PA product candidates by Sanofi US, or our other product candidates by other commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. If the NDA for our PA product candidates is approved, we may also receive approval –related and sales milestones and royalty payments from Sanofi US pursuant to our license agreement. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. The decision to launch the product in additional countries will be made by AstraZeneca on a case by case basis. We will continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As a result, royalty revenues for sales of VIMOVO in the United States will be received from Horizon. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected. We may also receive milestone and royalty payments under our agreements with Cilag.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, and. if approved, sales of our PA product candidates by Sanofi US in the United States along with the successful development, approval and commercialization of our current product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. In the event our PA products are approved by the FDA, but not for the expected indication, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement. Further, on April 25, 2014, we received a CRL products because of deficiencies noted during an inspection of a supplier of an active ingredient used in the manufacture of the PA products, which has delayed approval of our NDA. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca had the right to terminate the agreement if certain delays occurred or specified development and regulatory objectives were not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Sanofi US has the right to terminate the PA license agreement for the United States in the event of a number of specified circumstances. Both AstraZeneca, Horizon and GSK have the right to terminate their respective agreements with us upon a 90 day notice for any reason and Sanofi US also has the right to terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the license agreement upon a specified notice period. Further, if we or our contract manufacturers do not maintain required regulatory approvals, we may not be able to commercialize our products

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as possible a warning which the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we  followed the FDA’s suggestion to seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540. In the event our PA products are approved by the FDA, but not for the expected indications, Sanofi US has the right, but not the obligation, to terminate our license and collaboration agreement. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  However, we cannot guarantee that the FDA will consider the actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.  If such inspection deficiencies are not resolved by December 30, 2014, our new action date, we could receive another CRL from the FDA. Manufacturing facilities may also be subject to state regulations. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, or applicable state regulations, which could result in a delay or an inability to manufacture the products. If we or our partners wish or need to identify an alternative manufacturer, delays in obtaining FDA approval of the alternative manufacturing facility could cause an interruption in the supply of our products.

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

Index
On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The patent is assigned to us and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. The case has been consolidated with the cases against Lupin and Anchen (see below). The case is currently in the discovery phase. On December 19, 2012, the District Court conducted a Markman hearing. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. This case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, and the 504 patent, patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties.

On September 19, 2011, we and AstraZeneca received a Paragraph IV Notice Letter notice from Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those five listed patents or that those five listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. The case has been consolidated with the case against Dr. Reddy’s and is currently in the discovery phase. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 the Company received a Paragraph IV Notice Letter from Dr. Reddy’s, indicating that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO. In that Paragraph IV Notice Letter, Dr. Reddy asserts, among other things, that the ‘907 patent is invalid and/or not infringed. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. On May 5, 2013, this case was consolidated with the originally filed Dr. Reddy’s case. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed its opposition to the Motion for Summary Judgment. On March 28, the District Court denied our and AstraZeneca’s Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion for Summary Judgment. On May 29, 2014, the Court issued an order denying DRL’s Motion.

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

On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMOVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

We had a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S. and GSK has entered into an agreement to divest of all of its rights, title and interest to develop, commercialize and sell the licensed products in the U.S. to Pernix upon closing. We also have collaborations with Cilag for the development and commercialization of MT 400 in certain countries in Latin America., AstraZeneca and Horizon for the development and commercialization of proprietary combinations of gastroprotective agents and naproxen, including VIMOVO, with Sanofi US for the commercialization of our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product has shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In these collaboration agreements, our collaborators also have the right to terminate the agreement upon a default by us. In addition, our collaborators are entitled to terminate their respective agreements with us upon 90 days’ notice for any reason. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH, or “Desitin,” for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. Additionally, GSK and AstraZeneca and Horizon have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and attain a pre-determined share of the market for products marketed under the agreements, or if they must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca was also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives were not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. If our current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and/or commercialize our product candidates. Moreover, any future collaborations or license arrangements we may enter into may not be on terms favorable to us. A further risk we face with our collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product had shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In addition, GSK has entered into an agreement to divest of all of its rights, title and interest to develop, commercialize and sell MT 400 products, including Treximet, in the U.S. to Pernix upon closing.

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

Index
We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with Horizon to sell VIMOVO in the United States and AstraZeneca to sell VIMOVO outside the United States and our agreement with Sanofi US to sell certain dosage forms of our PA product candidates in the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We have been notified that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected.

We have refined our strategy and have decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which included developing certain internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We will continue to depend upon the commercial capabilities of our commercial partners in order to commercialize our products.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products. Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval. For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  However, we cannot guarantee that the FDA will consider the actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.  If such inspection deficiencies are not resolved by December 30, 2014, our new action date, we could receive another CRL from the FDA.

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

Our product candidates will have to compete with existing and any newly developed migraine therapies or therapies for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat migraine and the other diseases and conditions for which we may seek to develop products in the future, which could render our product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we have conducted studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a CRL declining approval. AstraZeneca has stated that it is currently evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and, if it enters the U.S. market, will compete with our PA cardiovascular product candidates.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the NDA for Treximet, as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, and as a result of the CRL we received from the FDA relating to the NDA for PA32540 and PA8140 on April 25, 2014, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

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

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved healthcare product. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance.  For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected.

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

Index
•	our ability to conduct pre-commercialization activities for our products and to arrange for the commercialization of our product candidates.

Our operating expenses for the six months ended June 30, 2014 totaled $9.1 million, including non-cash compensation expense of $1.3 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2011 through 2013, our average annual operating expenses (including average non-cash deferred compensation of $3.1 million) were $34.3 million. As of June 30, 2014, we had an aggregate of $31.8 million in cash and cash equivalents. Our operating expenses for 2014 and 2015 may exceed the net level of our operating expenses in 2013. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2014. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital.

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

Index
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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through July 30, 2014, the high and low sales prices of our common stock ranged from $2.15 to $21.75. Broad market fluctuations may also adversely affect the market price of our common stock.

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
10.2
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
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and six months ended June 30, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

August 7, 2014	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
August 7, 2014	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 7, 2014	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1
10.2
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
101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and six months ended June 30, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.