Form 10-K/A
period 2013-12-31
POZEN INC /NC
filed 2014-09-22
CIK 1059790

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

EXPLANATORY NOTE

POZEN Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 6, 2014, as an exhibit only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.45 and 10.46 originally filed with the Form 10-K. This Amendment No. 1 is being filed solely to re-file Exhibits 10.45 and 10.46. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Registrant:

POZEN Inc.

Date: September 22, 2014	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka John R. Plachetka	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 22, 2014

/s/ William L. Hodges William L. Hodges	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	September 22, 2014

/s/ John E. Barnhardt John E. Barnhardt	Vice President, Finance and Administration (Principal Accounting Officer)	September 22, 2014

/s/ Neal F. Fowler Neal F. Fowler	Director	September 22, 2014

/s/ Arthur S. Kirsch Arthur S. Kirsch	Director	September 22, 2014

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee Jr.	Director	September 22, 2014

/s/ Seth A. Rudnick Seth A. Rudnick	Director	September 22, 2014