Form 10-Q
period 2014-09-30
POZEN INC /NC
filed 2014-11-06
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2014 was 32,077,671.

POZEN Inc.
FORM 10-Q

For the Three and Nine Months Ended September 30, 2014

i

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,940,197	$32,827,732
Investments in warrants	2,449,021	—
Accounts receivable	5,539,741	1,673,000
Prepaid expenses and other current assets	1,096,103	794,665

Total current assets	45,025,062	35,295,397
Property and equipment, net of accumulated depreciation	29,430	38,979

Total assets	$45,054,492	$35,334,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,197	$1,500,671
Accrued compensation	1,870,558	3,132,468
Accrued expenses	850,398	1,655,212
Deferred revenue	4,257,300	11,257,300

Total current liabilities	7,264,453	17,545,651

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 31,764,786 and 30,677,437 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31,765	30,677
Additional paid-in capital	141,681,121	134,337,213
Accumulated deficit	(103,922,847)	(116,579,165)

Total stockholders’ equity	37,790,039	17,788,725

Total liabilities and stockholders’ equity	$45,054,492	$35,334,376

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Licensing revenue	$7,539,741	$2,583,000	$22,507,723	$5,649,000

Operating expenses:
Selling, general and administrative	2,573,958	5,182,501	7,897,698	12,529,577
Research and development	1,054,218	2,181,689	4,808,488	7,706,975

Total operating expenses	3,628,176	7,364,190	12,706,186	20,236,552

Interest and other income	2,840,604	13,997	2,854,781	54,431

Income (loss) before income tax expense	6,752,169	(4,767,193)	12,656,318	(14,533,121)
Income tax expense	—	—	—	—

Net income (loss) attributable to common stockholders	$6,752,169	$(4,767,193)	$12,656,318	$(14,533,121)

Basic net income (loss) per common share	$0.21	$(0.16)	$0.41	$(0.48)

Shares used in computing basic net income (loss) per common share	31,589,192	30,476,562	31,118,572	30,405,543

Diluted net income (loss) per common share	$0.20	$(0.16)	$0.39	$(0.48)

Shares used in computing diluted net income (loss) per common share	32,949,779	30,476,562	32,614,051	30,405,543

Comprehensive income (loss)	$6,752,169	$(4,767,193)	$12,656,318	$(14,529,868)

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income (loss)	$12,656,318	$(14,533,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,975	22,628
Loss on sale of fixed assets	―	3,155
Bond amortization income	―	63,389
Gain on investment in warrants	(2,449,021)	―
Noncash compensation expense	1,914,614	3,205,416
Changes in operating assets and liabilities:
Accounts receivable	(3,866,741)	(231,000)
Prepaid expenses and other current assets	(301,438)	752,858
Accounts payable and other accrued expenses	(3,281,199)	(659,442)
Deferred revenue	(7,000,000)	14,000,000

Net cash (used in) provided by operating activities	(2,313,492)	2,623,883

Investing activities
Purchase of equipment	(4,426)	(1,652)
Sales and maturities of investments	―	18,838,000

Net cash (used in) provided by investing activities	(4,426)	18,836,348

Financing activities
Proceeds from issuance of common stock	5,622,871	185
Payments related to net settlement of stock-based awards	(192,488)	(181,215)
Net cash provided by (used in) financing activities	5,430,383	(181,030)

Net increase in cash and cash equivalents	3,112,465	21,279,201
Cash and cash equivalents at beginning of period	32,827,732	68,416,308

Cash and cash equivalents at end of period	$35,940,197	$89,695,509

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 6, 2014 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2013 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $0.9 million at September 30, 2014, and $1.7 million at September 30, 2013. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

In September 2013, the Company announced the signing of an exclusive license agreement for the commercialization of its PA products, including, PA8140 and PA32540. Under the terms of the agreement, Sanofi will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. The Company received an upfront payment of $15.0 million which is being amortized through first quarter 2015. This revenue amortization is included within the license revenue in the accompanying statements of comprehensive income (loss).  The revenue for the three and nine months ended September 30, 2014 was $2.0 million and $7.0 million, respectively.

With regard to licensing revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners and is included within licensing revenue in the accompanying statements of comprehensive income (loss). During the three and nine months ended September 30, 2014, the Company recognized $5.5 million and $15.5 million, respectively, for VIMOVO royalty revenue.  During the three and nine months ended September 30, 2013, the Company recognized $1.6 million and $4.6 million, respectively, for VIMOVO royalty revenue.

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

Index
Our statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 include the following licensing revenue:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Royalty revenue	$5,539,741	$1,583,000	$15,507,723	$4,649,000
Licensing fee amortization	2,000,000	1,000,000	7,000,000	1,000,000
Total licensing revenue	$7,539,741	$2,583,000	$22,507,723	$5,649,000

Cash, Cash Equivalents, Investments and Concentration of Credit Risk — Cash is invested in open-ended money market mutual funds, interest-bearing investment-grade debt securities and insured bank deposits. Cash is restricted to the extent of a $42,000 letter of credit in compliance with the terms of the Company’s office lease. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which attempts to minimize the possibility of loss. However, cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. Cash is also held in insured bank deposits through a cash management program that offers a bank network ensuring full FDIC insurance on all deposits. Approximately 55% of the Company’s cash and cash equivalents are held in fully insured bank deposits and approximately 45% by money market mutual fund managers.

In connection with its acquisition of all rights, title and interest to develop, commercialize and sell Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (“GSK”), Pernix Therapeutics Holdings, Inc. (“Pernix”) issued the Company a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28 (the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014).  The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and the warrant is exercisable from August 20, 2014, the closing date of the acquisition, until February 28, 2018.  We are valuing the warrant using the Black-Sholes option valuation model.

The warrant also provides for cashless exercise whereby the holder may elect to receive the number of shares of Pernix common stock equal to the number of shares being exercised multiplied by the fair market value of one share of Pernix common stock, less $4.28 (the exercise price) divided by the fair market value of one share of Pernix common stock. Assuming a cashless exercise at September 30, 2014, this would have resulted in 221,354 shares of Pernix common stock valued at $1.7 million. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. Pernix has committed to register the underlying shares with the Securities and Exchange Commission but as of September 30, 2014 this had not been completed and, therefore, upon exercise of the warrant the Company is restricted from transferring or selling these shares until such time as such filing is declared effective or an exemption from registration is otherwise met.

The following table sets forth our financial instruments carried at fair value as of September 30, 2014 and December 31, 2013:

	Financial Instruments Carried at Fair Value
	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$35,940,197	$32,827,732
Investments in Pernix warrants	2,449,021	—
Total cash and investments	$38,389,218	$32,827,732

Index
Fair Value Measurement

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying values of these amounts, other than the investment in warrants, approximate the fair value due to their short-term nature.

A part of its acquisition of Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (GSK), Pernix Therapeutics Holdings, Inc. (Pernix) granted POZEN a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28.  The common stock underlying the warrants was registered by Pernix with the Securities and Exchange Commission and is exercisable from August 20, 2014, the closing date of the acquisition, until February 28, 2018.  The warrant is valued at $2,449,021 using Black-Sholes valuation model discounted for the warrant’s lack of marketability and liquidity.

Short-term investments gains consisted of the investment in warrants valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($291,779) at September 30, 2014 and a net September 30, 2014 short-term gain of $2,449,021.

The Company defines fair value (“FV”) as the price that would be received to sell an asset or paid to transfer a liability ("the exit price") in an orderly transaction between market participants at the measurement date. The FV hierarchy for inputs maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company uses the following hierarchy of inputs to measure FV:

●	Level 1 - quoted prices in active markets for identical assets and liabilities.

●	Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

●	Level 3 - unobservable inputs that are significant to the overall valuation, for which there is little or no market data available and which require the Company to develop its own assumptions.

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

The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of September 30, 2014, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at September 30, 2014.

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of September 30, 2014:

Index
	Financial Instruments
	Carried at Fair Value

	Quoted prices	Significant other	Significant
	in active Markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$35,940,197	$—	$—	$35,940,197
Investments in Pernix warrants	—	2,449,021	—	2,449,021
Total cash and investments	$35,940,197	$2,449,021	$—	$38,389,218

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

Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had no unrealized losses on its investments at September 30, 2014 and December 31, 2013.

Comprehensive income (loss) consists of the following components for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$6,752,169	$(4,767,193)	$12,656,318	$(14,533,121)
Change in unrealized loss on marketable securities	―	―	―	3,253
Total comprehensive income (loss)	$6,752,169	$(4,767,193)	$12,656,318	$(14,529,868)

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

Our Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 include the following stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$136,338	$382,000	$425,940	$653,517
General and administrative	464,475	1,182,561	1,488,674	2,551,899
Total expense	$600,813	$1,564,561	$1,914,614	$3,205,416

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.9 years, was $3.0 million at September 30, 2014.

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

Time-Based Stock Awards

No time-based stock awards were issued during the nine months ended September 30, 2014 and 25,000 awards were issued during the nine months ended September 30, 2013. Historically, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model, which typically uses the following assumptions. The expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. The expected term was based upon average historical terms to exercise. The risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates were based on historical rates and were periodically adjusted based upon actual experience.

A summary of the time-based stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, are as follows:

Index
Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	4,315	$6.82	4.3	$8,553
Granted	—	—
Exercised	(101)	5.40
Forfeited or expired	(398)	8.28
Outstanding at March 31, 2014	3,816	6.70	4.4	$8,162
Exercisable at March 31, 2014	3,289	$7.15	3.9	$5,987
Vested or expected to vest at March 31, 2014	3,737	$6.70	4.4	$7,992
Granted	—	—
Exercised	(547)	5.97
Forfeited or expired	(6)	3.87
Outstanding at June 30, 2014	3,263	6.83	4.4	$7,642
Exercisable at June 30, 2014	2,788	$7.33	3.9	$5,532
Vested or expected to vest at June 30, 2014	3,192	$6.83	4.4	$7,475
Granted	—	—
Exercised	(345)	5.06
Forfeited or expired	(13)	7.08
Outstanding at September 30, 2014	2,905	7.04	4.3	$4,775
Exercisable at September 30, 2014	2,397	$7.71	3.7	$3,018
Vested or expected to vest at September 30, 2014	2,829	$7.04	4.3	$4,650

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three and nine months ended September 30, 2014 and 2013 was equal to the market price of the underlying common stock on the grant date. A total of 994,000 stock options were exercised during the nine months ended September 30, 2014 with an intrinsic value of $2.7 million, and a total of 31,000 stock options were exercised during the nine months ended September 30, 2013 with an intrinsic value of $18,000.

A summary of the time-based nonvested awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2013	760	$4.06
Granted	―	―
Forfeited or expired	―	―
Vested	(233)	4.47

Nonvested outstanding at March 31, 2014	527	$3.88

Granted	―	―
Forfeited or expired	―	―
Vested	(16)	3.88

Nonvested outstanding at June 30, 2014	511	$3.88
Granted	―	―
Forfeited or expired	―	―
Vested	(3)	3.60

Nonvested outstanding at September 30, 2014	508	$3.88

Restricted Stock and Restricted Stock Units

For the nine months ended September 30, 2014 and 2013, the Company recognized $0.8 million and $0.9 million, respectively, in compensation expense related to restricted stock units.

Index
A summary of the restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2013	747	$6.22
Granted	188	8.65
Vested and released	(57)	5.32
Forfeited or expired	―	―

Restricted stock outstanding at March 31, 2014	878	$6.80
Granted	37	8.61
Vested and released	(25)	5.42
Forfeited or expired	(4)	5.91

Restricted stock outstanding at June 30, 2014	886	$6.92
Granted	―	―
Vested and released	(2)	8.56
Forfeited or expired	(1)	5.91

Restricted stock outstanding at September 30, 2014	883	$6.92

As of September 30, 2014 there was an aggregate $2.3 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $58,000 unrecognized compensation expense related to unvested restricted stock units under the 2011 award of 110,870 restricted stock units with a grant-date per-share fair value of $4.60, $579,000 unrecognized compensation expense related to unvested restricted stock units under the March 2013 award of 206,049 restricted stock units with a grant-date per-share fair value of $5.91, $1.4 million unrecognized compensation expense related to unvested restricted stock units under the March 2014 award of 187,539 restricted stock units with a grant-date per-share fair value of $8.65 and $217,000 unrecognized compensation expense related to unvested restricted stock units under the June 2014 award of 37,000 restricted stock units with a grant-date per-share fair value of $8.61.

There were 401,000 unvested restricted stock units outstanding at September 30, 2014. There were 587,000 unvested restricted stock units outstanding at September 30, 2013. The total fair value of restricted stock that vested during the nine months ended September 30, 2014 and 2013 was $726,000 and $347,000, respectively.

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

A summary of the performance-based stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2013	540	$6.76
Granted	—	—
Exercised	(5)	2.01
Forfeited or expired	(11)	11.83

Performance-based outstanding at March 31, 2014	524	$6.71
Granted	73	7.89
Exercised	(22)	1.98
Forfeited or expired	(67)	2.08

Performance-based outstanding at June 30, 2014	508	$7.68
Granted	—	—
Exercised	(4)	1.98
Forfeited or expired	(10)	11.83

Performance-based outstanding at September 30, 2014	494	$7.65

Index
During the nine months ended September 30, 2014 there was expense of $425,000 recorded for performance-based awards under the PA32540 and PA8140 incentive programs. As of September 30, 2014, there was $302,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs. The September 30, 2014 amount is expected to be recognized over the period ending in the first quarter of 2015. Under the PA32540 and PA8140 incentive programs, there were 250,000 unvested performance-based options outstanding at September 30, 2014. No performance-based awards vested during the nine months ended September 30, 2014 while 230,000 performance-based awards vested during the nine months ended 2013. There were 243,000 vested performance-based options outstanding at September 30, 2014. There were 88,000 awards forfeited during the nine months ended September 30, 2014, 67,000 of which were forfeited when PA32540 did not receive a first cycle NDA approval, and 14,000 awards forfeited during the nine months ended September 30, 2013. A total of 32,000 performance-based awards were exercised during the nine months ended September 30, 2014 and 158,000 performance-based awards were exercised during the nine months ended September 30, 2013. At September 30, 2014, the performance-based options had an intrinsic value of $1.5 million and a remaining weighted contractual life of 6.3 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	31,589,192	30,476,562	31,118,572	30,405,543
Effect of dilutive employee and director awards	1,360,587	—	1,495,479	—
Diluted weighted-average shares outstanding and assumed conversions	32,949,779	30,476,562	32,614,051	30,405,543

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

At September 30, 2014, shares of our common stock reserved for future issuance are as follows:

Index
Common shares available for grant under stock option plans	2,509,268
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	4,282,341
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	6,881,609

Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $81,613 at September 30, 2014.

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

Index
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

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $17.3 million in legal fees through the quarter ended September 30, 2014. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and the warrant is exercisable from August 20, 2014, the closing date of the Divestiture, until February 28, 2018. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

Index
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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2014, our accumulated deficit was approximately $103.9 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the nine months ended September 30, 2014, our research and development expenses represented approximately 38% of our total operating expenses.

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

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which enabled us to conduct pre-commercialization activities prior to licensing these products to commercial partners. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US for the commercialization of PA8140 and PA32540. Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. In the event the products are not approved for the expected indications or we do not manufacture and deliver launch quantities of PA8140 and PA32540 by a specified time, Sanofi US shall have the right, but not the obligation, to terminate the license agreement.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $2.5 million for the nine months ended September 30, 2014, and $4.9 million for the nine months ended September 30, 2013. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.2 million for the nine months ended September 30, 2014, and $2.6 million for the nine months ended September 30, 2013. Total compensation included $0.4 million and $0.7 million charge for non-cash compensation for stock option expense for the nine months ended September 30, 2014 and September 30, 2013, respectively. Other research and development department costs were $0.1 million and $0.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and will be exercisable from August 20, 2014, the closing date of the divestiture until February 28, 2018. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assign its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition.  Amendment No. 2 became effective upon closing of the divestiture on August 20, 2014.

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

We incurred direct development costs associated with the development of our PA program of $2.4 million during the nine months ended September 30, 2014. We incurred total direct development cost of $73.9 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to$4.28, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and will be exercisable from the August 20, 2014, the closing date of the divestiture until February 28, 2018. If the Divestiture is not consummated, the warrants will be null and void. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix assigned its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

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

On September 30, 2014 we accrued $5.5 million of VIMOVO royalty revenue, $4.2 million related to U.S. sales and $1.3 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Index
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

In consideration for the rights granted to Sanofi US under the license agreement, Sanofi US paid us an upfront payment of $15 million. We are also eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. We will also receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement. Sanofi US will use commercially reasonable efforts to commercialize the licensed products and has agreed to specified advertising and promotional expense levels and sales details for the first two years after launch. In the event net sales for licensed products are less than a specified amount during the third full year of commercialization, we may notify Sanofi US that we wish to purchase back from Sanofi US all rights to the licensed products in the United States. In the event we wish to exercise our option, Sanofi US will have the first right to buy out our remaining interest. The license agreement will terminate upon the expiration of Sanofi US’s royalty payment obligations, which occurs, on a licensed product-by-licensed product basis, upon the latest of (i) expiration of the last-to-expire patent covering a licensed product and (ii) a specified number of years following first commercial sale of such licensed product. Sanofi US may terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the License Agreement. The license agreement may also be terminated by either party if the other party fails to cure certain material breaches under the license agreement. In addition, Sanofi US may terminate the license agreement under certain other specified circumstances, including in the event the licensed products do not receive approval for the expected indications or if we fail to deliver launch quantities of the product by a certain date.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net income (loss) per share: Net income attributable to common stockholders for the three months ended September 30, 2014 was $6.8 million, or $0.20 per share, on a diluted basis, as compared to a net loss of $(4.8) million, or $(0.16) per share, on a diluted basis, for the three months ended September 30, 2013. The net income for the three months ended September 30, 2014 included a $0.6 million, or $0.02 per share charge for non-cash stock-based compensation expense as compared to $(1.6) million, or $(0.05) per share for the same period of 2013.

Revenue: We recognized total revenue of $7.5 million for the three months ended September 30, 2014 as compared to total revenue of $2.6 million for the three months ended September 30, 2013. The increase in revenue was primarily due to an increase of $1.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $4.0 million in VIMOVO royalty. Licensing revenue for the three months ended September 30, 2014 consisted of $5.5 million of royalty revenue and $2.0 million of other licensing revenue compared to $1.6 million of royalty revenue and $1.0 million of other licensing revenue for three months ended September 30, 2013. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses for the three months ended September 30, 2014 and 2013 were $1.1 million and $2.2 million, respectively.  The 2014 decrease was primarily due to the completion of the PA program and other product development and a decrease in departmental expenses resulting from staff reductions.

Index
Sales, general and administrative: Sales, general and administrative expenses decreased by $2.6 million to $2.6 million for the three months ended September 30, 2014, as compared to the same period of 2013. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $14,300 and $14,000 for the three months ended September 30, 2014 and 2013, respectively. Other income also included short-term investments gains consisted of the investment in warrants valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($291,779) at September 30, 2014 and a net September 30, 2014 short-term gain of $2,449,021.and $377,300 related to the disgorgement of short-swing profits arising from trades by a POZEN shareholder under Section 16(b) of the Securities and Exchange Act of 1934.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Net income (loss) per share: Net income attributable to common stockholders for the nine months ended September 30, 2014 was $12.7 million, or $0.39 per share, on a diluted basis, as compared to a net loss of $(14.5) million, or $(0.48) per share, on a diluted basis, for the nine months ended September 30, 2013. The net income for the nine months ended September 30, 2014 included a $1.9 million, or $(0.06) per share charge for non-cash stock-based compensation expense as compared to $(3.2) million, or $(0.11) per share for the same period of 2013.

Revenue: We recognized total revenue of $22.5 million for the nine months ended September 30, 2014 as compared to total revenue of $5.6 million for the nine months ended September 30, 2013. The increase in revenue was primarily due to an increase of $6.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $10.9 million in VIMOVO royalty. Licensing revenue for the nine months ended September 30, 2014 consisted of $15.5 million of royalty revenue and $7.0 million of other licensing revenue compared to $4.6 million of royalty revenue and $1.0 million other licensing revenue for the nine months ended September 30, 2013. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments were deferred and the non-refundable portions are being amortized over the periods ending on the anticipated dates of regulatory approvals, as specified in the agreements relating to the product candidates, or the conclusion of any obligation on our part. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $2.9 million to $4.8 million for the nine months ended September 30, 2014, as compared to the same period of 2013. The decrease was due primarily to a decrease in direct development costs for our PA program, including the $1.9 million filing fee incurred in the first quarter of 2013, and in departmental costs, as compared to the same period of 2013. Direct development costs for the PA program decreased by $2.4 million to $2.4 million, primarily due to the completion of the clinical trial activities and other product development activities during the nine months ended September 30, 2014. Other direct departmental costs and departmental expenses decreased by $0.5 million to $2.4 million, as compared to the same period of 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $4.6 million to $7.9 million for the nine months ended September 30, 2014, as compared to the same period of 2013. The decrease was due primarily to lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $28,500 and $54,400 for the nine months ended September 30, 2014 and 2013, respectively. Other income also included short-term investments gains consisted of the investment in warrants valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($291,779) at September 30, 2014 and a net September 30, 2014 short-term gain of $2,449,021.and $377,300 related to the disgorgement of short-swing profits arising from trades by a POZEN shareholder under Section 16(b) of the Securities and Exchange Act of 1934.
Income Taxes
We estimate an annual effective tax rate of 0% for the year ended December 31, 2014, and our effective tax rate was 0% for the nine month period ended September 30, 2014. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Index
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
At September 30, 2014, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2014 and 2013, there were no such interest and penalties.
Liquidity and Capital Resources

At September 30, 2014, cash, cash equivalents and investments in warrants totaled $38.4 million, an increase of $5.6 million compared to December 31, 2013. The $5.6 million increase in cash resulted from $14.0 million in operating expenses, offset by the receipt of a $11.6 million in VIMOVO royalty payment, $5.6 million from equity exercises and $2.4 million investment in Pernix warrants. Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

We received $11.6 million in operating cash during the nine months ended September 30, 2014 pursuant to the terms of our collaboration agreements with AstraZeneca, Sanofi US and Horizon. In addition, our balance sheet included a $5.5 million accounts receivable for royalties under the AstraZeneca and Horizon agreements and $0.4 million from Par related to the disgorgement of short-swing profits arising from trades by a POZEN shareholder under Section 16(b) of the Securities and Exchange Act of 1934.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $2.3 million and cash provided by operating activities totaled $2.6 million for nine months ended September 30, 2014 and September 30, 2013, respectively. Net cash used in investing activities totaled less than $1.0 million during the nine months ended September 30, 2014 and net cash provided by investing activities during the nine months ended September 30, 2013 totaled $18.8 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $5.6 million and net cash used by financing activities totaled $0.2 million for the nine months ended September 30, 2013. Cash required for our operating activities during 2014 is projected to decrease from our 2013 requirements as a result of decreased development and pre-commercialization activities. During the nine months ended September 30, 2014 and September 30, 2013 we recorded non-cash stock-based compensation expense of $1.9 million and $3.2 million, respectively, associated with the grant of stock options and restricted stock units.

As of September 30, 2014, we had $35.9 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned development program for PA32540 and PA8140 and our planned level of business activities, through 2014 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We believe we have retained sufficient cash to fund our expected activities for the next several years.

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

 On October 15, 2013, the United States Patent Office issued ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

We have incurred significant losses since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $103.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon, future sales of our PA product candidates by Sanofi US, or our other product candidates by other commercial partners. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

Index

If we, or our current or future collaborators, do not obtain and maintain required regulatory approvals for one or more of our product candidates, we will be unable to commercialize those product candidates. Further, if we are delayed in obtaining or unable to obtain, any required approvals, or our contract manufacturers are unable to manufacture and supply product for sale, our collaborators may terminate, or be entitled to terminate, their agreements with us or reduce or eliminate their payments to us under these agreements or we may be required to pay termination payments under these agreements.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates or our contract manufacturers’ inability to manufacture our products or to supply the sufficient quantities of our products to meet market demand. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca had the right to terminate the agreement if certain delays occurred or specified development and regulatory objectives were not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Sanofi US has the right to terminate the PA license agreement for the United States in the event of a number of specified circumstances. Both AstraZeneca, Horizon and GSK have the right to terminate their respective agreements with us upon a 90 day notice for any reason and Sanofi US also has the right to terminate the license agreement at will in its entirety any time after the third anniversary of the effective date of the license agreement upon a specified notice period. Further, if we or our contract manufacturers do not maintain required regulatory approvals, or our contract manufacturers are unable to manufacture our product or to supply sufficient quantities of our products to meet market demand, we may not be able to commercialize our products.  For example, under our license agreement with Sanofi U.S., Sanofi has the right to terminate the agreement if we do not deliver launch quantities of the products by a specified date.

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

Manufacturing facilities may also be subject to state regulations. We, or our third-party manufacturers, may not be able to comply with cGMP regulations or other FDA regulatory requirements, or applicable state regulations, or may not be able to successfully manufacture our products which could result in a delay or an inability to manufacture the products.  If we or our partners wish or need to identify an alternative manufacturer, delays in obtaining FDA approval of the alternative manufacturing facility could cause an interruption in the supply of our products.

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

Index
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

Index
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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that have products and are developing new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product had shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In addition, GSK divested of all of its rights, title and interest to develop, commercialize and sell MT 400 products, including Treximet, in the U.S. to Pernix on August 20, 2014.

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

Index
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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of VIMOVO and, if approved, our PA product candidates, as alternatives to other therapies;
•	the receipt and timing of regulatory approvals;
•	the availability of third-party reimbursement;
•	the indications for which the product is approved;
•	the rate of adoption by healthcare providers;
•	the rate of product acceptance by target patient populations;
•	the price of the product relative to alternative therapies;
•	the availability of alternative therapies;
•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
•	the existence of adverse publicity regarding our products or similar products; and
•	the existence of
•	the extent and severity of side effects as compared to alternative therapies.

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

Our operating expenses for the nine months ended September 30, 2014 totaled $12.7 million, including non-cash compensation expense of $1.9 million related to stock options and other stock-based awards, primarily associated with our adoption of SFAS No. 123(R) on January 1, 2006. For fiscal years 2011 through 2013, our average annual operating expenses (including average non-cash deferred compensation of $3.1 million) were $34.3 million. As of September 30, 2014, we had an aggregate of $38.4 million in cash, cash equivalents and short-term investments. Our operating expenses for 2014 and 2015 may exceed the net level of our operating expenses in 2013. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to stockholders. We are committed to return as much cash to our stockholders as is prudent and may consider other cash distributions in the future. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2014. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. If our projected revenues decrease, we may need to raise additional capital.

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

Index
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

Index
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

Item 4. Mine Safety Disclosure

Not Applicable.

Index
Item 6. Exhibits

Exhibit Number	Description

10.1	Letter Agreement, dated as of May 13, 2014, by and among POZEN Inc., CPPIB Credit Investments, Inc. Pernix Therapeutics Holdings, Inc. and Glaxo Group Limited.*

10.2	First Amendment to Product Development and Commercialization Agreement, dated as of May 13, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc.*

10.3	Second Amendment to Product Development and Commercialization Agreement dated as of July 30, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)
November 6, 2014	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer
November 6, 2014	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 6, 2014	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated as of May 13, 2014, by and among POZEN Inc., CPPIB Credit Investments, Inc. Pernix Therapeutics Holdings, Inc. and Glaxo Group Limited.*

10.2	First Amendment to Product Development and Commercialization Agreement, dated as of May 13, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc.*

10.3	Second Amendment to Product Development and Commercialization Agreement dated as of July 30, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (iii) Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (iv) Notes to the Financial Statements.

* Filed herewith.