Form 10-K
period 2014-12-31
POZEN INC /NC
filed 2015-03-11
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2014 was approximately $204,875,000. As of February 24, 2015, there were outstanding 32,246,397 shares of common stock.

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

On September 3, 2013 we entered into an exclusive license agreement with Sanofi US, for the commercialization of PA8140 and PA32540, now known as YOSPRALA™ 81/40 and 325/40 (aspirin / omeprazole delayed release tablets). Under the terms of the agreement, Sanofi US had exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States.

On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its then-current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.

On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products.

On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.

FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA.  The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Our commercialization strategy for PA outside the United States is to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. With respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and is accounted for as a return of capital to stockholders. We may consider other cash distributions in the future if prudent to do so.

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain from the required regulatory agencies approval to sell the developed products and our ability to find strong commercial or outsource partners to successfully commercialize the products.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty payable to CII of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and the warrant is exercisable from August 20, 2014, the closing date of the Divestiture, until February 28, 2018. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. The warrant is valued using the Black-Scholes valuation model.  Under the terms of the warrant, the Company may elect to receive the number of shares equal to the value of the Pernix shares less $4.28 divided by the fair market value of one share.  At December 31, 2014 this would have been 272,098 shares valued at $2.6 million. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

VIMOVO

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

Our Principal Product Candidates

Our PA product candidates, containing a PPI and aspirin, have completed clinical development testing in the United States. Our PA product candidates, now known as YOSPRALA™ 81/40 and 325/40 (aspirin / omeprazole delayed release tablets), are excluded from our agreement with AstraZeneca. We met with the FDA to discuss the overall development program requirements for PA32540 for the secondary prevention of cardiovascular and cerebrovascular disease in patients at risk for gastric ulcers. An investigational new drug application, or IND, was filed in the fourth quarter of 2007. We completed a study which demonstrated that the (SA) component of PA32540 was bioequivalent to the reference drug, EC aspirin. We filed a Special Protocol Assessment, or SPA, with the FDA for the design of the Phase 3 studies for the product, the primary endpoint for which is the reduction in the cumulative incidence of endoscopic gastric ulcers.

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

 Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2014, our accumulated deficit was approximately $96.9 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the fiscal year ended December 31, 2014, our research and development expenses represented approximately 36% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

●	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;

●	The ability of Horizon and AstraZeneca to successfully commercialize VIMOVO in the United States and outside the United States, respectively, and our ability to successfully commercialize our PA product candidates in the United States;

●	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

●	Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;

●	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and

●	The possible acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which enabled us to conduct pre-commercialization activities prior to licensing these products to commercial partners.  We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on September 22, 2014, and incorporated by reference herein. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

Our principal executive office is located at 1414 Raleigh Road, Suite 400, Chapel Hill, North Carolina 27517, and our telephone number is (919) 913-1030. Our website address is www.pozen.com.  The information on our website is not incorporated into this prospectus and should not be considered to be a part of this prospectus.  We have included our website address as an inactive textual reference only.

Overview of Our Results of Operations

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2014, our accumulated deficit was approximately $96.9 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the fiscal year ended December 31, 2014, our research and development expenses represented approximately 36% of our total operating expenses.

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

Our Business Strategy

Our goal had been to develop medicines that can transform lives.  The principal elements of our business strategy had been to:

•	Utilize expected cash flow from licensed products to fund new product ideas that meet our internal criteria. We expect to utilize the cash and cash flows from VIMOVO and from the monetization of our royalties from Treximet to complete development for our PA franchise of product candidates, as well as other new product concepts should we choose to move these product concepts into exploratory stage.

•	Develop and perform pre-commercialization activities for our portfolio of product candidates. We filed a NDA for our PA32540 and PA8140 product candidates with the FDA in March 2013. We expect to focus on obtaining approval to market the products in the United States and are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. We expect to enter into partner relationships for the continued development and commercialization of these product candidates and other unlicensed assets outside of the United States, and to control expenses consistent with the achievement of these goals.

•	Leverage development and commercialization efforts through strategic outsourcing. While maintaining overall control of the planning, development and regulatory processes, we seek to enter into strategic outsourcing relationships to develop and manufacture our product candidates in as cost-effective a manner as possible. We have contracted with third parties for product candidate testing, development, manufacturing and commercialization activities and plan to continue to do so for any future development and commercialization efforts.

Our business strategy has evolved over the past several years and may continue to evolve as we evaluate all strategic options available to us now that we have full ownership of the PA products in the United States. We previously announced that we were returning to our historical business model in which the Company funded development activities for pipeline products through proof of concept and then licensed the product prior to initiating Phase 3 clinical trials.  The Company has developed and funded all or a major portion of the development costs for three products, Treximet, VIMOVO, and our PA product candidates, since 2003.  We have now decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development.

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

PN Program

Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We entered into an exclusive, worldwide (except for Japan) collaboration agreement with AstraZeneca on August 1, 2006 and which was amended in September 2007 and October 2008 relating to the development and commercialization of our PN products. Our agreement with AstraZeneca covered the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

Since inception we have incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

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

PA Program

As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products.  We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date was December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA.  The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

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

We also met with a European country that served as the reference member state for approval of VIMOVO in Europe to obtain guidance on a clinical development program for approval of PA65020 in the Europe. We were advised that Phase 3 endoscopic trials demonstrating a reduction in gastric ulcers would not be required in addition to an osteoarthritis efficacy study since omeprazole’s actions on gastric ulcers has been well characterized. Instead, Phase 1 studies assessing pharmacokinetics and gastric acid suppression could be used to support the benefit of omeprazole as a component of PA65020.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Even though the License and Collaboration Agreement was terminated on November 29, 2014, we believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future.

We have incurred direct development costs associated with the development of our PA program of $3.2 million during the fiscal year ended December 31, 2014. Since inception we incurred total direct development cost of $74.7 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Despite these shortcomings, according to IMS Health’s IMS National Sales Perspective™, or IMS, in 2011 total triptan sales in the U.S. were approximately $1.7 billion. Sumatriptan is the leading triptan product. There are currently three types of sumatriptan formulations commercially available: oral, intranasal and injectable. An oral triptan is often the physician’s first choice as a prescription treatment for migraine pain. Intranasal triptans are often prescribed for patients requiring faster relief than oral drugs can provide or who cannot take oral medications. For the most severe attacks, patients sometimes use an injectable form of a triptan.

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

Since inception we have incurred total direct development costs of $26.5 million associated with the development of our MT 400 and Treximet programs. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International, or Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. In December 2014, we received an executed, mutual termination letter from Cilag which was executed by both parties as of December 22, 2014.  In accordance with the terms of the termination letter the agreement terminated on January 21, 2015. There was no dispute between the parties regarding the license agreement. At our request, for a period of two years after termination, Cilag has agreed to negotiate in good faith commercially reasonable terms of a supply agreement whereby Cilag would supply us or our licensees, with MT400 for a period equal to the shorter of (i) two (2) years; or (ii) until we establish an alternative supplier.  We recognized approximately $257,300 in licensing revenue in the fourth quarter of as a result of this termination.

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

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to$ 4.28 per share, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants have been registered by Pernix with the Securities and Exchange Commission and was exercisable from the August 20, 2014, the closing date of the divestiture until February 28, 2018. If the Divestiture had not been consummated, the warrants would have been null and void. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix assigned its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

AstraZeneca AB (AstraZeneca)/Horizon Pharma Inc. (Horizon)

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

On December 31, 2014 we have receivables of $5.6 million related to VIMOVO royalty revenue, $4.3 million related to U.S. sales and $1.3 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey.  On November 19, 2014, an amended complaint was filed in which the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca AB received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion. On May 29, 2014, the Court issued an order denying DRL’s Motion.  This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson, now Actavis, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson.  On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023.  Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan.  On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey.  On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

sanof-aventis U.S. LLC

On September 3, 2013, we entered into a license and collaboration agreement with Sanofi US. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Under the license agreement, we had the responsibility for obtaining regulatory approval and Sanofi US had responsibility for the commercialization of products containing a combination of immediate release omeprazole and 325 mg or less of delayed release aspirin, including PA32540 and PA8140, which are expected to be indicated for use for the secondary prevention of cardiovascular disease in patients at risk for aspirin-associated gastric ulcers. Under the license agreement, Sanofi US had the exclusive right to commercialize licensed products in the United States, with the Company retaining the right to commercialize licensed products outside the United States. Sanofi US had responsibility for all sales, marketing and future development for the licensed products. In addition, following approval of the NDA and completion of certain manufacturing milestones, Sanofi US would have had responsibility for manufacturing the licensed products for commercialization in the United States. We retained responsibility for obtaining approval of the NDA, after which time we would have transfer the NDA to Sanofi US. The parties would have shared costs up to certain limits with respect to certain additional development activities required in order to obtain or maintain regulatory approval in the United States. During the term of the license agreement, we would not have been able to commercialize in the United States, or license any third party to commercialize in the United States, any product combining any product indicated for treatment of gastric ulcers or gastric bleeding, or both, and 325 mg or less of aspirin.

In consideration for the rights granted to Sanofi US under the license agreement, Sanofi US paid us an upfront payment of $15 million. The upfront payment was amortized and recognized as revenue, $4 million during the year ended December 31, 2013 and the remaining $11 million during the year ended December 31, 2014. We were eligible to receive pre-commercial milestone payments of $20 million and additional payments upon the achievement of specified sales milestones. We were also to receive tiered royalties ranging from 12.5% to 22.5% on sales of licensed products by Sanofi US, its affiliates and its sublicensees in the United States, subject to certain adjustments specified in the license agreement. Sanofi US was obligated to use commercially reasonable efforts to commercialize the licensed products and agreed to specified advertising and promotional expense levels and sales details for the first two years after launch. In the event net sales for licensed products were less than a specified amount during the third full year of commercialization, we could have notify Sanofi US that we wished to purchase back from Sanofi US all rights to the licensed products in the United States. In the event we wished to exercise our option, Sanofi US would have had the first right to buy out our remaining interest. The license agreement would have terminated upon the expiration of Sanofi US’s royalty payment obligations, which would have occured, on a licensed product-by-licensed product basis, upon the latest of (i) expiration of the last-to-expire patent covering a licensed product and (ii) a specified number of years following first commercial sale of such licensed product. Sanofi US could have terminated the license agreement at will in its entirety any time after the third anniversary of the effective date of the License Agreement. The license agreement could also have been terminated by either party if the other party failed to cure certain material breaches under the license agreement. In addition, Sanofi US could have terminated the license agreement under certain other specified circumstances, including in the event the licensed products didnot receive approval for the expected indications or if we failed to deliver launch quantities of the product by a certain date.

Cilag GmbH International (Cilag)

On March 21, 2011, we entered into a license agreement with Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. In December 2014, we received an executed, mutual termination letter from Cilag which was executed by both parties as of December 22, 2014.  In accordance with the terms of the termination letter the agreement terminated on January 21, 2015. There was no dispute between the parties regarding the license agreement and, at our request, for a period of two years after termination, Cilag has agreed to negotiate in good faith commercially reasonable terms of a supply agreement whereby Cilag would supply us or our licensees, with MT400 for a period equal to the shorter of (i) two (2) years; or (ii) until we establish an alternative supplier.  We recognized approximately $257,300 in licensing revenue in the fourth quarter of as a result of this termination.

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

To date, we have entered into arrangements with third-party manufacturers for the supply of formulated and packaged clinical trial materials. We have also entered into a Supply Agreement and a related Capital Agreement with Patheon for the manufacture of PA32450 and PA8140 for sale in the United States. We believe our current supplier agreements should be sufficient to meet our commercial supply needs for PA32540 and PA8140 in the United States. Under our agreements with GSKAstraZeneca andHorizon., it is the obligation of our partners to obtain commercial supplies of products developed under those agreements. Use of third-party manufacturers enables us to focus on our clinical development activities, minimize fixed costs and capital expenditures and gain access to advanced manufacturing process capabilities and expertise.

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

We, AstraZeneca and Horizon are engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey which is described on page [17] of this Form 10-K.

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

The status of the NDAs we have submitted to the FDA for Treximet, VIMOVO and our PA product candidates is discussed above in “MT400/Treximet,” “PN/VIMOVO Program,” and “Status of Our Product Candidates and Exploratory Programs” – PA Program."

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

Employees

As of February 24, 2015, we had a total of 12 full-time employees. All of our current employees are based at our headquarters in Chapel Hill, North Carolina. Of our 12 employees, six hold advanced degrees, including three with an M.D., Pharm.D. or Ph.D. degree.

Officers and Key Employees

Our current officers and key employees, and their ages as of February 24, 2015, are as follows:

Name	Age	Position
John R. Plachetka, Pharm.D.	61	Chairman, President and Chief Executive Officer

William L. Hodges, CPA	60	Senior Vice President, Finance and Administration, Chief Financial Officer

Dennis McNamara	49	Senior Vice President, Chief Business Officer

Gilda M. Thomas, JD	60	Senior Vice President, General Counsel

John E. Barnhardt, CPA	65	Vice President, Finance & Administration

John G. Fort, MD, MBA	60	Chief Medical Officer

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

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of AstraZeneca and Horizon relating to VIMOVO.

We have incurred significant losses since our inception. As of December 31, 2014, we had an accumulated deficit of approximately $96.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon or our other product candidates, including PA, by other commercial partners, if any. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca and Horizon. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. We will continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As a result, royalty revenues for sales of VIMOVO in the United States will be received from Horizon. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions. While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, and. if approved, sales of our PA product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. On April 25, 2014, we received a CRL products because of deficiencies noted during an inspection of a supplier of an active ingredient used in the manufacture of the PA products, which has delayed approval of our NDA. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

Changes in policy or interpretation may not be the subject of published guidelines and may therefore be difficult to evaluate. For example, in February 2012, the FDA requested we demonstrate the bioequivalence of PA32540 to EC aspirin 325 mg, with respect to acetylsalicylic acid in an additional Phase 1 study. Enteric coated products such as PA32540 and EC aspirin 325 mg have highly variable pharmacokinetics. Based on our analyses, we believed that the results demonstrated bioequivalence, but the FDA did not agree. However, the FDA did agree that the results from this Phase 1 study, together with additional information that was submitted by us in the NDA for the product, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010 and has been approved in a number of additional countries in the rest of the world, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter, now called a Complete Response Letter, or CRL, is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300.  On April 25, 2014, we received a CRL advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA for our PA32540 and PA8140 product candidates.  Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  Satisfactory resolution of these deficiencies is required before this application may be approved.

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

Further, our current or future collaboration agreements may terminate, or require us to make certain payments to our collaborators, or our collaborators may have the right to terminate their agreements with us or reduce or eliminate their payments to us under these agreements, based on our inability to obtain, or delays in obtaining, regulatory approval for our product candidates or our contract manufacturers’ inability to manufacture our products or to supply the sufficient quantities of our products to meet market demand. For example, under our PN collaboration agreement with AstraZeneca, AstraZeneca had the right to terminate the agreement if certain delays occurred or specified development and regulatory objectives were not met. For example, this termination right could have been triggered by AstraZeneca if the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO. Both AstraZeneca, Horizon and Pernix have the right to terminate their respective agreements with us upon a 90 day notice for any reason. Further, if we or our contract manufacturers do not maintain required regulatory approvals, or our contract manufacturers are unable to manufacture our product or to supply sufficient quantities of our products to meet market demand, we may not be able to commercialize our products.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.   On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. We cannot guarantee that the FDA will consider any future actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may limit our or our partners’ ability to market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we or our partners believe are necessary or desirable for the promotion of our product candidate. As part of the CRLs received in connection with our PA32540 and PA8140 products, FDA indicated that the final agreement on draft product labeling remains pending.

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

We, AstraZeneca and Horizon are engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey which is described on page [17] of this Form 10-K.

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

Contractors or collaborators may have the right to terminate their agreements with us after a specified notice period for any reason or upon a default by us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, For example, we had a collaboration agreement with Desitin Arzneimittel GmbH, or “Desitin,” for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. We can also mutually agree with our collaborators to terminate the agreements. For example, on November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us. In December 2014, we received a mutual termination letter from Cilag GmbH International (“Cilag”), a division of Johnson & Johnson, terminating our then-current License Agreement with Cilag, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru.

Collaborators may also decide not to continue marketing our products in certain countries of the territory or to assign their rights under our agreement to third parties.  For example, we had a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S. and GSK entered into an agreement to divest of all of its rights, title and interest to develop, commercialize and sell the licensed products in the U.S. to Pernix upon closing. In addition, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product has shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon.

Contractors or collaborators may have the right to reduce their payments to us under those agreements.  For example, a Pernix and AstraZeneca and Horizon have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and attain a pre-determined share of the market for products marketed under the agreements, or if they must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca was also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives were not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO.

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

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various regulatory, commercialization and other activities or with respect to the timing of the development, such as our agreement with GSK, which was assigned to Pernix, under which GSK determined, among other things, the exact formulation and composition of the product candidates using our MT 400 technology for use in the Treximet clinical trials. Similarly, under our agreement with AstraZeneca, AstraZeneca had the right to manufacture clinical trial material itself or through a third party.

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK, now assigned to Pernix, Horizon and AstraZeneca, GSK, Hoizon and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the United States District Court for the District of New Jersey. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO.

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

In the event of a termination of the collaborator’s agreement upon such cessation of performance, we would need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with Horizon and AstraZeneca are subject to this risk. Under the terms of our agreement with AstraZeneca and Horizon, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities, we will not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with Horizon to sell VIMOVO in the United States and AstraZeneca to sell VIMOVO outside the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We have been notified that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.  While Horizon believes it has a strategy to mitigate the effect on VIMOVO sales, POZEN’s royalty revenue from Net Sales of VIMOVO beginning in 2015 may be negatively affected.

We refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which included developing certain internal commercialization capabilities to enable us to conduct pre-commercialization activities prior to licensing our PA product candidates to commercial partners. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products. Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval. For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. We cannot guarantee that the FDA will consider any actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.

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

Accordingly, our actual or potential competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or commercializing products where we cannot or before we do. Any delays we encounter in obtaining regulatory approvals for our product candidates, such as we experienced as a result of the approvable letters we received from the FDA in June 2006 and August 2007 relating to the NDA for Treximet, as a result of the not-approvable letters we received from the FDA on MT 100 and MT 300, and as a result of the CRLs we received from the FDA relating to the NDA for PA32540 and PA8140 on April 25, 2014 and December 16, 2014, increase this risk. Our competitors may also develop products or technologies that are superior to those that we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever receive any revenues from sales of products or may not receive sufficient revenues to achieve profitability.

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

Our operating expenses for the fiscal year ended December 31, 2014 totaled $15.8 million, including non-cash compensation expense of $1.9 million related to stock options and other stock-based awards. For fiscal years 2012 through 2014, our average annual operating expenses (including average non-cash deferred compensation of $2.9 million) were $24.6 million. As of December 31, 2014, we had an aggregate of $40.6 million in cash and cash equivalents. Our operating expenses for 2015 and 2016 may exceed the net level of our operating expenses in 2014. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to stockholders. We may consider other cash distributions in the future as is prudent. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2015. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone or royalty payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates or if we decide to commercialize our PA product candidates in the United States without a commercial partner. If our projected revenues decrease, we may need to raise additional capital.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management to assess our internal controls over financial reporting as effective could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. The existence of this or one or more other material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover weaknesses in our internal control over financial reporting. Any such weakness or failure to remediate any existing material weakness could materially adversely affect our ability to comply with applicable financial reporting requirements and the requirements of our various agreements.

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

Although we do not have sales and marketing experience, we continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products  We are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we change our strategy in the future and decide to pursue commercialization opportunities for our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we may make significant expenditures to secure commercial resources to sell such products and expand our marketing capabilities to support such growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that if we decide to pursue commercialization opportunities ourselves or participate in the commercialization of our products with partners that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

We retained ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer developed the commercialization strategy for these products and conducted pre-commercialization activities in the United States. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products.  Outside the United States, we intend to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. If we decide to pursue commercial opportunities for our PA product candidates or our future products ourselves, or if we co-promote and/or retain a significant role in the commercialization of our future products with strategic partners, we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through February 24, 2015, the high and low sales prices of our common stock ranged from $2.25 to $21.88. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market.  Approximately 9% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding shares are held by three other stockholders, with one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the Securities and Exchange Commission, and are seeking effectiveness of a shelf registration statement on Form S-3 under which we may offer up to and aggregate of 8,000,000 shares of our common stock for sale to the public in one or more public offerings.  These shares will not be registered until this registration statement is declared effective by the Securities and Exchange Commission. The selling stockholder named in the prospectus for this registration statement may offer up to 500,000 shares of common stock, and we would not receive any of the proceeds from sales of those shares.

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

Item 3. Legal Proceedings

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to Pozen and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2015.  Expert discovery is ongoing and set to close May 21, 2015.  In view of the upcoming retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey.  On November 19, 2014, an amended complaint was filed in which the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca AB received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion. On May 29, 2014, the Court issued an order denying DRL’s Motion.  This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson, now Actavis, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson.  On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023.  Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan.  On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey.  On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity

Our common stock began trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “POZN” on October 11, 2000. As of February 24, 2015, we estimate that we had approximately 71 stockholders of record and approximately 9,067 beneficial holders of the common stock.

The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
2014 Fiscal Year	High	Low
First Quarter	$8.99	$7.37
Second Quarter	$9.73	$7.56
Third Quarter	$9.59	$5.96
Fourth Quarter	$9.71	$7.07

	Price Range
2013 Fiscal Year	High	Low
First Quarter	$6.49	$5.02
Second Quarter	$5.56	$4.26
Third Quarter	$5.99	$4.92
Fourth Quarter	$9.90	$5.35

On February 24, 2015, the closing price for our common stock as reported by the NASDAQ Global Market was $7.23. In November 2013, we declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was expected to be treated as a return of capital to stockholders. We paid no cash dividends in 2014 or 2012.  Although we have no specific plans to pay cash dividends, we are committed to return as much cash to our stockholders as is prudent.

Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	2,709,162	$7.49	2,474,430
Equity compensation plans not approved by security holders	—	—	—
Total	2,709,162	$7.49	2,474,130

(1)	Excludes 1,108,758 restricted stock units issued under our Equity Compensation Plans, as amended and restated.

Stock Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on POZEN Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2009 to 12/31/2014.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14

POZEN Inc.	100.00	111.20	66.05	83.78	210.07	209.02
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Pharmaceutical	100.00	104.24	117.69	161.80	271.53	349.75
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

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

	For the Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Sale of royalty rights, net of costs	$—	$71,870	$—	$—	$—
Licensing revenue	68,417	15,081	5,349	10,322	32,394
Development revenue	132	—	—	—	—

Total revenue	68,549	86,951	5,349	10,322	32,394
Operating expenses:
Sales, general and administrative	23,755	21,752	19,024	17,161	10,079
Research and development	22,651	23,020	11,867	9,945	5,740

Total operating expenses	46,406	44,772	30,891	27,106	15,819
Interest and other income	929	161	259	76	3,099

Net income (loss) attributable to common stockholders	$23,072	$42,340	$(25,283)	$(16,708)	$19,675

Basic net income (loss) per common share	$0.77	$1.41	$(0.84)	$(0.55)	$0.63

Shares used in computing basic net income (loss) per common share	29,880	29,925	30,092	30,450	31,360

Diluted net income per common share	$0.76	$1.40	$(0.84)	$(0.55)	$0.60

Shares used in computing diluted net income per common share	30,246	30,296	30,092	30,450	32,811

	December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,091	$119,620	$87,314	$32,828	$40,582
Total assets	69,698	121,553	89,597	35,334	50,454
Total liabilities	9,070	16,055	5,519	17,546	3,713
Accumulated deficit	(116,927)	(74,588)	(99,871)	(116,579)	(96,904)
Total stockholders’ equity	60,628	105,498	84,077	17,789	46,741

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

We hire experts with strong project management skills in the specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allows us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013 we entered into an exclusive license agreement with Sanofi US, for the commercialization of PA8140 and PA32540, now known as YOSPRALA™ 81/40 AND 325/40 (aspirin/omeprazole delayed release tablets). Under the terms of the agreement, Sanofi US will have exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved.  There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA.  The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrants will be registered by Pernix with the Securities and Exchange Commission and the warrant is exercisable from August 20, 2014, the closing date of the Divestiture, until February 28, 2018. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. The warrant is valued using the Black-Scholes valuation model.  Under the terms of the warrant, the Company may elect to receive the number of shares equal to the value of the Pernix shares less $4.28 divided by the fair market value of one share.  At December 31, 2014, this would have been 272,098 shares valued at $2.6 million. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of December 31, 2014, our accumulated deficit was approximately $96.9 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 64% of our total operating expenses. For the fiscal year ended December 31, 2014, our research and development expenses represented approximately 36% of our total operating expenses.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our product candidates, develop other product candidates, conduct pre-commercialization activities, and acquire and/or develop product portfolios in other therapeutic areas. Our results may vary depending on many factors, including:

•	The progress of our PA product candidates and our other product candidates in the clinical and regulatory process;
•	The ability of Horizon and AstraZeneca to successfully commercialize VIMOVO in the United States and outside the United States, respectively, and our ability to successfully commercialize our PA product candidates in the United States;

•	The establishment of new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;
•	Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;
•	Our ability to commercialize our products with commercial partners in a highly regulated and extremely competitive marketplace; and
•	The possible acquisition and/or in-licensing, and development of our therapeutic product candidates.

We do not currently have internal commercialization or manufacturing capabilities. We have entered into collaborations and may continue to enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to commercialize and manufacture our product candidates once approved. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. To that end, our chief commercial officer evaluated the commercial opportunities for these product candidates and developed a worldwide commercial strategy, which enabled us to conduct pre-commercialization activities prior to licensing these products to commercial partners. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $3.3 million for the fiscal year ended December 31, 2014, $6.6 million for the fiscal year ended December 31, 2013, and $7.5 million for the fiscal year ended December 31, 2012. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.3 million for the fiscal year ended December 31, 2014, $3.1 million for the fiscal year ended December 31, 2013, and $3.9 million for the fiscal year ended December 31, 2012. Total compensation included $0.3 million, $0.8 million, and $0.5 million charge for non-cash compensation for stock option expense for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively. Other research and development department costs were $0.1 million, $0.2 million, and $0.5 million for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

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

Since inception we have incurred total direct development costs of $26.5 million associated with the development of our MT 400 and Treximet programs. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

On November 23, 2011, we entered into the Purchase Agreement with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

On March 21, 2011, we entered into a license agreement with Cilag GmbH International, or Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. In December 2014, we received an executed, mutual termination letter from Cilag which was executed by both parties as of December 22, 2014.  In accordance with the terms of the termination letter the agreement terminated on January 21, 2015. There was no dispute between the parties regarding the license agreement. At our request, for a period of two years after termination, Cilag has agreed to negotiate in good faith commercially reasonable terms of a supply agreement whereby Cilag would supply us or our licensees, with MT400 for a period equal to the shorter of (i) two (2) years; or (ii) until we establish an alternative supplier.  We recognized approximately $257,300 in licensing revenue in the fourth quarter of as a result of this termination.

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

PN/VIMOVO Program. Under our PN program, we completed formulation development and clinical studies for several combinations of a PPI and a NSAID in a single tablet intended to provide effective management of pain and inflammation associated with chronic conditions such as osteoarthritis, and intended to have fewer gastrointestinal complications compared to a NSAID taken alone in patients at risk for developing NSAID associated gastric ulcers. We entered into an exclusive, worldwide (except for Japan) collaboration agreement with AstraZeneca on August 1, 2006 and which was amended in September 2007 and October 2008 relating to the development and commercialization of our PN products. Our agreement with AstraZeneca covered the development and commercialization of proprietary fixed dose combinations of the PPI esomeprazole magnesium with the NSAID naproxen in a single tablet. The initial product developed under the agreement, VIMOVO (formerly PN 400), was approved by the FDA on April 30, 2010 for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

Since inception we have incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program. As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.  On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA.  The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form.  In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.  We continue to assist the FDA compliance division with their review.  FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA.  The FDA granted the Type A meeting, which was held in late January 2015.  At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks.  The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies.  They are evaluating what additional corrective actions may be required to address the matters raised in the warning letter.  We will continue to provide assistance to our active ingredient supplier in taking corrective actions to address the inspectional observations at its facility.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We have refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage and then seek strong commercial partners to maximize the potential of these product candidates. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Even though the License and Collaboration Agreement was terminated on November 29, 2014, we believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future.

We have incurred direct development costs associated with the development of our PA program of $3.2 million during the fiscal year ended December 31, 2014. Since inception we incurred total direct development cost of $74.7 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Revenue Recognition

Revenue for the fiscal years ended December 31, 2014, 2013, and 2012 consisted of the following:

	For the year ended December 31,
	2014	2013	2012
Royalty revenue	21,136,932	6,322,000	4,849,000
Other licensing revenue	11,257,300	4,000,000	500,000
Total licensing revenue	$32,394,232	$10,322,000	$5,349,000

With regard to royalty revenues, royalty revenue from VIMOVO (naproxen / esomeprazole magnesium) delayed release tablets is recognized when earned, as will any other future royalty revenues with respect to the manufacture, sale or use of the Company’s products or technology. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners. During the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized $21.1 million, $6.3 million, and $4.8 million for VIMOVO royalty revenue, respectively.

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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $0.3 million at December 31, 2014 and $1.7 million at December 31, 2013. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

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

A part of its acquisition of Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (GSK), Pernix Therapeutics Holdings, Inc. (Pernix) granted POZEN a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28.  The common stock underlying the warrants was registered by Pernix with the Securities and Exchange Commission and is exercisable from August 20, 2014, the closing date of the acquisition, until February 28, 2018.  The warrant is valued at $2,678,773 using Black-Sholes valuation model discounted for the warrant’s lack of marketability and liquidity.

Short-term investments gains consisted of the investment in warrants valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($62,027) at December 31, 2014 and a net December 31, 2014 short-term gain of $2,678,773.

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

	Level 1 - quoted prices in active markets for identical assets and liabilities.


Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

	Level 3 - unobservable inputs that are significant to the overall valuation, for which there is little or no market data available and which require the Company to develop its own assumptions.

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

The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of December 31, 2014, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2014.

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of December 31, 2014:

	Financial Instruments
	Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$40,582,415	$—	$—	$40,582,415
Investment in warrants	—	2,678,773	—	2,678,773
Total cash and investments in warrants	$40,582,415	$2,678,773	$—	$43,261,188

Income Taxes

We estimated an annual effective tax rate of 0% for the year ended December 31, 2014, and our effective tax rate was 0% for the fiscal year ended December 31, 2014. However, the actual effective rate may vary in the future depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the fiscal year ended December 31, 2014 and 2013, there were no such interest and penalties.

Historical Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

Net income (loss) per share: Net income attributable to common stockholders for the fiscal year ended December 31, 2014 was $19.7 million, or $0.60 per share, on a diluted basis, as compared to a net loss of $(16.7) million, or $(0.55) per share, on a diluted basis, for the fiscal year ended December 31, 2013. The net income for the fiscal year ended December 31, 2014 included a $(1.9) million, or $(0.06) per share charge for non-cash stock-based compensation expense as compared to $(4.0) million, or $(0.13) per share for the same period of 2013.

Revenue: We recognized total revenue of $32.4 million for the fiscal year ended December 31, 2014 as compared to total revenue of $10.3 million for the fiscal year ended December 31, 2013. The increase in revenue was primarily due to an increase of $7.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US and the increase of $14.8 million in VIMOVO royalty. Revenue for the fiscal year ended December 31, 2014 consisted of $21.1 million of royalty revenue and $11.3 million of other licensing revenue compared to $6.3 million of royalty revenue and $4.0 million of other licensing revenue for 2013.

Research and development: Research and development expenses decreased by $4.2 million to $5.7 million for the fiscal year ended December 31, 2014, as compared to the same period of 2013. The decrease was due primarily to a decrease in direct development costs for our PA program including a $1.9 million FDA filing fee and departmental costs, as compared to the same period of 2013. Direct development costs for the PA program decreased by $3.3 million to $3.2 million, primarily due to the completion of the clinical trial activities and other product development activities during the fiscal year ended December 31, 2013. Other direct departmental costs and departmental expenses decreased by $0.9 million primarily due to decreased personnel costs, as compared to the same period of 2013. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses decreased by $7.1 million to $10.1 million for the fiscal year ended December 31, 2014, as compared to the same period of 2013. The decrease was due primarily to lower legal costs due to partial reimbursement by Horizon, decreased personnel costs, and lower market research and medical affairs costs as compared to the same period of 2013. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income: Interest and bond amortization income was $43,100 and $138,900 for the fiscal years ended December 31, 2014 and 2013, respectively. Other income also included short-term investments gains consisting of the investment in warrants with an initial valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($62,027) at December 31, 2014 and a net of $377,269 related to the disgorgement of short-swing profits arising from trades by a POZEN shareholder under Section 16(b) of the Securities and Exchange Act of 1934.

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

Income Taxes

At December 31, 2014 and 2013, the Company had federal net operating loss carryforwards of approximately $53 million and $66.8 million respectively, state net economic loss carryforwards of approximately $78 million and $82.9 million respectively, and research and development credit carryforwards of approximately $14 million and $14 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2028 and 2015, respectively, and the research and development credit carryforwards begin to expire in 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards, based on the Company's assessment regarding the realizability of these deferred tax assets in future periods. Of the total decrease in valuation allowance of $7.3 million, a decrease of $7.3 million was allocable to current operating activities.  The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. The recognized tax benefit related to net operating loss carryforwards was approximately $4.8M, $0, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

At December 31, 2014, cash, cash equivalents and investments in warrants totaled $43.3 million, an increase of $10.4 million compared to December 31, 2013. The $10.4 million increase in cash and investments resulted from $17.7 million in operating expenses, offset by the receipt of approximately $17.2 million in VIMOVO royalty payments, $8.2 million from equity exercises and $2.7 million investment in Pernix warrants. Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

We received $17.2 million in operating cash during the fiscal year ended December 31, 2014 pursuant to the terms of our collaboration agreements with AstraZeneca, Sanofi US and Horizon. In addition, our balance sheet included a $5.6 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $0.4 million and cash used in operating activities totaled $0.9 million for the fiscal years ended December 31, 2014 and December 31, 2013, respectively. Net cash used in investing activities totaled less than $0.1 million during the fiscal year ended December 31, 2014 and net cash provided by investing activities during the year ended December 31, 2013 totaled $18.8 million reflecting investing activities associated with the purchase and sale of short-term investments. Net cash provided by financing activities during the fiscal year ended December 31, 2014 totaled $7.4 million and net cash used in financing activities totaled $53.5 million for the fiscl year ended December 31, 2013. Cash required for our operating activities during 2015 is projected to decrease from our 2014 requirements as a result of decreased development activities but may increase if we elect to undertake increased pre-commercialization activities. During the fiscal years ended December 31, 2014 and December 31, 2013 we recorded non-cash stock-based compensation expense of $1.9 million and $4.0 million, respectively, associated with the grant of stock options and restricted stock units.

As of December 31, 2014, we had $40.6 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2015 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We believe we have retained sufficient cash to fund our expected activities for the next several years.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We consider our current royalty stream as cash assets that could be monetized to accelerate the expected cash flow. We also could sell shares of common stock in the future to fund additional development or pre-commercialization activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, andare seeking effectiveness of, a shelf registration statement on Form S-3 under which we may offer up to 8,500,000 shares of our common stock for sale in one or more public offerings. These shares will not be registered until this registration statement is declared effective by the SEC. John R. Plachetka, selling stockholder named in the prospectus for the registration statement, may offer up to an aggregate of 500,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholder. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2014, and the expected timing of maturities of those contractual obligations. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017-after
	($ in thousands)
Operating leases[1]	$375	$375	$—	$—
Product development agreements[2]	1,796	1,668	128	—
Total contractual obligations	$2,171	$2,043	$128	$—

[1]	These commitments are associated with operating leases. Payments due reflect fixed rent expense.
[2]	Amounts represent open purchase orders for ongoing pharmaceutical development activities for our product candidates as of December 31, 2014. These agreements may be terminated by us at any time without incurring a termination fee.

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the first quarter of 2017 with Full retrospective and modified retrospective application provided. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Officers and Key Employees” contained in Part I, Item 1of this Annual Report on Form 10-K.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Principal Stockholders,” “Stock Ownership of Directors, Nominees for Director, and Executive Officers” and “Compensation for Executive Officers and Directors” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance Matters,” “Compensation for Executive Officers and Directors, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 10, 2015, which we intend to file within 120 days of the end of our fiscal year.

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

Exhibit No.	Description

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

10.31	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.32	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011).†

10.33
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.34
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

10.35
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.36
First Amendment to Manufacturing Services Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.37
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

10.39
Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.40
License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.41
Letter Agreement among POZEN Inc., AstraZeneca AB and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.42
Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013 (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.43
Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013 (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.44
Amended and Restated Collaboration and License Agreement for outside of the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.45
Letter Agreement, dated as of May 13, 2014, by and among POZEN Inc., CPPIB Credit Investments, Inc. Pernix Therapeutics Holdings, Inc. and Glaxo Group Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.46
First Amendment to Product Development and Commercialization Agreement, dated as of May 13, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.47
Second Amendment to Product Development and Commercialization Agreement dated as of July 30, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

Exhibit No.	Description

10.48	Termination Agreement, dated as of November 29, 2014, by and between POZEN Inc. and sanofi-aventis U.S. LLC.**

10.49	Termination Agreement, dated as of January 7, 2015, by and between POZEN Inc. and Cilag GmbH International (“Cilag”), a division of Johnson & Johnson.**

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2014 and December 31, 2013, (iii) Statements and operations for the year ended December 31, 2014 and December 31, 2013, (iii) Statements and Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (iv) Notes to the Financial Statements.

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

Registrant:

POZEN Inc.

Date:	March 11, 2015	By:	/s/ John R. Plachetka
John R. Plachetka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Plachetka	Chairman of the Board, President	March 11, 2015
John R. Plachetka	and Chief Executive Officer
(Principal Executive Officer)

/s/ William L. Hodges	Senior Vice President, Finance and	March 11, 2015
William L. Hodges	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ John E. Barnhardt	Vice President, Finance and	March 11, 2015
John E. Barnhardt	Administration (Principal
Accounting Officer)

/s/ Neal F. Fowler	Director	March 11, 2015
Neal F. Fowler

/s/ Arthur S. Kirsch	Director	March 11, 2015
Arthur S. Kirsch

/s/ Kenneth B. Lee, Jr.	Director	March 11, 2015
Kenneth B. Lee Jr.

/s/ Seth A. Rudnick	Director	March 11, 2015
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ John R. Plachetka	/s/ William L. Hodges
Chairman, Chief Executive Officer	Chief Financial Officer

March 11, 2015	March 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN Inc.

We have audited the accompanying balance sheets of POZEN Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POZEN Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), POZEN Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Raleigh, North Carolina
March 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of POZEN, Inc.

We have audited POZEN Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). POZEN Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, POZEN Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of POZEN Inc. as of December 31, 2014 and 2013 and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina March 11, 2015

POZEN Inc.

Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$40,582,415	$32,827,732
Investments in warrants	2,678,773	―
Accounts receivable	5,629,209	1,673,000
Prepaid expenses and other current assets	583,061	794,665

Total current assets	49,473,458	35,295,397
Property and equipment, net of accumulated depreciation	27,382	38,979
Noncurrent deferred tax asset	952,900	―
Total assets	$50,453,740	$35,334,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$606,948	$1,500,671
Accrued compensation	1,899,456	3,132,468
Accrued expenses	253,624	1,655,212
Deferred revenue	―	11,257,300
Current deferred tax liability	952,900	―

Total current liabilities	3,712,928	17,545,651

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 32,221,397 and 30,677,437 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	32,221	30,677
Additional paid-in capital	143,613,024	134,337,213
Accumulated deficit	(96,904,433)	(116,579,165)

Total stockholders’ equity	46,740,812	17,788,725

Total liabilities and stockholders’ equity	$50,453,740	$35,334,376

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2014	2013	2012
Royalty and licensing revenue:	$32,394,232	$10,322,000	$5,349,000
Operating expenses:
Sales, general and administrative	10,078,771	17,160,810	19,024,164
Research and development	5,739,848	9,945,049	11,866,554
Total operating expenses	15,818,619	27,105,859	30,890,718
Interest and other income	3,099,119	75,560	258,697
Net income (loss) attributable to common stockholders	19,674,732	(16,708,299)	(25,283,021)

Change in unrealized gains/(loss) on marketable Securities	―	3,253	14,388
Comprehensive income (loss)	$19,674,732	$(16,705,046)	$(25,268,633)
Basic net income (loss) per common share	$0.63	$(0.55)	$(0.84)
Shares used in computing basic net income (loss) per common share	31,359,867	30,449,721	30,091,985
Diluted net income (loss) per common share	$0.60	$(0.55)	$(0.84)
Shares used in computing diluted net income (loss) per common share	32,810,587	30,449,721	30,091,985

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	$29,975	$180,073,755	$17,641	$(74,587,845)	$105,498,244
Exercise of common stock options	253	1,306,106	-	-	1,306,359
Payments related to net settlement of stock awards	-	(188,528)	-	-	(188,528)
Issuance of common stock upon vesting of restricted stock	94	(94)	-	-	-
Stock-based compensation	-	2,729,920	-	-	2,729,920
Net income	-	-	-	25,283,021	(25,283,021)
Other comprehensive income	-	-	14, 388	-	14,388
Balance at December 31, 2012	30,322	183,921,159	(3,253)	(99,870,866)	84,077,362
Exercise of common stock options	151	661,823	-	-	661,974
Payments related to net settlement of stock awards	-	(522,439)	-	-	(522,439)
Issuance of common stock upon vesting of restricted stock	204	(204)	-	-	-
Distribution to shareholders	-	(53,685,512)	-	-	(53,685,512)
Stock-based compensation	-	3,962,386	-	-	3,962,386
Net loss	-	-	-	(16,708,299)	(16,708,299)
Other comprehensive income	-	-	3,253	-	3,253
Balance at December 31, 2013	30,677	134,337,213		(116,579,165)	17,788,725
Exercise of common stock options	1,484	7,587,445	-	-	7,588,929
Payments related to net settlement of stock awards	-	(192,536)	-	-	(192,536)
Issuance of common stock upon vesting of restricted stock	60	(60)	-	-	-
Stock-based compensation	-	1,880,962	-	-	1,880,962
Net income	-	-	-	(19,674,732)	(19,674,732)
Balance at December 31, 2014	$32,221	$143,613,024	-	$(96,904,433)	$46,740,812

See accompanying Notes to Financial Statements.

POZEN Inc.

Statements of Cash Flows

	Year ended December 31,
Operating Activities	2014	2013	2012
Net income (loss)	$19,674,732	$(16,708,299)	$(25,283,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18,933	29,413	45,251
Loss on disposal of fixed assets	―	5,205	1,535
Bond amortization income	―	63,389	1,520,071
Gain on investments in warrants	(2,678,773)	―	―
Noncash compensation expense	1,880,962	3,962,386	2,729,920
Changes in operating assets and liabilities:
Accounts receivable	(3,956,209)	(321,000)	(222,000)
Prepaid expenses and other current assets	211,604	63,758	(158,097)
Accounts payable and other accrued expenses	(3,528,323)	1,026,201	(4,782,946)
Deferred revenue	(11,257,300)	11,000,000	—
Net cash provided by (used in) operating activities	365,626	(878,947)	(26,149,287)

Investing activities
Purchase of equipment	(7,336)	(1,652)	(15,821)
Purchase of investments	―	―	(35,922,138)
Sale and maturities of investments	―	18,838,000	24,395,000
Net cash (used in) provided by investing activities	(7,336)	18,836,348	(11,542,959)
Financing activities
Proceeds from issuance of common stock	7,588,929	661,974	1,306,359
Distribution to shareholders	―	(53,685,512)	—
Payments related to net settlement of stock-based awards	(192,536)	(522,439)	(188,528)
Net cash provided by (used in) financing activities	7,396,393	(53,545,977)	1,117,831
Net increase (decrease) in cash and cash equivalents	7,754,683	(35,588,576)	(36,574,415)
Cash and cash equivalents at beginning of year	32,827,732	68,416,308	104,990,723
Cash and cash equivalents at end of year	$40,582,415	$32,827,732	$68,416,308

See accompanying Notes to Financial Statements.

POZEN Inc.

Notes to Financial Statements

1.	Significant Accounting Policies

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

We decided to retain ownership of our PA product candidates which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi US, for the commercialization of POZEN’s proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, now known as YOSPRALA 81/40 and 325/40 (“PA” or “YOSPRALA”), including PA8140 and PA32540. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

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

Revenue Recognition

Revenue for the fiscal years ended December 31, 2014, 2013 and 2012 consisted of the following royalty revenue and other licensing revenue:

	For the year ended December 31,
	2014	2013	2012
Royalty Revenue	$21,136,932	$6,322,000	$4,849,000
Other licensing revenue	11,257,300	4,000,000	500,000
Total licensing revenue	$32,394,232	$10,322,000	$5,349,000

With regard to royalty revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012 the Company recognized $21.1 million, $6.3 million, and $4.8 million, respectively, for VIMOVO royalty revenue.

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

In September 2013, the Company announced the signing of an exclusive license agreement its PA products, including, PA8140 and PA32540, in the United States. to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The Company received an upfront payment of $15.0 million which is included within the license revenue in the accompanying statements of comprehensive income (loss).  The revenue for the fiscal years ended December 31, 2014 and December 31, 2013 was $11.0 million and $4.0 million, respectively.

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300 was deferred until the licensing agreement’s termination and is included in other licensing revenue for the fiscal year ended December 31, 2014.

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

The warrant also provides for cashless exercise whereby the holder may elect to receive the number of shares of Pernix common stock equal to the number of shares being exercised multiplied by the fair market value of one share of Pernix common stock, less $4.28 (the exercise price) divided by the fair market value of one share of Pernix common stock. Assuming a cashless exercise at December 31, 2014, this would have resulted in 272,098 shares of Pernix common stock valued at $2.6 million. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. In November 2014 Pernix submitted a filing to register the underlying shares with the Securities and Exchange Commission but as of December 31, 2014 this had not been completed and, therefore, upon exercise of the warrant the Company is restricted from transferring or selling these shares until such time as such filing is declared effective or an exemption from registration is otherwise met.

The following table sets forth our financial instruments carried at fair value as of December 31, 2014 and December 31, 2013:

	Financial Instruments
	Carried at Fair Value
	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$40,582,415	$32,827,732
Investments in Pernix warrants	2,678,773	—
Total cash and investments	$43,261,188	$32,827,732

Fair Value Measurements

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying values of these amounts, other than the investment in warrants, approximate the fair value due to their short-term nature.

A part of its acquisition of Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (GSK), Pernix Therapeutics Holdings, Inc. (Pernix) granted POZEN a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28.  The common stock underlying the warrants was registered by Pernix with the Securities and Exchange Commission and is exercisable from August 20, 2014, the closing date of the acquisition, until February 28, 2018.  The warrant is valued at $2,678,773 using Black-Sholes valuation model discounted for the warrant’s lack of marketability and liquidity.

Short-term investments gains consisted of the investment in warrants valuation of $2,740,800 on August 20, 2014, with a mark to market adjustment of ($62,027) at December 31, 2014 and a net December 31, 2014 short-term gain of $2,678,773.

The Company defines fair value (“FV”) as the price that would be received to sell an asset or paid to transfer a liability ("the exit price") in an orderly transaction between market participants at the measurement date. The FV hierarchy for inputs maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company uses the following hierarchy of inputs to measure FV:

	Level 1 - quoted prices in active markets for identical assets and liabilities.

	Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, including quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

	Level 3 - unobservable inputs that are significant to the overall valuation, for which there is little or no market data available and which require the Company to develop its own assumptions.

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

The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of December 31, 2014, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at December 31, 2014.

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy and using the lowest level of input as of December 31, 2014:

	Financial Instruments
	Carried at Fair Value
	Quoted prices in active Markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$40,582,415	$—	$—	$40,582,415
Investment in warrants	—	2,678,773	—	2,678,773
Total cash and investments	$40,582,415	$2,678,773	$—	$43,261,188

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

Equipment

Equipment consists primarily of computer hardware and software and furniture and fixtures and is recorded at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets ranging from five to seven years. Accumulated depreciation at December 31, 2014 and 2013 totaled $0.7 million.

Research and Development Costs, Including Clinical Trial Expenses

Research and development costs are charged to operations as incurred. The Company has included in research and development expenses the personnel costs associated with research and development activities and costs associated with pharmaceutical development, clinical trials, toxicology activities, and regulatory matters.

Interest and Other Income

Interest and bond amortization income was $43,100 and $138,900 for the fiscal years ended December 31, 2014 and 2013, respectively. Other income also included short-term investments gains consisting of the investment in warrants with an initial valuation of $2,740, 800 on August 20, 2014, with a mark to market adjustment of ($62,027) at December 31, 2014 and a net of $377,269 related to the disgorgement of short-swing profits arising from trades by a POZEN shareholder under Section 16(b) of the Securities and Exchange Act of 1934.

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

Net Income (Loss) Per Share

Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the fiscal year ended December 31, 2014 and 2013. During the fiscal years ended December 31, 2014 and 2013, the Company had potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included, if the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Years ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	31,359,867	30,449,721	30,091,985
Effect of dilutive employee and director awards	1,450,720	—	—
Diluted weighted-average shares outstanding and assumed conversions	32,810,587	30,449,721	30,091,985

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

Contingencies

We, AstraZeneca and Horizon are engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey which is described on page [17] of this Form 10-K.

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to Pozen and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2015.  Expert discovery is ongoing and set to close May 21, 2015.  In view of the upcoming retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey.  On November 19, 2014, an amended complaint was filed in which the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On September 19, 2011, we and AstraZeneca AB received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca AB received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Pozen and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, DRL filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, DRL filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying DRL's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to DRL’s Motion. On May 29, 2014, the Court issued an order denying DRL’s Motion.  This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson, now Actavis, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson.  On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, POZEN and AstraZeneca AB received a Paragraph IV Notice Letter from Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023.  Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan.  On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey.  On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against DRL, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent.  On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against DRL, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. DRL, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $17.5 million in legal fees through the fiscal year ended December 31, 2014. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the first quarter of 2017 with either full retrospective or modified retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

On December 31, 2014 we accrued $5.6 million of VIMOVO royalty revenue, $4.3 million related to U.S. sales and $1.3 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

sanof-aventis U.S. LLC

On September 3, 2013, we entered into an exclusive license and collaboration agreement with Sanofi US for .the commercialization of products containing a combination of immediate release omeprazole and 325 mg or less of delayed release aspirin, including PA32540 and PA8140 in the United States. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us.  The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi US relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products.

Cilag GmbH International (Cilag)

On March 21, 2011, we entered into a license agreement with Cilag, a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. In December 2014 we received an executed mutual termination from Cilag. There was no dispute between the parties regarding the license agreement and, at our request, for a period of two years after termination, Cilag has agreed to negotiate in good faith commercially reasonable terms of a supply agreement whereby Cilag would supply us or our licensees, with MT400 for a period equal to the shorter of (i) two (2) years; or (ii) until we establish an alternative supplier.  We recognized approximately $257,300 in licensing revenue in the fourth quarter of as a result of this termination that had previously been recorded as deferred revenue.

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

Shares Reserved for Future Issuance

In January 2005, the Company approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated January 12, 2005 with StockTrans, Inc., as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.001 par value per share, to stockholders of record at the close of business on January 28, 2005. Generally, the Rights only are triggered and become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing POZEN’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, the shareholders and the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors determines that the proposed acquisition is in the best interest of the shareholders. In connection with the Plan, the Company designated 90,000 shares of its authorized Preferred Stock as Series A Junior Participating Preferred Stock. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $80.00 for each one one-thousandth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person (as defined in the Rights Plan), whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. The Rights can be terminated by POZEN’s Board of Directors and are subject to optional redemption by the Company at $0.001 per Right. The Rights Plan has a 10-year term and contains provisions requiring a periodic review and evaluation by the Board of Directors

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of an extraordinary dividend or distribution, the Company’s 2010 Stock Option Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. In addition, the 2010 Stock Option Plan provides for an adjustment to the number of common shares available for grant under the stock option plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, the number of common shares available for grant was adjusted by 416,971 shares and that increase is reflected in the table below.

At December 31, 2014, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,474,430
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	3,817,920
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	6,382,350

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2014	2013
Research and development costs	$55,227	$1,025,995
Other	198,397	629,217

	$253,624	$1,655,212

5.	Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2014, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

($ in thousands)	2014	2013
Current
Deferred income tax assets
Other current assets	$662	$1,080
Less valuation allowance	(647)	(1,080)
Total net deferred income tax assets, current	$15	$-

Deferred income tax liabilities
Investment in warrants	(968)	-
Total net deferred income taxes, current	$(953)	$-
Non-current
Deferred income tax assets (liabilities)
Tax loss carryforwards	$20,840	$25,909
Research and development credits	13,987	13,992
Equity compensation and other	6,683	7,549
Total gross deferred income taxes, non-current	41,510	47,450
Less valuation allowance	(40,557)	(47,450)
Total net deferred income taxes, non-current	$953	$-

Total net deferred income taxes	$-	$-

At December 31, 2014 and 2013, the Company had federal net operating loss carryforwards of approximately $53 million and $66.8 million respectively, state net economic loss carryforwards of approximately $78 million and $82.9 million respectively, and research and development credit carryforwards of approximately $14 million and $14 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2028 and 2015, respectively, and the research and development credit carryforwards begin to expire in 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards, based on the Company's assessment regarding the realizability of these deferred tax assets in future periods. Of the total decrease in valuation allowance of $7.3 million, a decrease of $7.3 million was allocable to current operating activities.  The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. The recognized tax benefit related to net operating loss carryforwards was approximately $4.8M, $0, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013. As a result, the Company adjusted its deferred tax assets in 2013 for both the 2013 and 2012 research and development credits, which resulted in an increase to the deferred tax assets and a corresponding increase to the valuation allowance of $0.02 million and $0.11 million, respectively.

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $0.03 million.

The actual income tax benefit (expense) for the years ended December 31, 2014, 2013 and 2012, differed from the amounts computed by applying the U.S. federal tax rate of 35%  to income (loss) before taxes as a result of the following:

($ in thousands)
	2014	2013	2012
(Loss) income before income tax	$19,675	$(16,708)	$(25,283)
Federal tax rate	35%	35%	35%
Federal income tax provision at statutory rate	6,886	(5,848)	(8,849)
State tax provision	224	(215)	(343)
	7,110	(6,063)	(9,192)
Decrease (increase) in income tax benefit resulting from:
Research and development credits	4	66	—
Non-deductible expenses and other	177	302	409
Change in state tax rate	35	966	—
Change in valuation allowance	(7,326)	4,729	8,783

Income tax expense	$—	$—	$—

The Company had gross unrecognized tax benefits of approximately $0.5 million as of January 1, 2014. As of December 31, 2014, the total gross unrecognized tax benefits were approximately $0.5 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. The Company has not recorded any interest or penalty since adoption of FASB ASC 740-10.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the Internal Revenue Service (IRS) if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Rollforward of gross unrecognized tax positions:

($ in thousands)
Gross tax liability at January 1, 2014	$538

Additions/Decreases for tax positions of prior years	(1)
Additions/Decreases for tax positions of the current year	—

Gross tax liability at December 31, 2014	$537

6.	Equity Compensation Plans

In 1996, the Company established a Stock Option Plan (the “Option Plan”) and authorized the issuance of options to attract and retain quality employees and to allow such employees to participate in the growth of the Company. In June 2000, the stockholders approved the POZEN Inc. 2000 Equity Compensation Plan (the “2000 Plan”) and the 2000 Plan became effective upon the completion of the Company’s initial public offering in October 2000, after which time no further grants were made under the Option Plan. In May 2004, the stockholders approved an amendment to and restatement of the 2000 Plan. The amendment to the 2000 Plan provided for an increase in the number of shares of common stock authorized for issuance under the 2000 Plan from 3,000,000 to 5,500,000 shares. In June 2007, the stockholders approved the amendment and restatement of the 2000 Plan to, among other things, increase the number of shares authorized for issuance under the 2000 Plan to 6,500,000 shares and continue the various performance criteria for use in establishing specific vesting targets for certain awards. In June 2010, stockholders approved the POZEN Inc. 2010 Equity Compensation Plan, (“the 2010 Plan”), a successor incentive compensation plan to the 2000 Plan which was merged with and into the 2010 Plan and all grants outstanding under the 2000 Plan were issued or transferred under the 2010 Plan.

The 2010 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards, and other stock-based awards, such as restricted stock units and stock appreciation rights (“SARs”), to employees, non-employee directors, and consultants and advisors who perform services for us and our subsidiaries. The 2010 Plan authorizes up to 7,452,327 shares of common stock for issuance, which includes 2,000,000 shares of our common stock which were in excess of the number of shares previously reserved under the 2000 Plan. The maximum number of shares for which any individual may receive grants in any calendar year is 1,000,000 shares. The Compensation Committee of the Board of Directors, which administers the 2010 Plan, will determine the terms and conditions of options, including when they become exercisable. Neither our Board nor the Committee can amend the 2010 Plan or options previously granted under the Plan to permit a repricing of options or SARs, without prior stockholder approval. If options granted under the 2010 Plan expire or are terminated for any reason without being exercised, or if stock awards, performance units, or other stock-based awards are forfeited or otherwise terminate, the shares of common stock underlying the grants will again be available for awards granted under the 2010 Plan.

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of a spinoff or the Company’s payment of an extraordinary dividend or distribution, the 2010 Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Consequently, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent totaling 987,000 shares was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price, in compliance with Sections 409A and 424 of the Internal Revenue Code.

Our Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2014, 2013 and 2012 include the following stock-based compensation expense:

	Years ended December 31,
	2014	2013	2012
Research and development	$295,631	$765,526	$461,118
Sales, general and administrative	1,585,331	3,196,860	2,268,802
Total expense	$1,880,962	$3,962,386	$2,729,920

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.0 years, was $4.1 million at December 31, 2014.

Time-Based Stock Awards

No new time-based awards were granted during the year ended December 31, 2014. Previously, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model, which used the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted for the years ended December 31, 2013 and 2012 are shown in the following table:

	2013	2012
Expected volatility	63.7%	68.0–72.3%
Expected dividends	0%	0%
Expected terms	6.0 Years	6.0 Years
Risk-free interest rate	1.25%	0.91–1.33%
Weighted average grant date fair value	$5.35	$4.87

For the years ended December 31, 2013 and 2012, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period. For the years ended December 31, 2013 and 2012, the expected term was based upon average historical terms to exercise. The risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used of the years ended December 31, 2013 and 2012 were based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	4,315	$6.82	4.3	$8,553
Granted	―	―
Exercised	(1,479)	5.34
Forfeited or expired	(495)	8.52
Outstanding at December 31, 2014	2,341	7.39	4.1	$4,382
Exercisable at December 31, 2014	1,865	$8.29	3.4	$2,402
Vested or expected to vest at December 31, 2014	2,270	$7.39	4.1	$4,248

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the years ended December 31, 2014, 2013 and 2012 was equal to the market price of the underlying common stock on the grant date. A total of 1,479,000 stock options were exercised during the year ended December 31, 2014 with an intrinsic value of $4.6 million, a total of 138,562 stock options were exercised during the year ended December 31, 2013 with an intrinsic value of $589,000 and a total of 252,398 stock options were exercised during the year ended December 31, 2012 with an intrinsic value of $304,000. The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 were $1.1 million, $0.6 million and $0.4 million, respectively.

A summary of the time-based nonvested awards as of December 31, 2014, and changes during the year ended December 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2013	760	$4.06
Granted	―	―
Forfeited or expired	(7)	3.87
Vested	(276)	4.47
Nonvested outstanding at December 31, 2014	477	$3.85

Restricted Stock and Restricted Stock Units

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $1.0 million, $1.2 million and $1.0 million, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2013	747	$6.22
Granted	450	8.32
Vested and released	(84)	5.32
Forfeited or expired	(4)	5.91
Restricted stock outstanding at December 31, 2014	1,109	$7.14

As of December 31, 2014 there was an aggregate $3.8 million of unrecognized compensation expense related to unvested restricted stock units. There were 627,000 unvested restricted stock units outstanding at December 31, 2014, 523,000 unvested restricted stock units outstanding at December 31, 2013, and 430,000 unvested restricted stock units outstanding at December 31, 2012. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $726,000, $863,000and $920,000, respectively.

Performance-Based Awards

In May 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock with an exercise price of $14.45 per share. In September 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock at an exercise price of $10.82 per share.  The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant.  Twenty-five percent (25%) of the PN incentive program options granted vested in 2009, upon completion of the performance goal and the remaining seventy-five percent (75%) of the options granted vested in 2010 upon the completion of the remaining performance goals. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer in May 2008 under the PN incentive plan, with similar grant and exercise terms. The Company recognized compensation costs for these awards over the expected service period.

In October 2011, pursuant to an incentive program (the “PA32540 incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock. The underlying stock options and RSUs were performance-based and focus on the successful completion of certain value-enhancing events for the Company’s Yosprala product candidate. The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date immediately preceding the date of grant. The underlying stock options and RSUs vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for Yosprala, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of Yosprala (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for Yosprala in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company.

During a pre-submission meeting with respect to its NDA for Yosprala in April 2012, the FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for Yosprala. The Company decided to include data and information relating to a lower dose formulation in its NDA. Generation of additional data with respect to lower dose formulation of Yosprala and incorporation of data into the NDA for Yosprala would delay submission of the NDA from the original planned submission date.

Therefore, in October 2012, the Compensation Committee granted performance-based incentive awards (the “PA8140 incentive program”) both to compensate the employees for the expected loss of value under the PA32540 Incentive Program, as well as to provide additional incentive to employees to complete the value-added activities required for submission and approval of the lower dose product. The Compensation Committee granted an aggregate of 208,740 restricted stock units to various employees of the Company, including 105,000 restricted stock units granted to the Company’s named executive officers. The restricted stock units were performance-based and vest in accordance with the following schedule: (a) one-half (1/2) upon the acceptance by the FDA of the filing of an NDA for a lower dose Yosprala product candidate, and (b) one-half (1/2) upon approval by the FDA of an NDA for a lower dose Yosprala product candidate. In 2012, 132,883 options were forfeited in acknowledgement that certain performance goals would not be met under the PA32540 incentive program.

In April 2014, the Compensation Committee granted an aggregate of 73,000 restricted stock units to various employees of the Company, including 65,000 restricted stock units granted to the Company’s named executive officers. The restricted stock units were performance-based and vest in accordance with the following schedule: (i) 50% upon receipt of the milestone payment by Sanofi US under the License and Collaboration Agreement, dated as of September 3, 2013 (the "Agreement") to be received upon approval by the U.S. Food and Drug Administration of the PA product candidates; and (ii) 50% upon receipt of the milestone payment by Sanofi US upon achievement of commercial readiness (as defined in the Agreement). The entire award was forfeited in 2014 upon the termination of the Sanofi US agreement. In 2014, a total of 177,818 options were forfeited in acknowledgement that certain performance goals would not be met under the PA32540 and PA8140 incentive programs.

During the twelve months ended December 31, 2014, in acknowledgement that certain performance goals would not be met under the PA32540 and PA8140 incentive programs and as a result of the forfeitures and accompanying prior expense reversals, there was a net negative expense of $11,000 recorded related to the achievement of vesting criteria for performance-based awards under the PA32540 and PA8140 incentive programs. As of December 31, 2014, there was $6,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs.

A summary of the performance-based stock awards as of December 31, 2014, and changes during the fiscal year ended December 31, 2014, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2013	540	$6.76
Granted	73	7.89
Exercised	(46)	1.99
Forfeited or expired	(199)	5.77
Performance-based outstanding at December 31, 2014	368	$8.12

The December 31, 2014 amount is expected to be recognized at the time of the grant vesting over the period ending in second quarter 2015. Under the PA32540 and PA8140 incentive programs, there were 139,000 unvested performance-based options outstanding at December 31, 2014. No performance-based awards vested during the twelve months ended December 31, 2014 and December 31, 2012. A total of 231,000 performance-based awards vested during the twelve months ended December 31, 2013. There were 229,000 vested performance-based options outstanding at December 31, 2014. The total value of performance-based awards that vested during the year ended December 31, 2014, 2013 and 2012 was $0.0, $1.0 million and $0, respectively. There were 199,000 awards forfeited during the twelve months ended December 31, 2014, 37,000 awards forfeited during the twelve months ended December 31, 2013, and 204,123 awards forfeited during the year ended December 31, 2012. A total of 46,000 performance-based awards were exercised during the year ended December 31, 2014, 162,000 performance-based awards were exercised during the year ended December 31, 2013 and no performance-based awards were exercised during the years ended December 31, 2012. At December 31, 2014, the performance-based options had an intrinsic value of $1.3 million and a remaining weighted contractual life of 5.2 years.

7.	Leases

The Company leases its office space and certain equipment under cancellable and noncancellable operating lease agreements. Rent expense incurred by the Company was approximately $419,000, $419,000 and $419,000, for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 noncancellable future minimum lease payments for operating leases totaled $0.4 million, all relating to the 2015 lease agreement.

On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $62,600 at December 31, 2014.

8.	Retirement Savings Plan

The Company has adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees who are at least 21 years of age. Based upon management’s discretion, the Company may elect to make contributions to the Plan. During the fiscal years ended December 31, 2014, 2013 and 2012, the Company made contributions of $141,887 and $191,582 and $224,420 respectively, to the Plan.

9.	Summary of Operations by Quarters (Unaudited)

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$7,548,676	$7,419,306	$7,539,741	$9,886,509
Total revenue	7,548,676	7,419,306	7,539,741	9,886,509
Operating expenses	4,651,396	4,426,615	3,628,176	3,112,431
Income before income tax expense	2,904,691	2,999,457	6,752,169	7,018,415
Income tax expense	—	—	—	—
Net income attributable to common stockholders	$2,904,691	$2,999,457	$6,752,169	$7,018,415

Basic net income per common share	$0.09	$0.10	$0.21	$0.22

Diluted net income per common share	$0.09	$0.09	$0.20	$0.21

Shares used in computing basic net income per common share	30,743,966	31,022,557	31,589,192	32,083,752

Shares used in computing diluted net income per common share	32,489,969	32,604,123	32,949,779	33,353,631

Comprehensive income	$2,904,691	$2,999,457	$6,752,169	$7,018,415

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue
Licensed revenue	$1,415,000	$1,651,000	$2,583,000	$4,673,000
Total revenue	1,415,000	1,651,000	2,583,000	4,673,000
Operating expenses	7,217,983	5,654,378	7,364,190	6,869,308
Loss before income tax benefit	(5,777,932)	(3,987,996)	(4,767,193)	(2,175,178)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(5,777,932)	$(3,987,996)	$(4,767,193)	$(2,175,178)

Basic and diluted net loss per common share	$(0.19)	$(0.13)	$(0.16)	$(0.07)

Shares used in computing basic and diluted net loss per common share	30,336,398	30,403,670	30,476,562	30,353,631

Comprehensive Loss	$(5,774,679)	$(3,987,996)	$(4,767,193)	$(2,175,178)

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

10.31	POZEN Inc. 2010 Omnibus Equity Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2010).***

10.32	License Agreement, dated as of March 21, 2012, by and between POZEN Inc. and Cilag GmbH International (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q on March 5, 2011).†

10.33
Purchase and Sale Agreement, dates as November 23, 2011, by and between POZEN Inc. and CPPIB Credit Investments Inc. (filed as Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed March 9. 2012).

10.34
Manufacturing Services Agreement, dates as December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc.†(filed as Exhibit 10.38 to the Registrants Amendment No.1 to the Annual Report on Form 10-K, filed June 29,2012).

10.35
Capital Expenditure and Equipment Agreement, dates as of December 19, 2011, by and between POZEN Inc. and Patheon Pharmaceuticals, Inc. (filed is Exhibit 10.39 to the Registrants Amendment No.11 to Annual Report on Form 10-K, filed June 29,2012).

10.36
First Amendment to Manufacturing Services Agreement, between Patheon Pharmaceuticals Inc., and POZEN Inc., dated as of July 10, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

Exhibit No.	Description

10.37
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

10.39
Amendment No. 3 to the Collaboration and License Agreement between POZEN Inc. and AstraZeneca AB, dated as of September 16, 2013 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.40
License and Collaboration Agreement between POZEN Inc. and sanofi-aventis U.S. LLC, dated as of September 3, 2013 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013).†

10.41
Letter Agreement among POZEN Inc., AstraZeneca AB and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.42
Amendment No. 1 to Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and Horizon Pharma U.S.A. Inc. dated as of November 18, 2013 (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.43
Amended and Restated Collaboration and License Agreement for the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013 (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.44
Amended and Restated Collaboration and License Agreement for outside of the United States by and between POZEN Inc. and AstraZeneca AB dated as of November 18, 2013 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2014). †

10.45
Letter Agreement, dated as of May 13, 2014, by and among POZEN Inc., CPPIB Credit Investments, Inc. Pernix Therapeutics Holdings, Inc. and Glaxo Group Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.46
First Amendment to Product Development and Commercialization Agreement, dated as of May 13, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.47
Second Amendment to Product Development and Commercialization Agreement dated as of July 30, 2014, by and between POZEN Inc. and Pernix Therapeutics Holdings, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.48	Termination Agreement, dated as of November 29, 2014, by and between POZEN Inc. and sanofi-aventis U.S. LLC.**

10.49	Termination Agreement, dated as of January 7, 2015, by and between POZEN Inc. and Cilag GmbH International (“Cilag”), a division of Johnson & Johnson.**

21.1	List of subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from POZEN Inc. Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets at December 31, 2014 and December 31, 2013, (iii) Statements and operations for the year ended December 31, 2014 and December 31, 2013, (iii) Statements and Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (iv) Notes to the Financial Statements.

*	Incorporated by reference to the same-numbered exhibit of the Registrant’s Registration Statement on Form S-1, No. 333-35930.
**	Filed herewith.
***	Compensation Related Contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.