Form 10-Q
period 2015-03-31
POZEN INC /NC
filed 2015-05-08
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 was 32,372,057.

POZEN Inc.
FORM 10-Q

For the Three Months Ended March 31, 2015

i

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43,904,945	$40,582,415
Investments in warrants	―	2,678,773
Accounts receivable	4,405,319	5,629,209
Prepaid expenses and other current assets	511,650	583,061

Total current assets	48,821,914	49,473,458
Property and equipment, net of accumulated depreciation	24,963	27,382
Noncurrent deferred tax asset	―	952,900

Total assets	$48,846,877	$50,453,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,164	$606,948
Accrued compensation	510,761	1,899,456
Accrued expenses	829,921	253,624
Current deferred tax liability	―	952,900

Total current liabilities	1,542,846	3,712,928

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 32,322,057 and 32,221,397 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	32,322	32,221
Additional paid-in capital	144,203,500	143,613,024
Accumulated deficit	(96,931,791)	(96,904,433)

Total stockholders’ equity	47,304,031	46,740,812

Total liabilities and stockholders’ equity	$48,846,877	$50,453,740

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Licensing revenue	$4,404,463	$7,548,676

Operating expenses:
Selling, general and administrative	3,262,320	2,823,518
Research and development	983,511	1,827,878

Total operating expenses	4,245,831	4,651,396

Interest and other (loss) income	(185,990)	7,411

(Loss) income before income tax expense	(27,358)	2,904,691
Income tax expense	—	—

Net (loss) income attributable to common stockholders	$(27,358)	$2,904,691

Basic net (loss) income per common share	$0.00	$0.09

Shares used in computing basic net(loss) income per common share	32,259,570	30,743,966

Diluted net (loss) income per common share	$0.00	$0.09

Shares used in computing diluted net (loss) income per common share	32,259,570	32,489,969

Comprehensive (loss) income	$(27,358)	$2,904,691

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities
Net (loss) income	$(27,358)	$2,904,691
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,971	4,955
Loss on sale of warrants	199,373	―
Noncash compensation expense	476,517	756,035
Changes in operating assets and liabilities:
Accounts receivable	1,223,890	(2,875,676)
Prepaid expenses and other current assets	71,411	83,618
Accounts payable and other accrued expenses	(1,217,182)	(3,931,384)
Deferred Revenue	―	(3,000,000)

Net cash provided by (used in) operating activities	731,622	(6,057,761)

Investing activities
Purchase of equipment	(2,552)	―
Proceeds from sale of warrants	2,479,400	―
Net cash provided by investing activities	2,476,848	―

Financing activities
Proceeds from issuance of common stock	285,022	559,962
Payments related to net settlement of stock-based awards	(170,962)	(186,483)
Net cash provided by financing activities	114,060	373,479

Net increase (decrease) in cash and cash equivalents	3,322,530	(5,684,282)
Cash and cash equivalents at beginning of period	40,582,415	32,827,732

Cash and cash equivalents at end of period	$43,904,945	$27,143,450

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2015 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2014 has been derived from the audited balance sheet as of that date included in the Form 10-K.

2.	Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Index
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

Accrued costs related to product development and operating activities, including clinical trials, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $0.8 million at March 31, 2015 and $0.9 million at March 31, 2014. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights and, licensing revenues consisting of royalty revenues and other licensing revenues.

With regard to royalty revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the three months ended March 31, 2015 and March 31, 2014 the Company recognized $4.4 million and $4.5 million, respectively, for VIMOVO royalty revenue.

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

In September 2013, the Company announced the signing of an exclusive license agreement its PA products, including, PA8140 and PA32540, in the United States to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On November 29, 2014, we executed a termination agreement with Sanofi US terminating the license. As of the termination date, all licenses granted to Sanofi US were terminated and all rights to the products licensed to Sanofi US under the agreement reverted to us. The Company received an upfront payment of $15.0 million which was included within the license revenue and was completely amortized by the end of the 2014 fiscal year. The revenue for the three months ended March 31, 2014 was $3.0 million.

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300 was deferred until the licensing agreement’s termination and was included in other licensing revenue for the fiscal year ended December 31, 2014.

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

Index
The Company invests in high-credit quality investments in accordance with its investment policy, which attempts to minimize the possibility of loss. However, cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. Cash is also held in insured bank deposits through a cash management program that offers a bank network ensuring full FDIC insurance on all deposits. Approximately 87% of the Company’s cash and cash equivalents are held in fully insured bank deposits and approximately 13% by money market mutual fund managers.

In connection with its acquisition of all rights, title and interest to develop, commercialize and sell Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (“GSK”), Pernix Therapeutics Holdings, Inc. (“Pernix”) issued the Company a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28 (the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014). The common stock underlying the warrant will be registered by Pernix with the Securities and Exchange Commission and the warrant is exercisable from August 20, 2014, the closing date of the acquisition, until February 28, 2018.

The warrant was sold in the first quarter of 2015 and the Company received $2,479,400 from the sale.  The Company recognized a loss of $199,373 in the March 31, 2015 financial statements.

The following table sets forth our financial instruments carried at fair value as of March 31, 2015 and December 31, 2014:

	Financial Instruments Carried at Fair Value
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$43,904,945	$40,582,415
Investments in Pernix warrants	―	2,678,773
Total cash and investments	$43,904,945	$43,261,188

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

Index
The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of March 31, 2015, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at March 31, 2015.

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

Our Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014 include the following stock-based compensation expense:

	Three months ended March 31,
	2015	2014
Research and development	$55,104	$141,182
General and administrative	421,413	614,853
Total expense	$476,517	$756,035

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.0 years, was $3.7 million at March 31, 2015.

Stock Plans

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

As a result of a December 31, 2013 cash dividend distribution, a dividend equivalent totaling 987,000 shares was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price, in compliance with Sections 409A and 424 of the Internal Revenue Code.

Time-Based Stock Awards

No new time-based awards were granted during the three months ended March 31, 2015 and March 31, 2014. Previously, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model. Historically, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period, the expected term was based upon average historical terms to exercise and the risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used were also based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	2,341	$7.39	4.1	$4,382
Granted	―	―
Exercised	(65)	4.09
Forfeited or expired	―	―
Outstanding at March 31, 2015	2,277	7.48	3.8	$3,796
Exercisable at March 31, 2015	2,095	$7.79	3.5	$3,098
Vested or expected to vest at March 31, 2015	2,249	$7.48	3.8	$3,751

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. A total of 64,821 stock options were exercised during the three months ended March 31, 2015 with an intrinsic value of $228,000, and a total of 101,315 stock options were exercised during the three months ended March 31, 2014 with an intrinsic value of $284,000.

A summary of the time-based nonvested awards as of March 31, 2015, and changes during the three months ended March 31, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at March 31, 2014	477	$3.85
Granted	―	―
Forfeited or expired	―	―
Vested	(296)	4.47

Nonvested outstanding at March 31, 2015	181	$3.87

Index
Restricted Stock and Restricted Stock Units

For the quarters ended March 31, 2015 and 2014, the Company recognized $370,000 and $255,000, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2014	1,109	$7.14
Granted	―	―
Vested and released	(49)	7.17
Forfeited or expired	―	―

Restricted stock outstanding at March 31, 2015	1,060	$7.14

As of March 31, 2015 there was an aggregate $3.5 million of unrecognized compensation expense related to unvested restricted stock units. There were 522,000 unvested restricted stock units outstanding at March 31, 2015 and 364,000 unvested restricted stock units outstanding at March 31, 2014. The total fair value of restricted stock that vested during the quarters ended March 31, 2015 and 2014 was $363,000 and $491,000, respectively.

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

Index
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

As of March 31, 2015, there was $4,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs.

A summary of the performance-based stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2014	368	$8.12
Granted	―	―
Exercised	(10)	1.98
Forfeited or expired	―	―

Performance-based outstanding at March 31, 2015	358	$8.29

The March 31, 2015 amount is expected to be recognized, at the time of the grant vesting, over the period ending in fourth quarter 2015. Under the PA32540 and PA8140 incentive programs, there were 139,000 unvested performance-based options outstanding at March 31, 2015. No performance-based awards vested during the three months ended March 31, 2015 and March 31, 2014. There were 289,000 vested performance-based options outstanding at March 31, 2014. No awards forfeited during the three months ended March 31, 2015 and 11,000 awards forfeited during the three months ended March 31, 2014. A total of 10,000 performance-based awards were exercised during the three months ended March 31, 2015 and 6,000 performance-based awards were exercised during the three months ended March 31, 2014. At March 31, 2015, the performance-based options had an intrinsic value of $1.2 million and a remaining weighted contractual life of 4.9 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, the Company had potential common stock equivalents related to its outstanding stock options and restricted stock units. These outstanding stock options and restricted stock units were awarded under the Company’s stock option plans and they have vested or may vest to the option holder upon the completion of predetermined service periods or performance criteria. Vested awards are eligible for conversion into common stock. These potential common stock equivalents were not included in diluted net loss per common share amounts, during the three months ended March 31, 2015, since the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended March 31,
	2015	2014
Basic weighted average shares outstanding	32,259,570	30,743,966
Effect of dilutive employee and director awards	―	1,746,003
Diluted weighted-average shares outstanding and assumed conversions	32,259,570	32,489,969

Index
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

At March 31, 2015, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,474,430
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	3,694,404

Total Reserved	6,168,834

Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $42,900 at March 31, 2015.

New Accounting Pronouncements— Revenue from Contracts with Customers: In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the first quarter of 2017 with either full retrospective or modified retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

Contingencies—On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s Laboratories, Ltd and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014. Fact discovery closed in the consolidated case on November 20, 2014. Expert discovery is ongoing and set to close May 21, 2015. In view of the retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd., or Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the POZEN and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. On November 19, 2014, an amended complaint was filed in which the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

Index
On September 19, 2011, we and AstraZeneca received Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc., or Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the POZEN and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy's filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy's filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying Dr. Reddy's Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy's Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy's Motion. This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson Laboratories, Inc. – Florida, or Watson, now Actavis, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Mylan Pharmaceuticals Inc., or Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

Index
On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against Dr. Reddy's, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against Dr. Reddy's, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. Dr. Reddy's, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

As part of the purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon Pharma Inc., or Horizon, has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014 and February 2, 2014, the Court granted Horizon’s motions.

On February 24, 2015, Dr. Reddy’s filed a Petition for Inter Partes Review ("IPR") of the’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. On March 13, 2015, the PTAB issued its Notice of Filing Date which included a determination that Dr. Reddy’s Petition met the minimal formal filing requirements, thereby according the IPR a February 24, 2015 filing date. We and Horizon may file an optional Preliminary Response which, pursuant to the Notice of Filing Date, is due three months from the date of that notice. Upon receipt of such a Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. Upon receipt of any Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Dr. Reddy’s will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

In Canada, on January 20, 2015, AstraZeneca Canada Inc. (“AstraZeneca Canada”) received a Notice of Allegation from Mylan Pharmaceuticals ULC (“Mylan ULC”), informing that Mylan ULC has filed an Abbreviated New Drug Submission (ANDS) in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of  POZEN’s Canadian Patent No. 2,449,098 (“098)   AstraZeneca Canada is the licensee pursuant to a Collaboration Agreement, and the 098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products.  A notice of Allegation is similar to a Paragraph IV Notice Letter, and in response, AstraZeneca Canada and POZEN as the patentee commenced a proceeding in the Federal Court of Canada in relation to the 098 patent on March 5, 2015.  The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The proceeding will decide whether approval for Mylan ULC’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the 098 patent because none of Mylan ULC’s allegations in respect of the 098 patent are justified; the proceeding will not finally decide 098 patent validity or infringement.  The 098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, and United State Patent Nos. 8,852,636 (“the ‘636 patent”) and 8,858,996 (“the ‘996 patent”) which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2023. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  POZEN and Horizon are in the process of assessing the nature and merits of Dr. Reddy’s claims.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We have incurred, from the inception of these matters, an aggregate of $17.7 million in legal fees through the three months ended March 31, 2015. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements, including the notes contained elsewhere in this Quarterly Report on Form 10-Q, and the financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on March 11, 2015.

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

FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

Index
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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty payable to CII of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2,479,000. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

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

On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We saw a decline in VIMOVO prescriptions in the first quarter of 2015 of approximately 20% versus the fourth quarter of 2014 and our quarterly royalty declined to $3.2 million, well ahead of our minimum quarterly royalty of $1.875 million.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of March 31, 2015, our accumulated deficit was approximately $96.9 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 63% of our total operating expenses. For the three months ended March 31, 2015, our research and development expenses represented approximately 23% of our total operating expenses.

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

Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2015 and incorporated by reference herein. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $0.5 million for the three months ended March 31, 2015 and $1.1 million for the three months ended March 31, 2014. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $0.4 million for the three months ended March 31, 2015 and $0.7 million for the three months ended March 31, 2014. Total compensation included $0.1 million and $0.1 million charge for non-cash compensation for stock option expense for the three months ended March 31, 2015 and March 31, 2014, respectively. Other research and development department costs were $0.1 million and less than $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Index
Treximet

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

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5.0 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We saw a decline in VIMOVO prescriptions in Q1 2015 of approximately 20% versus the fourth quarter of 2014 and our quarterly royalty declined to $3.2 million, well ahead of our minimum quarterly royalty of $1.875 million.

Since inception we have incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program

As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we have retained all rights to this program through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi US to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. On April 25, 2014, we received a complete response letter, or CRL, from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. We believe that these manufacturing facility items can be addressed and will be working with the manufacturer to respond to the FDA as soon as possible. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA.We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

Index
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

Index
Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

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

We have incurred direct development costs associated with the development of our PA program of $0.5 million during the three months ended March 31, 2015. Since inception we incurred total direct development cost of $75.1 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index
On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to$4.28 per share, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. The common stock underlying the warrant have been registered by Pernix with the Securities and Exchange Commission and was exercisable from the August 20, 2014, the closing date of the divestiture until February 28, 2018. If the Divestiture had not been consummated, the warrant would have been null and void. Because the warrant has not been registered by Pernix with the Securities and Exchange Commission, the Company cannot sell or transfer the warrant in reliance upon Rule 144 until after November 13, 2014 when the Company meets certain holding requirements. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix assigned its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

AstraZeneca AB (AstraZeneca)/ Horizon Pharma Inc.

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

On March 31, 2015 we have receivables of $4.4 million related to VIMOVO royalty revenue, $3.2 million related to U.S. sales and $1.2 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

Further, we, AstraZeneca and Horizon executed a letter agreement whereby POZEN expressly consented to the assignment by AstraZeneca and the assumption by Horizon of the U.S. Agreement. In addition, the letter agreement establishes a process for AstraZeneca and Horizon to determine if sales milestones set forth in the Original Agreement are achieved on a global basis and other clarifications and modifications required as a result of incorporating the provisions of the Original Agreement into the U.S. Agreement and the ROW Agreement or as otherwise agreed by the parties.

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in an IPR brought by Dr. Reddy’s with respect to the ‘285 patent.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described beginning on page 11 of this Form 10-Q.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net (loss) income per share: Net loss attributable to common stockholders for the three months ended March 31, 2015 was $(27,358), or $0.00 per share, on a diluted basis, as compared to net income of $2.9 million, or $0.09 per share, on a diluted basis, for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 included a $0.5 million, or $0.01 per share charge for non-cash stock-based compensation expense as compared to $0.8 million, or $0.02 per share for the same period of 2014.

Index
Revenue: We recognized total revenue of $4.4 million for the three months ended March 31, 2015 as compared to total revenue of $7.5 million for the three months ended March 31, 2014. The decrease in revenue was primarily due to a decrease of $3.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi US. Licensing revenue for the three months ended March 31, 2015 consisted of $4.4 million of royalty revenue compared to $4.5 million of royalty revenue and $3.0 million of other licensing revenue for the three months ended March 31, 2014. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments have been recognized as of December 31, 2014. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $0.8 million to $1.0 million for the three months ended March 31, 2015, as compared to the same period of 2014. The decrease was due primarily to a decrease in direct development costs for our PA program and in departmental costs, as compared to the same period of 2014. Direct development costs for the PA program decreased by $0.6 million to $0.5 million, primarily due to the completion of the clinical trial activities and other product development activities during the three months ended March 31, 2015. Other direct departmental costs and departmental expenses decreased by $0.2 million primarily due to decreased personnel costs, as compared to the same period of 2014. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $0.4 million to $3.3 million for the three months ended March 31, 2015, as compared to the same period of 2014. The increase reflects patent defense litigation expense, as well as increases in ongoing business development and public company expenses, as compared to the same period of 2014. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income (loss): Interest and bond amortization income was $7,400 for the three months ended March 31, 2014 and a loss of $0.2 million related to the sale of the Pernix warrant for the three months ended March 31, 2015.

Income Taxes

We estimate an annual effective tax rate of 0% for the year ended December 31, 2015, and our effective tax rate was 0% for the three month period ended March 31, 2015. However, the actual effective rate may vary depending upon actual licensing fees and milestone payments received, specifically the pre-tax book income for the year, and other factors. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

At March 31, 2015, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2015 and 2014, there were no such interest and penalties.

Liquidity and Capital Resources

At March 31, 2015, cash, cash equivalents and investments in warrants totaled $43.9 million, an increase of $0.6 million compared to December 31, 2014.  The $0.6 million increase in cash and investments resulted from the receipt of $5.6 million in VIMOVO royalty payments and $2.5 million from the sale of the Pernix warrant.  This is offset by payments of $4.8 million in operating expenses and decrease in investments of $2.7 million for the sale of the Pernix warrant.  Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

Index
We received $5.6 million in operating cash during the three months ended March 31, 2015 pursuant to the terms of our collaboration agreements with AstraZeneca, Sanofi US and Horizon. In addition, our balance sheet included a $4.4 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash provided by operating activities totaled $0.7 million and cash used in operating activities totaled $6.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Net cash provided by investing activities totaled $2.5 million during the three months ended March 31, 2015 and there were no investing activities during the three months ended March 31, 2014. Net cash provided by financing activities during the three months ended March 31, 2015 totaled $0.1 million and $0.4 million for the three months ended March 31, 2014. Cash required for our operating activities during 2015, as compared to our 2014 requirements, is projected to decrease as a result of decreased development activities but may increase if we elect to undertake increased pre-commercialization activities. During the three months ended March 31, 2015 and March 31, 2014 we recorded non-cash stock-based compensation expense of $0.5 million and $0.8 million, respectively, associated with the grant of stock options and restricted stock units.

As of March 31, 2015, we had $43.9 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2015 and beyond. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Our decision to make a cash distribution in December 2013, resulted from the determination that we had surplus corporate cash, based on the decision not to undertake future development programs without a partner. We believe we have retained sufficient cash to fund our expected activities for the next several years.

As part of our ongoing assessment of our business and liquidity needs, we regularly assess available funding options and will consider available funding opportunities as they arise. We consider our current royalty stream as cash assets that could be monetized to accelerate the expected cash flow. We also could sell shares of common stock in the future to fund additional development or pre-commercialization activities and increase our working capital. We have filed with the Securities and Exchange Commission, or SEC, and are seeking effectiveness of a shelf registration statement on Form S-3 under which we may offer up to 8,500,000 shares of our common stock for sale in one or more public offerings. These shares will not be registered until this registration statement is declared effective by the SEC. John R. Plachetka, selling stockholder named in the prospectus for the registration statement, may offer up to an aggregate of 500,000 of such shares, and we will not receive any of the proceeds from the sales of shares made by the selling stockholder. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

No change in our internal control over financial reporting occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014. Fact discovery closed in the consolidated case on November 20, 2014. Expert discovery is ongoing and set to close May 21, 2015. In view of the upcoming retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

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

Index
On September 19, 2011, we and AstraZeneca received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the POZEN and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy's filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy's filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, POZEN and AstraZeneca filed a Motion for an Order Denying Dr. Reddy’s Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy's Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy's Motion. This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

On May 16, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against Dr. Reddy's, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against Dr. Reddy's, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. Dr. Reddy's, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

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

On February 24, 2015, Dr. Reddy’s filed a Petition for Inter Partes Review ("IPR") of the’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. On March 13, 2015, the PTAB issued its Notice of Filing Date which included a determination that Dr. Reddy’s Petition mets the minimal formal filing requirements, thereby according the IPR a February 24, 2015 filing date. We and Horizon may file an optional Preliminary Response which, pursuant to the Notice of Filing Date, is due three months from the date of that notice. Upon receipt of such a Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. Upon receipt of any Preliminary Response, the PTAB has another three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Dr. Reddy’s will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

In Canada, on January 20, 2015, AstraZeneca Canada received a Notice of Allegation from Mylan ULC , informing that Mylan ULC has filed an Abbreviated New Drug Submission (ANDS) in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of  POZEN’s Canadian Patent No. 2,449,098 (“098)   AstraZenca Canada is the licensee pursuant to a Collaboration Agreement, and the 098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products.  A notice of Allegation is similar to a Paragraph IV Notice Letter, and in response, AstraZeneca Canada and POZEN as the patentee commenced a proceeding in the Federal Court of Canada in relation to the 098 patent on March 5, 2015.  The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The proceeding will decide whether approval for Mylan ULC’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the 098 patent because none of Mylan ULC’s allegations in respect of the 098 patent are justified; the proceeding will not finally decide 098 patent validity or infringement.  The 098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, and United State Patent Nos. 8,852,636 (“the ‘636 patent”) and 8,858,996 (“the ‘996 patent”) which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2023. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  POZEN and Horizon are in the process of assessing the nature and merits of Dr. Reddy’s claims.

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

We have incurred significant losses since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $96.9 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon or our other product candidates, including PA, by other commercial partners, if any. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO, and. if approved, sales of our PA product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in post coronary artery bypass graft surgery (CABG) with a treatment duration not to exceed one year. On April 25, 2014, we received a CRL products because of deficiencies noted during an inspection of a supplier of an active ingredient used in the manufacture of the PA products, which has delayed approval of our NDA. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

Our product candidates under development are subject to extensive domestic and foreign regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010 and has been approved in a number of additional countries in the rest of the world, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter, now called a Complete Response Letter, or CRL, is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300. On April 25, 2014, we received a CRL advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA for our PA32540 and PA8140 product candidates. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. Satisfactory resolution of these deficiencies is required before this application may be approved.

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

Index
We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. We cannot guarantee that the FDA will consider any future actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.

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

Index
We, AstraZeneca and Horizon are engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in an IPR brought by Dr. Reddy’s with respect to the ‘285 patent.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described beginning on page 11 of this Form 10-Q,

Litigation can be time consuming and costly and we cannot predict with certainty the outcome. If we are unsuccessful in any of the above-described proceedings and the FDA approves a generic version of one of our marketed products, such an outcome would have a material adverse effect on sales of such product, our business and our results of operations.

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

Index
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

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK, now assigned to Pernix, Horizon and AstraZeneca, GSK, Horizon and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against Par, Alphapharm, Teva, Dr. Reddy’s , and Sun, each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the United States District Court for the District of New Jersey. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation and IPR proceeding relating to VIMIVO.

Other risks associated with our collaborative and contractual arrangements with others include the following:

●	we may not have day-to-day control over the activities of our contractors or collaborators;

Index
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

Index
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

Index
In addition, we and/or our marketing or development partners may determine that pre-approval marketing support studies should be conducted. Unanticipated adverse outcomes of such studies, including recognition of certain risks to human subjects, could a have material impact on the approval of filed or planned market applications or could result in limits placed on the marketing of the product. We may also determine from time to time that it would be necessary to seek to provide justification to the FDA or other regulatory agency that would result in evaluation of the results of a study or clinical trial in a manner that differs from the way the regulatory agency initially or customarily evaluated the results, as was the case with the Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg described in the preceding paragraph. In addition, we may have unexpected results in our preclinical or clinical trials or other studies that require us to reconsider the need for certain studies or trials or cause us to discontinue development of a product candidate. For example, in reviewing our NDA for Treximet, the FDA expressed concern about the potential implications from one preclinical in-vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a possible genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan. Further, additional information about potential drug-drug interactions may restrict the patient population for our products, thus limiting the potential market and our potential revenue. For example, recent scientific publications contain conflicting data regarding a possible interaction between clopidogrel (Plavix®), a widely prescribed anti-platelet agent, and proton pump inhibitor products, and its impact on cardiovascular outcomes. If the clinical relevance of the possible interaction is unresolved by the time PA32540 and PA8140 enters the marketplace, even if the interaction is later proven definitively to have no clinical impact on cardiovascular outcomes, the market potential of the product may be reduced.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products. Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval. For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 and PA8140 and no other deficiencies were noted in the CRL. We cannot guarantee that the FDA will consider any actions taken by the active ingredient supplier to be sufficient to address the inspection deficiencies.

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

Index
We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a paragraph IV certification for approval to market (a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets and AstraZeneca Canada has exercised its first right to defend the proceeding in Canada against Mylan ULC. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO. Horizon is also leading the defense of the validity of the ’285 patent in the IPR brought by Dr. Reddy’s.

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

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved healthcare product. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of healthcare through various means. We expect that a number of federal, state and foreign proposals will seek to control the cost of drugs through governmental regulation. We are unsure of the form that any healthcare reform legislation may take or what actions federal, state, foreign and private payors may take in response to any proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

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

Index
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

Our operating expenses for the three months ended March 31, 2015 totaled $4.2 million, including non-cash compensation expense of $0.5 million related to stock options and other stock-based awards. For fiscal years 2012 through 2014, our average annual operating expenses (including average non-cash deferred compensation of $2.9 million) were $24.6 million. As of March 31, 2015, we had an aggregate of $43.9 million in cash and cash equivalents. Our operating expenses for 2015 and 2016 may exceed the net level of our operating expenses in 2014. However, with respect to future products we may develop, we have decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we have reduced our R&D staff and other costs and expenses as our PA development program activities wind down and intend to continue to reduce staff that is no longer required to support our then current business activities. Our board of directors and management team continue to explore potential ways to return value to our stockholders. On November 21, 2013, our Board of Directors declared a special cash distribution of $1.75 per share to all stockholders of record as of the close of business on December 11, 2013, with a payment date of December 30, 2013. This distribution represented a surplus of corporate cash and was treated as a return of capital to stockholders. We may consider other cash distributions in the future as is prudent. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2015. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone or royalty payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates or if we decide to commercialize our PA product candidates in the United States without a commercial partner. If our projected revenues decrease, we may need to raise additional capital.

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

Index
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

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 9% of our outstanding shares are beneficially held by John Plachetka, our President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding shares are held by three other stockholders, with one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. We have filed with the Securities and Exchange Commission and are currently making amendments to a shelf registration statement on Form S-3, under which we may, upon effectiveness, offer up to and aggregate of 8,000,000 shares of our common stock for sale to the public in one or more public offerings. These shares will not be registered until this registration statement is declared effective by the Securities and Exchange Commission. The selling stockholder named in the prospectus for this registration statement may offer up to 500,000 shares of common stock, and we would not receive any of the proceeds from sales of those shares.

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

101
The following materials from POZEN Inc. Form 10-Q for the three months ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Statements of Operations for the three months ended March 31, 2015 and 2014 (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (iv) Notes to the Financial Statements.

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc. (Registrant)

May 8, 2015	By:	/s/ JOHN R. PLACHETKA
John R. Plachetka
President and Chief Executive Officer

May 8, 2015	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

May 8, 2015	By:	/s/ JOHN E. BARNHARDT
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

101
The following materials from POZEN Inc. Form 10-Q for the three months ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Statements of Operations for the three months ended March 31, 2015 and 2014 (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (iv) Notes to the Financial Statements.

* Filed herewith.