Form 10-Q
period 2015-06-30
POZEN INC /NC
filed 2015-08-10
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2015 was 32,734,343.

POZEN Inc.
FORM 10-Q

For the Three Months Ended June 30, 2015

i

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,649,875	$40,582,415
Investments in warrants	―	2,678,773
Accounts receivable	5,200,852	5,629,209
Prepaid expenses and other current assets	370,426	583,061
Total current assets	47,221,153	49,473,458
Property and equipment, net of accumulated depreciation	25,894	27,382
Noncurrent deferred tax asset	―	952,900
Total assets	$47,247,047	$50,453,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,247,435	$606,948
Accrued compensation	5,539,891	1,899,456
Accrued expenses	4,385,407	253,624
Current deferred tax liability	―	952,900
Total current liabilities	11,172,733	3,712,928
Long-term liabilities:
Accrued compensation	881,659	―
Total liabilities	12,054,392	3,712,928

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 32,708,898 and 32,221,397 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	32,709	32,221
Additional paid-in capital	148,371,963	143,613,024
Accumulated deficit	(113,212,017)	(96,904,433)
Total stockholders’ equity	35,192,655	46,740,812
Total liabilities and stockholders’ equity	$47,247,047	$50,453,740

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Licensing revenue	$5,200,852	$7,419,306	$9,605,315	$14,967,982

Operating expenses:
Selling, general and administrative	18,193,441	2,500,223	21,455,762	5,323,741
Research and development	2,301,919	1,926,392	3,285,429	3,754,270

Total operating expenses	20,495,360	4,426,615	24,741,191	9,078,011

Interest and other income (loss)	15,282	6,766	(170,708)	14,177

(Loss) income before income tax expense	(15,279,226)	2,999,457	(15,306,584)	5,904,148
Income tax expense	1,001,000	—	1,001,000	—

Net (loss) income attributable to common stockholders	$(16,280,226)	$2,999,457	$(16,307,584)	$5,904,148

Basic net (loss) income per common share	$(0.50)	$0.10	$(0.50)	$0.19

Shares used in computing basic net (loss) income per common share	32,436,818	31,022,557	32,348,194	30,883,261

Diluted net (loss) income per common share	$(0.50)	$0.09	$(0.50)	$0.18

Shares used in computing diluted net (loss) income per common share	32,436,818	32,604,123	32,348,194	32,458,718

Comprehensive (loss) income	$(16,280,226)	$2,999,457	$(16,307,584)	$5,904,148

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities
Net (loss) income	$(16,307,584)	$5,904,148
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,926	9,354
Loss on sale of warrants	199,373	―
Noncash compensation expense	3,705,513	1,313,801
Changes in operating assets and liabilities:
Accounts receivable	428,357	(3,808,316)
Prepaid expenses and other current assets	212,635	303,247
Accounts payable and other accrued expenses	9,294,364	(3,442,665)
Deferred Revenue	―	(5,000,000)

Net cash used in operating activities	(2,458,416)	(4,720,431)

Investing activities
Purchase of equipment	(7,438)	―
Proceeds from sale of warrants	2,479,400	―

Net cash provided by investing activities	2,471,962	―

Financing activities
Proceeds from issuance of common stock	1,596,639	3,870,032
Payments related to net settlement of stock-based awards	(542,725)	(186,448)
Net cash provided by financing activities	1,053,914	3,683,584

Net increase (decrease) in cash and cash equivalents	1,067,460	(1,036,847)
Cash and cash equivalents at beginning of period	40,582,415	32,827,732

Cash and cash equivalents at end of period	$41,649,875	$31,790,885

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

We decided to retain ownership of our proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, now known as YOSPRALA 81/40 and 325/40 (“PA” or “YOSPRALA”), including PA8140 and PA32540 through the clinical development and pre-commercialization stage and our chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi U.S., for the commercialization YOSPRALA. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the current regulatory review of our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Retirement of John R. Plachetka; Appointment of Adrian Adams as Chief Executive Officer and Andrew I. Koven as President and Chief Business Officer

On June 1, 2015, we announced that John R. Plachetka, Pharm.D., our Chairman of the Board of Directors, Chief Executive Officer and President retired effective immediately. Dr. Plachetka also resigned from the Company’s Board of Directors, but remains as an employee of the Company through August 29, 2015.  On the same day, we announced that our Board appointed Adrian Adams as our new Chief Executive Officer and Andrew I. Koven as our new President and Chief Business Officer.

Proposed Business Combination with Tribute Pharmaceuticals Canada Inc.

On June 8, 2015, we entered into an Agreement and Plan of Merger and Arrangement (the “Merger Agreement”) among Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario (“Tribute”), Aguono Limited, a private limited company incorporated in Ireland (which, prior to the Merger Effective Time, as defined in the Merger Agreement, will be renamed Aralez Pharmaceuticals plc) (“Parent”), Trafwell Limited, a private limited company incorporated in Ireland (“Ltd2”), ARLZ US Acquisition Corp., a corporation incorporated under the laws of the State of Delaware and a wholly owned subsidiary of Parent (“US Merger Sub”), and ARLZ CA Acquisition Corp., a corporation incorporated under the laws of the Province of Ontario and a wholly owned subsidiary of Parent (“Can Merger Sub”).

The Merger Agreement provides for, among other things, a business combination whereby we will merge with US Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of US Merger Sub will cease and we will continue as the surviving corporation.  On the date of the closing of the Merger, we will become an indirect wholly owned subsidiary of Parent.  In accordance with the Merger Agreement, Can Merger Sub will offer to and acquire, and will acquire, all of the outstanding shares of Tribute in the manner provided for by the Merger Agreement (the “Arrangement”).  Following completion of the Arrangement, Tribute will also become an indirect wholly-owned subsidiary of Parent. The Boards of Directors of each party, including Tribute, Parent, US Merger Sub, Can Merger Sub and us have unanimously approved the Merger Agreement, determined that the Merger and Arrangement, upon the terms and subject to the conditions set forth in the Merger Agreement, is in the best interests of its respective companies and stockholders, and have declared the advisability of the Merger and Arrangement and the execution of the Merger Agreement.

Index
Upon consummation of the Merger and Arrangement, each outstanding share of our common stock will be converted into the right to receive from Parent one ordinary share of Parent, $0.001 nominal value per share (each, a “Parent Share” and collectively, the “Parent Shares”), and each outstanding share of Tribute common stock will be converted into the right to receive from Parent or Can Merger Sub 0.1455 Parent Shares.   Upon completion of the Merger and Arrangement, our stockholders will own approximately 66% of the outstanding Parent Shares, and current Tribute shareholders will own approximately 34% of the outstanding Parent Shares before giving effect to (i) any exercise of outstanding options and warrants or the vesting and delivery of shares underlying restricted stock units of either company and (ii) the ordinary shares of Parent to be issued to new investors pursuant to the Subscription Agreement (defined below) and the ordinary shares of Parent issuable upon conversion of the Convertible Notes to be issued pursuant to the Facility Agreement (defined below). POZEN will become the accounting acquirer for accounting purposes.

The completion of the Merger and Arrangement is subject to the approval of our stockholders and the shareholders of Tribute. In addition, the Merger and the Arrangement are subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the declaration by the Securities and Exchange Commission (“SEC”) of the effectiveness of the joint Proxy Statement/Registration Statement on Form S-4 filed with the SEC on July 20, 2015 registering the Parent Shares to be issued in connection with the Merger, (iii) the approval of the listing on the NASDAQ Stock Market LLC and the Toronto Stock Exchange of the Parent Shares to be issued in connection with the Merger and Arrangement, and (iv) the conditions to closing the equity and debt financings described below having been met or waived.

On June 8, 2015, we also executed a Debt Facility Agreement (the “Facility Agreement”) among the Parent (or a wholly-owned subsidiary of the Parent, depending on whether certain conditions of the Facility Agreement occur) (the “Borrower”), Deerfield Private Design Fund III, L.P. (“Deerfield Private Design”), Deerfield International Master Fund, L.P. (“Deerfield International”), and Deerfield Partners, L.P. (“Deerfield Partners”), and the other lender parties thereto (together with Deerfield Private Design, Deerfield International, and Deerfield Partners, the “Lenders”).  Pursuant to the Facility Agreement, the Borrower will borrow from the Lenders up to an aggregate principle amount of $275 million, of which (i) $75 million will be in the form of a 2.5% senior secured convertible promissory note due six years from issuance and convertible into Parent Shares at a conversion price of $9.54 per share (the “Convertible Notes”), issued and sold by Borrower to Deerfield Private Design or its registered assigns, upon the terms and conditions of the Facility Agreement, and (ii) up to an aggregate principal amount of $200 million, which will be made available for Permitted Acquisitions (as defined in the Facility Agreement), will be in the form of Secured Promissory Notes issued and sold by the Borrower to the Lenders (the “Acquisition Notes”), evidencing the Acquisition Loans, upon the terms and conditions and subject to the limitations set forth in the Acquisition Notes, all subject to the terms and conditions of the Facility Agreement. This agreement does not close until the closing of the merger.

On June 8, 2015, we also executed a Share Subscription Agreement (the “Subscription Agreement”) by and among the QLT Inc., a specialty pharmaceutical corporation existing under the laws of the Province of British Columbia, Canada (“Purchaser”), Tribute, Parent, us and the following investors: Deerfield Private Design; Deerfield International; Deerfield Partners; EoR1 Capital Fund, L.P.; EcoR1 Capital Fund Qualified, L.P.;  Broadfin Healthcare Master Fund, Ltd; JW Partners, LP, and JW Opportunities Fund, LLC (each, an “Investor” and together, the “Investors”).  Pursuant to the Subscription Agreement, Parent will sell to Purchaser and the Investors up to $75 million of the Parent Shares in a private placement at a purchase price of $7.20 per Parent Share.  The Subscription Agreement provides that the Company will prepare and file two registration statements with the SEC or such form as may be required to effect a registration of the Parent Shares issued under the Subscription Agreement within 60 days of the date of the signing of the Subscription Agreement and for certain other registration rights for each of Purchaser and the Investors under the Securities Act and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. This agreement does not close until the closing of the merger.

A description of the Merger Agreement, the Facility Agreement and the Subscription Agreement, as well as other agreements related to the Merger and financing transactions is set forth in a Form 8-K we filed with the SEC on June 8, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. The foregoing description of these agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, POZEN Limited. POZEN Limited was formed in May 2015 as an intellectual property development and product sales company.  All intercompany transactions and balances have been eliminated.

Index
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2015 and available on the website of the SEC (www.sec.gov). The accompanying balance sheet as of December 31, 2014 has been derived from the audited balance sheet as of that date included in the Form 10-K.

2.	Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Accrued expenses, including contracted costs— Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as costs associated with clinical trials. Specifically, the Company must make estimates of costs incurred to date but not yet paid for or not yet invoiced in relation to contracted, external costs. The Company analyzes the progress of product development, clinical trial, operational activities and related activities, invoices received, amounts paid, and budgeted costs when evaluating the adequacy of the accrued liability for these related costs.

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

Accrued costs related to product development and operating activities, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $4.4 million at June 30, 2015 and $0.3 million at December 31, 2014. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Accrued Employee Compensation— In May 2015, we entered into a separation agreement with the Company’s former President and Chief Executive Officer. Under the agreement he will be paid specific one-time payments totaling $2.0 million, which includes special and performance bonuses, and on-going payments totaling $3.1 million, including salary continuation. The first payment will be made in August 2015 and payments will continue through September 2017. While the full amount of these payments were accrued and recorded as selling, general and administrative expense during the quarter ended June 30, 2015, no cash payment were incurred during the quarter.

In June 2015, we announced the adoption of an employee severance plan to provide severance benefits to eligible employees terminated involuntarily under certain circumstances. Under the plan these employees will be paid on-going payments of approximately $4.8 million. Employees are required to render service beyond a minimum period; therefore, such benefits are being accrued over the respective service period. The first payment will be made in October 2015 and payments will continue through September 2017. During the quarter ended June 30, 2015, $65,000 was recorded as R&D expense and $161,000 was recorded as selling, general and administrative expense.  Since no cash payment were incurred during the quarter, the second quarter 2015 expense was recorded as accrued compensation.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights and, licensing revenues consisting of royalty revenues and other licensing revenues.

With regard to royalty revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the three and six months ended June 30, 2015 the Company recognized $5.2 million and $9.6 million, respectively, for VIMOVOV royalty revenue.  During the three and six months ended June 30, 2014 the Company recognized $5.4 million and $10.0 million, respectively, for VIMOVO royalty revenue.

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

Index
In September 2013, the Company announced the signing of an exclusive license agreement its PA products with Sanofi U.S., including, PA8140 and PA32540, in the United States to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The Company received an upfront payment of $15.0 million which was included within the license revenue and was completely amortized by the end of the 2014 fiscal year. The licensing revenue for the three and six months ended June 30, 2014 was $2.0 million and $5.0 million, respectively.

On March 21, 2011, the Company entered into a license agreement with Cilag GmbH International (“Cilag”) a division of Johnson & Johnson, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru. Cilag’s upfront payment of $257,300 was deferred until the licensing agreement’s termination on December 22, 2014 and was included in other licensing revenue for the fiscal year ended December 31, 2014.

Income Taxes— Our effective tax rate for the six month periods ended June 30, 2015 and 2014 was (6.54)% and 0.0%, respectively. Although we have significant loss carryforwards, we project that we will be subject to Alternative Minimum Tax (“AMT”) in 2015.  The variance from the U.S. statutory rate of 35% is primarily due to our valuation allowance position and the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses). While we have not made a cash income tax payment during this quarter, in light of expected Alternative Minimum Taxable income in this fiscal year, estimated tax payments for AMT in subsequent quarters may be required. We do not expect that any AMT payment will be fully creditable against future regular tax obligations; thus, this anticipated AMT liability has impacted our estimated annual effective tax rate.  The Company remains in a net loss position related to its United States entity and continues to believe that a valuation allowance is appropriate for these US losses to the extent that the losses are not estimated to be utilized to offset current year income.

On May 21, 2015, the Company formed POZEN Limited, which was organized under the laws of Ireland, and on May 27, 2015, the Company and POZEN Limited entered into an intercompany license agreement.  This agreement is expected to result in a taxable loss in POZEN Limited in 2015.  The Company does not currently anticipate being able to utilize these losses and accordingly the Company has established a valuation allowance related to the estimated Ireland losses.  As of June 30, 2015, no cash payment has been made relative to the intercompany license agreement.  At the time cash payment is made, the Company may be subject to withholding taxes.  No provision has been made for these future potential withholding tax obligations.

As of June 30, 2015, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.  The Company currently anticipates being able to utilize existing US tax attributes to offset expected US taxable income in 2015, including US taxable income resulting from the intercompany license agreement with POZEN Limited.  The Company believes that should the proposed business combination with Tribute Pharmaceuticals Canada Inc. be completed as anticipated within the next twelve months, it is reasonably possible that an unrecognized tax benefit of $11M to $13M related to utilization of these US tax attributes may be established. Additionally, the Company may determine it necessary to make future cash payments of these amounts. The establishment of this unrecognized tax position would impact our effective tax rate.

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

In connection with its acquisition of all rights, title and interest to develop, commercialize and sell Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (“GSK”), Pernix Therapeutics Holdings, Inc. (“Pernix”) issued the Company a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28 (the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014).  The warrant was sold in the first quarter of 2015 and the Company received $2,479,400 from the sale.  The Company recognized a loss of $199,373 in the June 30, 2015 financial statements.

The following table sets forth our financial instruments carried at fair value as of June 30, 2015 and December 31, 2014:

	Financial Instruments Carried at Fair Value
	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$41,649,875	$40,582,415
Investments in Pernix warrants	―	2,678,773
Total cash and investments	$41,649,875	$43,261,188

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

Index
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

The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of June 30, 2015, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at June 30, 2015.

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

Our Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014 include the following stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$45,768	$144,229	$100,872	$289,602
General and administrative	3,183,228	413,537	3,604,641	1,024,199
Total expense	$3,228,996	$557,766	$3,705,513	$1,313,801

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 3.8 years, was $28.7 million at June 30, 2015.

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

If the Merger becomes effective, we intend to terminate the 2010 Omnibus Equity Incentive Plan and no further grants will be made thereunder, and shares with respect to all grants outstanding under the 2010 Plan will be issued under or transferred to the Aralez Pharmaceuticals plc 2015 Long-Term Incentive Plan.

Time-Based Stock Awards

For the six months ended June 30, 2015 and 2014, the Company recognized $533,000 and $504,000, respectively, in compensation expense related to time-base stock awards. During the three months ended June 30, 2015, an expense of $412,000 was recognized related to time-based award vesting acceleration, as defined under the separation agreement with the Company’s former President and Chief Executive Officer.

No new time-based awards were granted during the six months ended June 30, 2015 and June 30, 2014. Previously, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model. Historically, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period, the expected term was based upon average historical terms to exercise and the risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used were also based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	2,341	$7.39	4.1	$4,382
Granted	―	―
Exercised	(65)	4.09
Forfeited or expired	―	―
Outstanding at March 31, 2015	2,277	7.48	3.8	$3,796
Exercisable at March 31, 2015	2,095	$7.79	3.5	$3,098
Vested or expected to vest at March 31, 2015	2,249	$7.48	3.8	$3,751
Granted	―	―
Exercised	(582)	5.84
Forfeited or expired	(33)	13.77
Outstanding at June 30, 2015	1,662	7.90	3.5	$5,467
Exercisable at June 30, 2015	1,480	$8.39	3.1	$4,300
Vested or expected to vest at June 30, 2015	1,634	$7.90	3.5	$5,377

Index
The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. A total of 647,000 stock options were exercised during the six months ended June 30, 2015 with an intrinsic value of $1.7 million, and a total of 649,000 stock options were exercised during the six months ended June 30, 2014 with an intrinsic value of $3.6 million.

A summary of the time-based nonvested awards as of June 30, 2015, and changes during the six months ended June 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2014	477	$3.85
Granted	―	―
Forfeited or expired	―	―
Vested	(296)	4.47

Nonvested outstanding at March 31, 2015	181	$3.87
Granted	―	―
Forfeited or expired	―	―
Vested	―	―

Nonvested outstanding at June 30, 2015	181	$3.87

Restricted Stock and Restricted Stock Units

For the six months ended June 30, 2015 and 2014, the Company recognized $2.4 million and $0.5 million, respectively, in compensation expense related to restricted stock units. During the three months ended June 30, 2015, an expense of $1.3 million was recognized related to the restricted stock unit awards vesting acceleration, as defined under the separation agreement with the Company’s former President and Chief Executive Officer.

A summary of the restricted stock unit awards as of June 30, 2015, and changes during the six months ended June 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2014	1,109	$7.14
Granted	―	―
Vested and released	(49)	7.17
Forfeited or expired	―	―

Restricted stock outstanding at March 31, 2015	1,060	$7.14
Granted	3,543	7.76
Vested and released	(37)	7.35
Forfeited or expired	―	―

Restricted stock outstanding at June 30, 2015	4,566	$7.62

As of June 30, 2015 there was an aggregate $28.6 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $25.7 million unrecognized compensation expense related to unvested restricted stock units under the June 2015 award of 3,421,562 restricted stock units with a grant-date per-share fair value of $7.64. There were 4,027,000 unvested restricted stock units outstanding at June 30, 2015 and 368,000 unvested restricted stock units outstanding at June 30, 2014. The total fair value of restricted stock that vested during the quarters ended June 30, 2015 and 2014 was $273,000 and $706,000, respectively.

Performance-Based Awards

In May 2008, pursuant to an incentive program (the “PN incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 281,433 shares of common stock with an exercise price of $14.45 per share. In September 2008, additional stock options were granted under the PN incentive program, to purchase 11,700 shares of common stock at an exercise price of $10.82 per share. The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date of grant. Twenty-five percent (25%) of the PN incentive program options granted vested in 2009, upon completion of the performance goal and the remaining seventy-five percent (75%) of the options granted vested in 2010 upon the completion of the remaining performance goals. The fair value of the performance-based options granted under the PN incentive program was estimated as of the grant date using the Black-Scholes option valuation model without consideration of the performance measures. The options also include provisions that require satisfactory employee performance prior to vesting. Additionally, 20,000 options were granted to an executive officer in May 2008 under the PN incentive plan, with similar grant and exercise terms. The Company recognized compensation costs for these awards over the expected service period.

Index
In October 2011, pursuant to an incentive program (the “PA32540 incentive program”) approved by the Compensation Committee of the Board of Directors of the Company, stock options and RSUs were granted to all of the Company’s employees, including its executive officers, to purchase an aggregate of 453,960 shares of common stock. The underlying stock options and RSUs were performance-based and focus on the successful completion of certain value-enhancing events for the Company’s YOSPRALA product candidate. The stock options have a ten-year term and have an exercise price equal to the closing sale price of the Company’s common stock, as reported on the NASDAQ Global Market, on the date of grant. The underlying stock options and RSUs vested or will vest in accordance with the following schedule: (a) one-third (1/3) upon the acceptance of the filing of a new drug application (the “NDA”) for YOSPRALA, assuming the NDA filing is made prior to December 31, 2012, (b) one-third (1/3) upon first cycle NDA approval of YOSPRALA (otherwise 16.5% upon NDA approval after first cycle), and (c) one-third (1/3) upon execution of a significant partnering transaction for YOSPRALA in a major territory as determined by the Compensation Committee of the Company, in its sole discretion, at the time of such transaction, subject in each case to continued employment or service to the Company.

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

Therefore, in October 2012, the Compensation Committee granted performance-based incentive awards (the “PA8140 incentive program”) both to compensate the employees for the expected loss of value under the PA32540 Incentive Program, as well as to provide additional incentive to employees to complete the value-added activities required for submission and approval of the lower dose product. The Compensation Committee granted an aggregate of 208,740 restricted stock units to various employees of the Company, including 105,000 restricted stock units granted to the Company’s named executive officers. The restricted stock units were performance-based and vested in accordance with the following schedule: (a) one-half (1/2) upon the acceptance by the FDA of the filing of an NDA for a lower dose YOSPRALA product candidate, and (b) one-half (1/2) upon approval by the FDA of an NDA for a lower dose YOSPRALA product candidate. In 2012, 132,883 options were forfeited in acknowledgement that certain performance goals would not be met under the PA32540 incentive program.

In April 2014, the Compensation Committee granted an aggregate of 73,000 restricted stock units to various employees of the Company, including 65,000 restricted stock units granted to the Company’s named executive officers. The restricted stock units were performance-based and vested in accordance with the following schedule: (i) 50% upon receipt of the milestone payment by Sanofi U.S. under the License and Collaboration Agreement, dated as of September 3, 2013 (the "Agreement") to be received upon approval by the U.S. Food and Drug Administration of the PA product candidates; and (ii) 50% upon receipt of the milestone payment by Sanofi U.S. upon achievement of commercial readiness (as defined in the Agreement). The entire award was forfeited in 2014 upon the termination of the Sanofi U.S. agreement. In 2014, a total of 177,818 options were forfeited in acknowledgement that certain performance goals would not be met under the PA32540 and PA8140 incentive programs.

As of June 30, 2015, there was $4,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs. During the six months ended June 30, 2015, the Company recognized $782,000 in compensation expense related to performance-based awards, of which $779,000 was recognized related to the performance-based stock awards vesting acceleration, as defined under the separation agreement with the Company’s former President and Chief Executive Officer. During the six months ended June 30, 2014, there was expense of $268,000 recorded for performance-based awards.

Index
A summary of the performance-based stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2014	368	$8.12
Granted	―	―
Exercised	(10)	1.98
Forfeited or expired	―	―

Performance-based outstanding at March 31, 2015	358	$8.29
Granted	―	―
Exercised	(15)	5.17
Forfeited or expired	(30)	9.15

Performance-based outstanding at June 30, 2015	313	$8.36

The June 30, 2015 amount is expected to be recognized, at the time of the grant vesting, over the period ending in first quarter 2016. Under the PA32540 and PA8140 incentive programs, there were 128,000 unvested performance-based options outstanding at June 30, 2015. No performance-based awards vested during the six months ended June 30, 2015 and June 30, 2014. There were 185,000 and 257,000 vested performance-based options outstanding at June 30, 2015 and June 30, 2014, respectively. There were 30,000 awards forfeited during the six months ended June 30, 2015 and 78,000 awards forfeited during the six months ended June 30, 2014. A total of 25,000 performance-based awards were exercised during the six months ended June 30, 2015 and 28,000 performance-based awards were exercised during the six months ended June 30, 2014. At June 30, 2015, the performance-based options had an intrinsic value of $1.4 million and a remaining weighted contractual life of 4.7 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2015 and 2014. During the three and six months ended June 30, 2015 and 2014, the Company had potential common stock equivalents related to its outstanding stock options and restricted stock units. These outstanding stock options and restricted stock units were awarded under the Company’s stock option plans and they have vested or may vest to the option holder upon the completion of predetermined service periods or performance criteria. Vested awards are eligible for conversion into common stock. These potential common stock equivalents were not included in diluted net loss per common share amounts, during the three and six months ended June 30, 2015, since the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under the Rights Plan, detailed below, from the earnings per share calculation because the Rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	32,436,818	31,022,557	32,348,194	30,883,261
Effect of dilutive employee and director awards	―	1,581,566	―	1,575,457
Diluted weighted-average shares outstanding and assumed conversions	32,436,818	32,604,123	32,348,194	32,458,718

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

At June 30, 2015, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,415,206
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	6,540,483
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	9,045,689

Index
Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a deferred rent balance of $21,400 at June 30, 2015. On July 15, 2015, the Company signed a six-month extension to its lease, adding approximately $52,000 to its lease commitments.

New Accounting Pronouncements--— Revenue from Contracts with Customers: In May 2014, the FASB issued new accounting rules related to revenue recognition for contracts with customers requiring revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. The new rules will be effective for the Company in the fourth quarter of 2017 with either full retrospective or modified retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

Contingencies— On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s Laboratories, Ltd and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 (the “'907 patent”) in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent No. 5,714,504 (the “'504 patent”), U.S. Patent No. 6,369,085 (the “'085 patent”), U.S. Patent No. 6,875,872 (the “'872 patent”), U.S. Patent No. 7,411,070 (the “'070 patent”), and U.S. Patent No. 7,745,466 (the “'466 patent”), which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2014 and expert discovery closed on June 25, 2015. In view of the retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd., or Lupin, informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. On November 19, 2014, an amended complaint was filed in which the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On September 19, 2011, we and AstraZeneca received Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc., or Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is unclear when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

Index
On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the '504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013, we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that the   '907 is not invalid. On August 12, 2013, Dr. Reddy’s filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, we and AstraZeneca filed a Motion for an Order Denying Dr. Reddy’s Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy’s Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy’s Motion. On July 9, 2015, Dr. Reddy’s renewed its Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent.  This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

On May 16, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Mylan Pharmaceuticals Inc., or Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Mylan. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. On February 13, 2015, the Court entered a joint stipulation of dismissal of counts related to certain patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On October 15, 2013, the United States Patent Office issued U.S. Patent No. 8,555,285 (the “’285 patent”). The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca advised us that it elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. Dr. Reddy’s, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

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

On October 7, 2014, the United States Patent Office issued United States Patent No. 8,852,636 (“the ‘636 patent”). The ‘636 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.  On October 14, 2014, the United States Patent Office issued United States Patent No. 8,858,996 (“the ‘996 patent”).  The ‘996 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is also related to the ‘907 and ‘285 patents.  On October 21, 2014, the United States Patent Office issued United States Patent No. 8,865,190 (“the ‘190 patent”). The ‘190 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.    Horizon has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘636, ‘996 and ‘190 patents and, accordingly, on May 13, 2015, we, and Horizon filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Actavis and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘636 and ‘996 patents. On June 18, 2013, we, and Horizon filed an Amended Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan, adding the ‘190 patent to the case.  The cases are in the initial phase, and no schedules have been set.

On February 24, 2015, Dr. Reddy’s filed a Petition for Inter Partes Review ("IPR") of the ’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. We and Horizon filed a Preliminary Response on July 12, 2015. The PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Dr. Reddy’s will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

On May 21, 2015, the Coalition for Affordable Drugs VII L.L.C., or CFAD, filed a Petition for IPR of the ’907 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by September 6, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’907 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’907 patent in both the IPR and district court settings.

On June 5, 2015, CFAD filed a Petition for IPR of the’285 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by September 19, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

On August 7, 2015, CFAD filed a Petition for IPR of the ‘636 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response within three months from the filing date if accepted by the PTAB. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘636 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ‘636 patent in both the IPR and district court settings.

In Canada, on January 20, 2015, AstraZeneca Canada Inc., or AstraZeneca Canada, received a Notice of Allegation from Mylan Pharmaceuticals ULC, or Mylan Canada, informing that Mylan Canada has filed an Abbreviated New Drug Submission or, ANDS, in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of POZEN’s Canadian Patent No. 2,449,098 (the “'098 patent”). AstraZeneca Canada is the licensee pursuant to a Collaboration Agreement, and the '098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products. A Notice of Allegation in Canada is similar to a Paragraph IV Notice Letter in the United States, and in response, we and AstraZeneca Canada commenced a proceeding in the Federal Court of Canada in relation to the '098 patent on March 5, 2015. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The current schedule as approved by the Court provides for the service of affidavit evidence of AstraZeneca Canada and POZEN by September 11, 2015 and affidavit evidence of Mylan Canada by January, 8, 2016. The parties are to complete cross-examinations on the affidavit evidence by April 29, 2016. The Written Records for the hearing are to be served by AstraZeneca and POZEN by July 4, 2016 and by Mylan Canada by September 2, 2016. A hearing date has not yet been set; however the parties are to seek the Court’s assistance in setting a hearing date in November 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the '098 patent because none of Mylan Canada’s allegations in respect of the '098 patent are justified; the proceeding will not finally decide '098 patent validity or infringement. The '098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, the ‘636 patent and the ‘996 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  We and Horizon are in the process of assessing the nature and merits of Dr. Reddy’s claims.

Index
On June 1, 2015, we and Horizon received a second Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Actavis’ amended certifications relate to the ‘636 and ‘996 patents and United States Patent Nos. 8,945,621 (“the ‘621 patent”), which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.

On July 17, 2015, we and Horizon received a second Paragraph IV Notice Letter from Lupin informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Lupin’s amended certifications relate to the ‘636 and ‘996 patents which are each assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  We and Horizon are in the process of assessing the nature and merits of Lupin’s claims.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $18.2 million in legal fees through June 30, 2015. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Overview

We are a pharmaceutical company focused on transforming medicines that can transform lives. Historically, we have operated a business model that has focused on the following:

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

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain approval to sell the developed products from the required regulatory agencies, and our ability to successfully commercialize our products. Under our earlier business model, we hired experts with strong project management skills in the specific disciplines we believed were important to maintain within our company. We contracted with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allowed us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet, through the clinical development and pre-commercialization stage and our former chief commercial officer was responsible for developing the commercialization strategy for these products and conducting all the required pre-commercialization activities.

Index
On September 3, 2013 we entered into an exclusive license agreement with Sanofi U.S., for the commercialization of PA8140 and PA32540, now known as YOSPRALA™ 81/40 and 325/40 (aspirin / omeprazole delayed release tablets). Under the terms of the agreement, Sanofi U.S. had exclusive rights to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States.

On April 25, 2014, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its then-current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products.

On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.

FDA regulations allowed us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Our commercialization strategy for PA outside the United States was to secure relationships with one or more strong commercial partners with relevant expertise to commercialize our future products globally. With respect to future products we may develop, we had decided that we will no longer commit substantial resources to further drug development without a partner who agrees to pay the full cost of that development. Consistent with this model, we reduced our R&D staff and other costs and expenses as our PA development program activities wind down.

 Our business and operations model is evolving.  On June 1, 2015, our Board appointed a new Chief Executive Officer and a new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada.

Index
Proposed Business Combination with Tribute Pharmaceuticals Canada Inc.

On June 8, 2015, we entered into the Merger Agreement among Tribute, Parent, Ltd2, US Merger Sub, and Can Merger Sub.

The Merger Agreement provides for, among other things, a business combination whereby we will merge with US Merger Sub. As a result of the Merger, the separate corporate existence of US Merger Sub will cease and we will continue as the surviving corporation.  On the date of the closing of the Merger, we will become an indirect wholly owned subsidiary of Parent.  In accordance with the Merger Agreement, Can Merger Sub will offer to and acquire, and will acquire, all of the outstanding shares of Tribute in the manner provided for by the Merger Agreement.  Following completion of the Arrangement, Tribute will also become an indirect wholly-owned subsidiary of Parent. The Boards of Directors of each party, including Tribute, Parent, US Merger Sub, Can Merger Sub and us have unanimously approved the Merger Agreement, determined that the Merger and Arrangement, upon the terms and subject to the conditions set forth in the Merger Agreement, is in the best interests of its respective companies and stockholders, and have declared the advisability of the Merger and Arrangement and the execution of the Merger Agreement.

Upon consummation of the Merger and Arrangement, each outstanding share of our common stock will be converted into the right to receive from Parent one Parent Share, $0.001 nominal value per share, and each outstanding share of Tribute common stock will be converted into the right to receive from Parent or Can Merger Sub 0.1455 Parent Shares.   Upon completion of the Merger and Arrangement, our stockholders will own approximately 66% of the outstanding Parent Shares, and current Tribute shareholders will own approximately 34% of the outstanding Parent Shares before giving effect to (i) any exercise of outstanding options and warrants or the vesting and delivery of shares underlying restricted stock units of either company and (ii) the ordinary shares of Parent to be issued to new investors pursuant to the Subscription Agreement (defined below) and the ordinary shares of Parent issuable upon conversion of the Convertible Notes to be issued pursuant to the Facility Agreement (defined below).

The completion of the Merger and Arrangement is subject to the approval of our stockholders and the shareholders of Tribute. In addition, the Merger and the Arrangement are subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the declaration by the SEC of the effectiveness of the joint Proxy Statement/Registration Statement on Form S-4 filed with the SEC on July 20, 2015 registering the Parent Shares to be issued in connection with the Merger, (iii) the approval of the listing on the NASDAQ Stock Market LLC and the Toronto Stock Exchange of the Parent Shares to be issued in connection with the Merger and Arrangement, and (iv) the conditions to closing the equity and debt financings described below having been met or waived.

On June 8, 2015, we also executed the Facility Agreement among the Borrower and the Lenders.  Pursuant to the Facility Agreement, the Borrower will borrow from the Lenders up to an aggregate principle amount of $275 million, of which (i) $75 million of Convertible Notes, issued and sold by Borrower to Deerfield Private Design or its registered assigns, upon the terms and conditions of the Facility Agreement, and (ii) up to an aggregate principal amount of $200 million, which will be made available for Permitted Acquisitions, of Acquisition Notes, evidencing the Acquisition Loans, upon the terms and conditions and subject to the limitations set forth in the Acquisition Notes, all subject to the terms and conditions of the Facility Agreement.

On June 8, 2015, we also executed the Subscription Agreement by and among Purchaser, Tribute, Parent, us and the Investors.  Pursuant to the Subscription Agreement, Parent will sell to Purchaser and the Investors up to $75 million of the Parent Shares in a private placement at a purchase price of $7.20 per Parent Share.  The Subscription Agreement provides that the Company will prepare and file two registration statements with the SEC or such form as may be required to effect a registration of the Parent Shares issued under the Subscription Agreement within 60 days of the date of the signing of the Subscription Agreement and for certain other registration rights for each of Purchaser and the Investors under the Securities Act and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws.

A description of the Merger Agreement, the Facility Agreement and the Subscription Agreement, as well as other agreements related to the Merger and financing transactions is set forth in a Form 8-K we filed with the SEC on June 8, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. The foregoing description of these agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix Therapeutics Holdings, Inc., or Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty payable to CII of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2,479,000. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture, which occurred on August 20, 2014.

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

On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We saw a 20% decline in VIMOVO prescriptions in the first quarter of 2015, compared to the fourth quarter of 2014, but saw a substantial increase in second quarter.  Second quarter royalties increased 21% to $3.9 million, compared to the first quarter of 2015.

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in an IPR brought by Dr. Reddy’s with respect to the ‘285 patent and in three IPRs brought by CFAD.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described on page 13 of this Form 10-Q under the heading “Contingencies.”

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

In February 2012, the FDA requested an additional Phase 1 study to assess the bioequivalence of PA32540 to EC aspirin 325 mg with respect to acetylsalicylic acid, or ASA. After the Company completed the requested bioequivalence study, the FDA made a preliminary review of the study results and the Company’s summary analyses and, based on its preliminary assessment of the information available to it at the time, the FDA did not agree that bioequivalence of PA32540 to EC aspirin 325 mg was demonstrated. The Company then submitted to the FDA additional information and analyses from the requested bioequivalence study, as well as other relevant pharmacokinetic, clinical pharmacology, and in vitro dissolution data as a Briefing Document in support of a request for a Type A meeting with the FDA. At the Type A meeting held in August 2012, the FDA confirmed that, although it believes bioequivalence of PA32540 to EC aspirin 325 mg, was not strictly established in our bioequivalence study according to the predetermined criteria, the results from this study, together with additional information that was submitted by the Company in the NDA, constitutes sufficient data to support the establishment of a clinical and pharmacological bridge between the product and EC aspirin 325 mg. The FDA indicated that it would make a final determination during the NDA review. The FDA also indicated that a similar strategy to bridge to the reference listed drug, inclusive of a new, single pharmacokinetic study, could be utilized for a low dose version of PA32540 (currently PA8140). The Company conducted this study with the low dose version against the EC aspirin 81mg. Based on the predetermined criteria acceptable to the FDA, the study demonstrated that PA8140 is bioequivalent to EC aspirin 81mg using criteria for highly variable drugs and had comparable bioavailability.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL.

On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allowed us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility.   We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

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

We have also received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs. EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. Study PA10040-102 demonstrated that PA10040 provides gastric pH greater than 4 control for a percent time over 24 hours of 47%. Furthermore, compared to Losec 20 mg (EC omeprazole 20 mg), PA10040 produced a similar level of 24-hour pH control ((p=0.02).

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of June 30, 2015, our accumulated deficit was approximately $113.2 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 62% of our total operating expenses. For the six months ended June 30, 2015, our research and development expenses represented approximately 13% of our total operating expenses.

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

● The ability of Horizon and AstraZeneca to successfully commercialize VIMOVO in the United States and outside the United States, respectively, and our ability to successfully commercialize our PA product candidates;

● The establishment of potential new collaborations and progress and/or maintenance of our existing collaborations for the development and commercialization of any of our product candidates;

Index
● Our ability to successfully defend our regulatory market exclusivity and patent rights against generic challenges and to succeed in obtaining extensions of such exclusivity for which we may be eligible;

● Our ability to commercialize our products either ourselves or with commercial partners in a highly regulated and extremely competitive marketplace; and

● The possible acquisition and/or in-licensing, and development of our therapeutic product candidates.

● Our ability to integrate our business with that of Tribute if the transition is consummated.

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

Our business and operations model is evolving.  On June 1, 2015, our Board appointed a new Chief Executive Officer, Adrian Adams, and a new President and Chief Business Officer, Andrew I. Koven, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada.

Our ability to generate revenue in the near term is dependent upon our ability, alone or with collaborators, to achieve the milestones set forth in our collaboration agreements, to enter into additional collaboration agreements, to successfully develop product candidates, to obtain regulatory approvals and to successfully manufacture and commercialize our future products. These milestones are earned when we have satisfied the criteria set out in our revenue recognition footnote accompanying the financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 11, 2015 and incorporated by reference herein. These payments generate large non-recurring revenue that will cause large fluctuations in quarterly and annual profit and loss.

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $1.9 million for the six months ended June 30, 2015 and $2.1 million for the six months ended June 30, 2014. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $1.3 million for the six months ended June 30, 2015 and $1.7 million for the six months ended June 30, 2014. Total compensation included $0.1 million and $0.3 million charge for non-cash compensation for stock option expense for the six months ended June 30, 2015 and June 30, 2014, respectively. Other research and development department costs were $0.1 million for the six months ended June 30, 2015 and less than $0.1 million for the six months ended June 30, 2014.

Index
Treximet/MT400

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

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2,479,000.

Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assign its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon closing of the divestiture, which occurred on August 20, 2014.

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

On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5.0 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015.  We saw a decline in VIMOVO prescriptions in the first quarter of 2015 of approximately 20% versus the fourth quarter of 2014, but saw a greater than 50% increase in the second quarter of 2015 as compared to the first quarter of 2015. Our US royalty increased approximately 21% to $3.9 million.

Since inception we have incurred total direct development cost of $96.2 million associated with the development of our PN program of which $57.1 million was funded by development revenue from AstraZeneca. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expense.

PA Program

As part of our PA program, we are developing a PPI and aspirin in a single tablet. Similar to the PN program, our PA product candidate is intended to induce fewer gastrointestinal complications compared to an aspirin taken alone in patients at risk for developing aspirin associated gastric ulcers. Our PA product candidates are covered under the same patent as PN, but we retained all rights to this program through the clinical development and pre-commercialization stage.

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

On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allow us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward securing and seeking FDA’s approval for an alternative back up supplier.

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

We have also received Scientific Advice from the MEB in the Netherlands, which has agreed to be the Reference Member State in a decentralized filing procedure, regarding the development program required for the approval in the European Union, or EU, of PA tablets, including a lower dosage form containing 100 mg of aspirin and 40 mg of omeprazole (PA10040) for the secondary prevention of cardiovascular disease. The MEB agreed that a full Phase 3 clinical development program for PA10040, to demonstrate the reduction of endoscopic gastric ulcers vs. EC aspirin, would not be necessary. Instead, a Phase 1 pharmacodynamic study comparing gastric pH control for PA10040 vs.EC omeprazole 20 mg, along with a study to demonstrate bioequivalence of PA10040 to a currently marketed EC aspirin product using ASA as the analyte would be sufficient. Study PA10040-101 demonstrated that PA10040 had comparable bioavailability and is bioequivalent to a European Union reference listed enteric coated aspirin 100 mg. Study PA10040-102 demonstrated that PA10040 provides gastric pH greater than 4 control for a percent time over 24 hours of 47%. Furthermore, compared to Losec 20 mg (EC omeprazole 20 mg), PA10040 produced a similar level of 24-hour pH control ((p=0.02).

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi U.S. to commercialize our PA product candidates containing an immediate release proton pump inhibitor and 325 mg or less of delayed release or enteric coated aspirin in the United States. Even though the License and Collaboration Agreement was terminated on November 29, 2014, we believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future. Our business and operations model is evolving.  On June 1, 2015, our Board appointed a new Chief Executive Officer and a new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada.

We have incurred direct development costs associated with the development of our PA program of $1.8 million during the six months ended June 30, 2015. Since inception we have incurred a total direct development cost of $76.4 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

Collaborative Arrangements

We have entered into and may continue to enter into collaborations with established pharmaceutical or pharmaceutical services companies to develop, commercialize and/or manufacture our product candidates. Our existing collaborations are described below.

Index
GlaxoSmithKline (GSK)

In June 2003, we signed an agreement with GSK for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID. The combinations covered by the agreement are among the combinations of MT 400. Under the terms of the agreement, GSK has exclusive rights in the U.S. to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing. Pursuant to the terms of the agreement, we received $25.0 million in initial payments from GSK following termination of the waiting period under the Hart-Scott-Rodino notification program and the issuance of a specified patent. In May 2004, we received a $15.0 million milestone payment as a result of our commencement of Phase 3 clinical trial activities. In October 2005, we received a $20.0 million milestone payment upon the FDA’s acceptance for review of the NDA for Treximet, the trade name for the product. On April 26, 2008, we received, from GSK, $20.0 million in milestone payments which were associated with the approval of, and GSK’s intent to commercialize, Treximet. In addition, Pernix, as assignee of GSK will pay two sales performance milestones totaling $80.0 million if certain sales thresholds are achieved. Up to an additional $10.0 million per product is payable upon achievement of milestones relating to other products. Pernix, as assignee of GSK, will pay royalties on all net sales of marketed products until at least the expiration of the last to expire issued applicable patent (October 2, 2025) based upon the scheduled expiration of currently issued patents. GSK may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if GSK owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. The agreement terminates on the date of expiration of all royalty obligations unless earlier terminated by either party for a material breach or by GSK at any time upon ninety (90) days’ written notice to us for any reason or no reason. GSK has the right, but not the obligation, to bring, at its own expense, an action for infringement of certain patents by third parties. If GSK does not bring any such action within a certain time frame, we have the right, at our own expense, to bring the appropriate action. With regard to certain other patent infringements, we have the sole right to bring an action against the infringing third party. Each party generally has the duty to indemnify the other for damages arising from breaches of each party’s representations, warranties and obligations under the agreement, as well as for gross negligence or intentional misconduct. We also have a duty to indemnify GSK for damages arising from our development and manufacture of MT 400 prior to the effective date of the agreement, and each party must indemnify the other for damages arising from the development and manufacture of any combination product after the effective date.

On November 23, 2011, we entered into the Purchase Agreement, with CII, pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet.

On May 13, 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet® in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Treximet Agreement to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix has also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to$4.28 per share, the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2,479,000.Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix assigned its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture on August 20, 2014.

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

On June 30, 2015 we have receivables of $5.2 million related to VIMOVO royalty revenue, $3.9 million related to U.S. sales and $1.3 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in an IPR brought by Dr. Reddy’s with respect to the ‘285 patent and three IPRs brought by CFAD.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described on page 11 of this Form 10-Q under the heading “Contingencies.”

sanof-aventis U.S. LLC (Sanofi U.S.)

On September 3, 2013, we entered into a license and collaboration agreement with Sanofi U.S. with respect to the commercialization of our PA products in the United States. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products in the United States. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Patheon Pharmaceuticals Inc. (Patheon)

On December 19, 2011, we entered into a Manufacturing Services Agreement, or the Supply Agreement, and a related Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of PA32450. Under the terms of the Supply Agreement, Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of the PA32540 for sale in the United States. The term of the Supply Agreement extends until December 31st of the fourth year after the we notify Patheon to begin manufacturing services under the Supply Agreement, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ written notice prior to the expiration of the Initial Term or twelve months’ written notice prior to the expiration of any renewal term. In addition to usual and customary termination rights which allow each party to terminate the Supply Agreement for material, uncured breaches by the other party, we can terminate the Supply Agreement upon thirty (30) days’ prior written notice if a governmental or regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling PA32540 or if it is determined that the formulation or sale of PA32540 infringes any patent rights or other intellectual property rights of a third party. We can also terminate the Supply Agreement upon twenty-four (24) months’ prior written notice if we license, sell, assign or otherwise transfer any rights to commercialize PA32540 to a third party. The Supply Agreement contains general and customary commercial supply terms and conditions, as well as establishing pricing for bulk product and different configurations of packaged product, which pricing will be adjusted annually as set forth in the Supply Agreement. Under the terms of the Capital Agreement, we will be responsible for the cost of purchasing certain equipment specific to the manufacture of PA32540, the cost of which, based on current volume projections, is expected to be less than $150,000. If additional equipment and facility modifications are required to meet our volume demands for PA32540, we may be required to contribute to the cost of such additional equipment and facility modifications, up to a maximum of approximately $2.5 million in the aggregate.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net (loss) income per share: Net loss attributable to common stockholders for the three months ended June 30, 2015 was $(16.3) million, or $(0.50) per share, as compared to net income of $3.0 million, or $0.09 per share, on a diluted basis, for the three months ended June 30, 2014. The net loss for the three months ended June 30, 2015 included a $(3.2) million, or $(0.10) per share charge for non-cash stock-based compensation expense as compared to $0.6 million, or $0.02 per share for the same period of 2014.

Revenue: We recognized total revenue of $5.2 million for the three months ended June 30, 2015 as compared to total revenue of $7.4 million for the three months ended June 30, 2014. The decrease in revenue was primarily due to a decrease of $2.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi U.S.. Licensing revenue for the three months ended June 30, 2015 consisted of $5.2 million of royalty revenue compared to $5.4 million of royalty revenue and $2.0 million of other licensing revenue for the three months ended June 30, 2014. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments have been recognized as of December 31, 2014. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $0.4 million to $2.3 million for the three months ended June 30, 2015, as compared to the same period of 2014. The increase was due primarily to an increase in direct development costs for our PA program, as compared to the same period of 2014. Direct development costs for the PA program increased by $0.4 million to $1.3 million, primarily due to additional CMC and manufacturing activities during the three months ended June 30, 2015. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $15.7 million to $18.2 million for the three months ended June 30, 2015, as compared to the same period of 2014. The increase reflects $7.6 million expense accrual related to our former President and Chief Executive Officer's separation agreement, $5.2 million expenses related to the proposed business combination and merger, $0.6 million increase in consulting fees and fees related to the Company’s intellectual property migration and $0.7 million increase in commercialization activities.  Additionally the quarter included $1.6 million other increased personnel, consulting and patent defense litigation expenses as compared to the same period of 2014. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income (loss): Interest and bond amortization income was $15,300 and $6,800 for the three months ended June 30, 2015 and June 30, 2014, respectively.

Index
Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net (loss) income per share: Net loss attributable to common stockholders for the six months ended June 30, 2015 was $(16.3) million, or $(0.50) per share, as compared to net income of $5.9 million, or $0.18 per share, on a diluted basis, for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 included a $(3.7) million, or $(0.11) per share charge for non-cash stock-based compensation expense as compared to $(1.3) million, or $(0.04) per share for the same period of 2014.

Revenue: We recognized total revenue of $9.6 million for the six months ended June 30, 2015 as compared to total revenue of $15.0 million for the six months ended June 30, 2014. The decrease in revenue was primarily due to a decrease of $5.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi U.S.. Licensing revenue for the six months ended June 30, 2015 consisted of $9.6 million of royalty revenue compared to $10.0 million of royalty revenue and $5.0 million of other licensing revenue for the six months ended June 30, 2014. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments have been recognized as of December 31, 2014. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses decreased by $0.5 million to $3.3 million for the six months ended June 30, 2015, as compared to the same period of 2014. The decrease was due primarily to a decrease in direct development costs for our PA program and in departmental costs, as compared to the same period of 2014. Direct development costs decreased by $0.2 million to $1.9 million, primarily due to the completion of the clinical trial activities and other product development activities during the six months ended June 30, 2015. Other direct departmental costs and departmental expenses decreased by $0.3 million primarily due to decreased personnel costs, as compared to the same period of 2014. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $16.2 million to $21.5 million for the six months ended June 30, 2015, as compared to the same period of 2014. The increase reflects the second quarter’s increased activities which included $7.6 million expense accrual related to our former President and Chief Executive Officer's separation agreement, $5.2 million expenses related to the proposed business combination and merger, $0.9 million increase in consulting fees and fees related to the Company’s intellectual property migration and $0.8 million increase in commercialization activities.  Additionally the period included $1.7 million other increased personnel, consulting and patent defense litigation expenses as compared to the same period of 2014. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development expenses, and public company activities.

Other income (loss): Interest and bond amortization income was $14,200 for the six months ended June 30, 2014 while a net loss of $170,700 related primarily to the sale of the Pernix warrant was incurred for the six months ended June 30, 2015.

Income Taxes

Our effective tax rate for the six month periods ended June 30, 2015 and 2014 was (6.54)% and 0.0%, respectively. Although we have significant loss carryforwards, we project that we will be subject to Alternative Minimum Tax (“AMT”) in 2015.  The variance from the U.S. statutory rate of 35% is primarily due to our valuation allowance position and the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses). While we have not made a cash income tax payment during this quarter, in light of expected Alternative Minimum Taxable income in this fiscal year, estimated tax payments for AMT in subsequent quarters may be required. We do not expect that any AMT payment will be fully creditable against future regular tax obligations; thus, this anticipated AMT liability has impacted our estimated annual effective tax rate.  The Company remains in a net loss position related to its United States entity and continues to believe that a valuation allowance is appropriate for these US losses to the extent that the losses are not estimated to be utilized to offset current year income.

On May 21, 2015, the Company formed POZEN Limited, which was organized under the laws of Ireland, and on May 27, 2015, the Company and POZEN Limited entered into an intercompany license agreement.  This agreement is expected to result in a taxable loss in POZEN Limited in 2015.  The Company does not currently anticipate being able to utilize these losses and accordingly the Company has established a valuation allowance related to the estimated Ireland losses.  As of June 30, 2015, no cash payment has been made relative to the intercompany license agreement.  At the time cash payment is made, the Company may be subject to withholding taxes.  No provision has been made for these future potential withholding tax obligations.

As of June 30, 2015, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.  The Company currently anticipates being able to utilize existing US tax attributes to offset expected US taxable income in 2015, including US taxable income resulting from the intercompany license agreement with POZEN Limited.  The Company believes that should the proposed business combination with Tribute Pharmaceuticals Canada Inc. be completed as anticipated within the next twelve months, it is reasonably possible that an unrecognized tax benefit of $11M to $13M related to utilization of these US tax attributes may be established. Additionally, the Company may determine it necessary to make future cash payments of these amounts. The establishment of this unrecognized tax position would impact our effective tax rate.

Index
Liquidity and Capital Resources

At June 30, 2015, cash, cash equivalents and investments in warrants totaled $41.6 million, a decrease of $1.6 million compared to December 31, 2014.  The $1.6 million decrease in cash and investments resulted from the receipt of $10.0 million in VIMOVO royalty payments, legal reimbursement fees, and $2.5 million from the sale of the Pernix warrant.  This was offset by payments of $11.4 million in operating expenses and decrease in investments of $2.7 million for the sale of the Pernix warrant.  Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

We received $10.0 million in operating cash during the six months ended June 30, 2015 pursuant to the terms of our collaboration agreements with AstraZeneca, Sanofi U.S. and Horizon. In addition, our balance sheet included a $5.2 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $2.5 million and $4.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Net cash provided by investing activities totaled $2.5 million during the six months ended June 30, 2015 and there were no investing activities during the six months ended June 30, 2014. Net cash provided by financing activities during the six months ended June 30, 2015 totaled $1.1 million and $3.7 million for the six months ended June 30, 2014. Cash required for our operating activities during 2015, as compared to our 2014 requirements, is projected to increase as a result of increased pre-commercialization activities related to YOSPRALA. During the six months ended June 30, 2015 and June 30, 2014 we recorded non-cash stock-based compensation expense of $3.7 million and $1.3 million, respectively, associated with the grant of stock options and restricted stock units.

As of June 30, 2015, we had $41.6 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, until the expected cash infusion concurrent with the consummation of the Tribute transaction. If the cash contingent on the closing of the Tribute transaction would not be received, POZEN would likely have to raise additional funds to properly launch YOSPRALA in 2016. Our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Additionally, we are planning to increase our pre-commercialization costs related to YOSPRALA.

On June 8, 2015, the Company executed the Facility Agreement wherein $75 million will be borrowed in the form of a 2.5% senior secured convertible note due in six years and up to $200 million will be made available for permitted acquisitions.  In addition, the Company executed a Share Subscription Agreement pursuant to which Parent will sell up to $75 million of Parent Shares.  Assuming the completion of the proposed transaction, this cash will sustain the Company for normal operations for the foreseeable future.

Our business and operations model is evolving.  On June 1, 2015, our Board appointed Adrian Adams as our new Chief Executive Officer and Andrew I. Koven as our new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada.

Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

Index
•	costs incurred in the defense of our VIMOVO patent against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our and AstraZeneca’s patents; and

•	our ability to consummate the combination with Tribute and the proposed equity and debt financings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. On June 1, 2015, we announced that John R. Plachetka, Pharm.D., our Chairman of the Board of Directors, Chief Executive Officer and President retired effective immediately. On the same day, we announced that our Board appointed Adrian Adams as our new Chief Executive Officer.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management’s report on internal control over financial reporting procedures (as defined in Rule 13a-15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2012, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the actions described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2014 and expert discovery closed on June 25, 2015. In view of the retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

Index
On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. On November 19, 2014, an amended complaint was filed in which the 504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the 504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that U.S. Patent No. 6,926,907 is not invalid. On August 12, 2013, Dr. Reddy’s filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, we and AstraZeneca filed a Motion for an Order Denying Dr. Reddy’s Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy’s Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy’s Motion. On July 9, 2015, Dr. Reddy’s renewed its Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent.  This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Actavis informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

On October 15, 2013, the United States Patent Office issued the ’285 patent. The ‘285 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 patent. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘285 patent and, accordingly, on October 23, 2013, we, and AstraZeneca filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Watson and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘285 patent. On November 8, 2013, we, and AstraZeneca filed a Motion to Amend the Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan or, in the alternative, to consolidate the actions involving the ‘285 patent with the existing consolidated action. Dr. Reddy’s, Lupin, Watson and Mylan have each filed answers to the respective amended complaints, thus adding claims relating to the ‘285 patent against each of the Defendants to the consolidated case.

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

On October 7, 2014, the United States Patent Office issued the ‘636 patent. The ‘636 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.  On October 14, 2014, the United States Patent Office issued the ‘996 patent.  The ‘996 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is also related to the ‘907 and ‘285 patents.  On October 21, 2014, the United States Patent Office issued the ‘190 patent”. The ‘190 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.    Horizon has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘636, ‘996 and ‘190 patents and, accordingly, on May 13, 2015, we, and Horizon filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Actavis and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘636 and ‘996 patents. On June 18, 2013, we, and Horizon filed an Amended Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan, adding the ‘190 patent to the case.  The cases are in the initial phase, and no schedules have been set.

On February 24, 2015, Dr. Reddy’s filed a Petition for Inter Partes Review ("IPR") of the ’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. We and Horizon filed a Preliminary Response on July 12, 2015. The PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, Dr. Reddy’s will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

On May 21, 2015, the Coalition for Affordable Drugs VII L.L.C. (“CFAD”) filed a Petition for IPR of the ’907 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response on September 6, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’907 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’907 patent in both the IPR and district court settings.

On June 5, 2015, CFAD filed a Petition for IPR of the’285 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response on September 19, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’285 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’285 patent in both the IPR and district court settings.

On August 7, 2015, CFAD filed a Petition for IPR of the ‘636 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response within three months from the filing date if accepted by the PTAB. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘636 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ‘636 patent in both the IPR and district court settings.

Index
In Canada, on January 20, 2015, AstraZeneca Canada received a Notice of Allegation from Mylan Canada informing that Mylan Canada has filed an ANDS in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of the ‘098 patent. AstraZeneca Canada is the licensee pursuant to a Collaboration Agreement, and the ‘098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products. A Notice of Allegation in Canada is similar to a Paragraph IV Notice Letter in the United States, and in response, we and AstraZeneca Canada as the patentee commenced a proceeding in the Federal Court of Canada in relation to the ‘098 patent on March 5, 2015. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The current schedule as approved by the Court provides for the service of affidavit evidence of AstraZeneca Canada and POZEN by September 11, 2015 and affidavit evidence of Mylan Canada by January, 8, 2016. The parties are to complete cross-examinations on the affidavit evidence by April 29, 2016. The Written Records for the hearing are to be served by AstraZeneca and us by July 4, 2016 and by Mylan Canada by September 2, 2016. A hearing date has not yet been set; however the parties are to seek the Court’s assistance in setting a hearing date in November 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the ‘098 patent because none of Mylan Canada’s allegations in respect of the ‘098 patent are justified; the proceeding will not finally decide ‘098 patent validity or infringement. The ‘098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, the ‘636 patent and the ‘996 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  We and Horizon are in the process of assessing the nature and merits of Dr. Reddy’s claims.

On June 1, 2015, we and Horizon received a second Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Actavis’s amended certifications relate to the ‘636, the ‘996 patents and the ‘621 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.

On July 17, 2015, we and Horizon received a second Paragraph IV Notice Letter from Lupin informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Lupin’s amended certifications relate to the ‘636 and ‘996 patents which are each assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  We and Horizon are in the process of assessing the nature and merits of Lupin’s claims.

As with any litigation proceeding, we cannot predict with certainty the patent infringment suit against Dr. Reddy's, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We will have to incure expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management's attention and resources and an increase in professional fees.

Item 1A.	Risk Factors

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Additional risk factors relating to the Merger are described in the Form S-4 filed by Aralez Pharmaceuticals Limited with the SEC on July 20, 2015.

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of AstraZeneca and Horizon relating to VIMOVO.

We have incurred significant losses since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $113.2 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon or our other product candidates, including PA. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

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

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO and, if approved, sales of our PA product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in CABG with a treatment duration not to exceed one year. On April 25, 2014, we received a CRL products because of deficiencies noted during an inspection of a supplier of an active ingredient used in the manufacture of the PA products, which has delayed approval of our NDA. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

As another example, the FDA has not recently published guidelines for the approval of new migraine therapies, and we have had to rely on periodic guidance from the FDA obtained (in conversations) informally and in other meetings, the content of which may be subject to significant modification over the period of a drug’s development program. There is also the risk that we and the FDA may interpret such guidance differently. The FDA made several changes to the omeprazole label that relate, in part, to the agency’s concern regarding certain reported adverse events in patients taking long term PPI such as omeprazole. For example, with VIMOVO, in Dosage and Administration, the label states to use the lowest effective dose for the shortest duration consistent with individual patient treatment goals. There is a risk that further omeprazole safety issue may arise in the future that could impact FDA’s benefit/risk assessment of the dose or duration of PPI in subjects requiring long-term PPI use.

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

Index
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

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, such as a possible warning that the FDA may require in the PA32540 label regarding the concomitant use of PA32540 and Plavix, or upon the conduct of further studies, and is subject to continuous review. The FDA has indicated that, absent the availability of such a lower dose formulation in the market if PA32540 is approved, that it may limit the indication for PA32540 to use in CABG with a treatment duration not to exceed one year. We believe that the FDA is concerned that without a formulation containing a lower dose of aspirin, physicians will not have a full range of dosing options available to prescribe in accordance with current cardiovascular treatment guidelines, which recommend doses of 81 mgs or 162 mgs of aspirin for most indications and we followed the FDA’s suggestion to seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of our NDA for PA32540. However, there can be no assurance that the FDA will approve a lower dose formulation of the product or will allow a broader indication for PA32540. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indications. The FDA may also require us to conduct additional post-approval studies. These post-approval studies may include carcinogenicity studies in animals or further human clinical trials. The later discovery of previously unknown problems with the product, manufacturer or manufacturing facility may result in criminal prosecution, civil penalties, recall or seizure of products, or total or partial suspension of production, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product is seized or recalled, we would be unable to sell that product and therefore would not receive any revenues from that product.

Index
We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. Satisfactory resolution of these deficiencies is required before this application may be approved. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL.

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

Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission, or FTC. FDA enforcement policy prohibits the marketing of unapproved products as well as the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them may limit our or our partners’ ability to market products for which we gain approval. Failure to comply with these requirements can result in federal and state regulatory enforcement action. Further, we may not obtain the labeling claims we or our partners believe are necessary or desirable for the promotion of our product candidate. As part of the CRLs received in connection with our PA32540 and PA8140 products, FDA indicated that the final agreement on draft product labeling remains pending.

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

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in an IPR brought by Dr. Reddy’s with respect to the ‘285 patent and in three IPRs brought by CFAD.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan Canada which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described on page 13 of this Form 10-Q under the heading “Contingencies.”.

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

Contractors or collaborators may have the right to terminate their agreements with us after a specified notice period for any reason or upon a default by us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we had a collaboration agreement with Desitin Arzneimittel GmbH, or Desitin, for the development and commercialization of MT 400 for the 27 countries of the European Union, as well as Switzerland and Norway, but on February 27, 2013, we received written notice from Desitin that it was terminating the license agreement due to reimbursement uncertainty for MT 400 in Germany, a major market for Desitin in the territory. We can also mutually agree with our collaborators to terminate the agreements. For example, on November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. In December 2014, we received a mutual termination letter from Cilag GmbH International (“Cilag”), a division of Johnson & Johnson, terminating our then-current License Agreement with Cilag, for the exclusive development and commercialization of MT 400 in Brazil, Colombia, Ecuador and Peru.

Collaborators may also decide not to continue marketing our products in certain countries of the territory or to assign their rights under our agreement to third parties. For example, we had a collaboration with GSK for the development and commercialization of certain triptan combinations using our MT 400 technology, including Treximet, in the U.S. and GSK entered into an agreement to divest of all of its rights, title and interest to develop, commercialize and sell the licensed products in the U.S. to Pernix. In addition, on May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product has shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon.

Contractors or collaborators may have the right to reduce their payments to us under those agreements. For example, Pernix, and AstraZeneca and Horizon have the right to reduce the royalties on net sales of products payable to us under their respective agreements if generic competitors enter the market and attain a pre-determined share of the market for products marketed under the agreements, or if they must pay a royalty to one or more third parties for rights it licenses from those third parties to commercialize products marketed under the agreements. AstraZeneca was also entitled to terminate its agreement with us if certain delays occur or specified development or regulatory objectives were not met. This termination could have been triggered by AstraZeneca if in January 2009, the FDA had determined that endoscopic gastric ulcers were no longer an acceptable endpoint and we had been required to conduct additional trials which would have delayed NDA approval for VIMOVO.

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

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated. Any delay or termination of clinical development or commercialization, such as the delay in FDA approval we experienced as a result of approvable letters we received from the FDA in June 2006 and August 2007 related to our Treximet NDA, or a delay in FDA approval of VIMOVO which could have occurred if the FDA determined in January 2009 that endoscopic gastric ulcers were no longer an acceptable primary endpoint in clinical trials and we were required to conduct additional clinical trials for the product, would delay or possibly eliminate our potential product revenues. Further, our collaborators may be able to exercise control, under certain circumstances, over our ability to protect our patent rights under patents covered by the applicable collaboration agreement. For example, under our collaboration agreements with GSK, now assigned to Pernix, Horizon and AstraZeneca, GSK, Horizon and AstraZeneca each has the first right to enforce our patents under their respective agreements and would have exclusive control over such enforcement litigation. GSK elected not to exercise its first right to prosecute infringement suits against third parties that submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets and we filed suit against these companies in the United States District Court for the Eastern District of Texas. The cases have been concluded. On the other hand, AstraZeneca has elected to its first right to prosecute infringement suits against Dr. Reddy’s, Lupin, Anchen, Watson and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO. We and AstraZeneca filed suit against Dr. Reddy’s, Lupin, Actavis and Mylan in the United States District Court for the District of New Jersey. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation and IPR proceedings relating to VIMIVO.

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

We have entered into collaboration and license agreements, and may continue to enter into such agreements, with companies that may have products or may develop new product candidates that compete or may compete with our product candidates or which have greater commercial potential. If one of our collaborators should decide that the product or a product candidate that the collaborator is developing would be more profitable for the collaborator than our product candidate covered by the collaboration or license agreement, the collaborator may withdraw support for our product candidate or may cease to perform under our agreement. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understood that AstraZeneca would instead focus on those countries where the product had shown growth and which AstraZeneca believed had the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. In addition, GSK divested of all of its rights, title and interest to develop, commercialize and sell MT 400 products, including Treximet, in the U.S. to Pernix on August 20, 2014.

Index
In the event of a termination of the collaborator’s agreement upon such cessation of performance, we may need to negotiate an agreement with another collaborator in order to continue the development and commercialization efforts for the product candidate. If we were unsuccessful in negotiating another agreement, we might have to cease development activities of the particular product candidate. For example, our development and commercialization agreements with Horizon and AstraZeneca are subject to this risk. Under the terms of our agreement with AstraZeneca and Horizon, either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us. However, under the circumstance above, or similar circumstance, we may need to enter into a new development and commercialization agreement and may need to start the development process all over again. If we were able to negotiate a new development and commercialization agreement to develop our technology, which is not certain, or if we decide to commercialize the products previously partnered by ourselves, we would face delays and redundant expenses in that development.

We need to maintain current agreements and enter into additional agreements with third parties that possess sales, marketing and distribution capabilities, or establish internally the capability to perform these functions, in order to successfully market and sell our future drug products.

We have no sales or distribution personnel or capabilities at the present time. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities as required, we may not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with Horizon to sell VIMOVO in the United States and AstraZeneca to sell VIMOVO outside the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We have been notified that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions.

We refined our strategy and decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. In light of the warning letter sent to our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.   Our business and operations model is evolving.  On June 1, 2015, our Board appointed Adrian Adams, our new Chief Executive Officer and Andrew I. Koven, our new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates primarily in the United States and Canada.

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

Index
Once submitted, an NDA requires FDA approval before the product described in the application can be distributed or commercialized. Even if we determine that data from our clinical trials, toxicology, genotoxicity, carcinogenicity and other safety studies are positive, we cannot assure you that the FDA, after completing its analysis, will not determine that the trials or studies should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by us, or request that further trials, studies or analyses be conducted. For example, the FDA requested additional safety information on Treximet in the approvable letter we received in June 2006 relating to our NDA for Treximet, which required conduct of additional studies, and in August 2007, we received a second approvable letter in which the FDA raised an additional concern about the potential implications from one preclinical in vitro chromosomal aberration study, one of four standard genotoxicity assays, in which a genotoxicity signal was seen for the combination of naproxen sodium and sumatriptan.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products. Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval. For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL.

There is no guarantee that manufacturers that enter into commercial supply contracts with us will be financially viable entities going forward, or will not otherwise breach or terminate their agreements with us. If we do not have the necessary commercial supply contracts, or if Patheon is, or any of our future contract manufacturers are unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

Index
If our competitors develop and commercialize products faster than we do or if their products are superior to ours, our commercial opportunities will be reduced or eliminated.

Our product candidates will have to compete with existing and any newly developed drugs in our therapeutic areas for any newly developed product candidates for the treatment of other diseases. There are also likely to be numerous competitors developing new products to treat other diseases and conditions for which we may seek to develop products in the future, which could render our products and product candidates or technologies obsolete or non-competitive. For example, our primary competitors will likely include large pharmaceutical companies, biotechnology companies, universities and public and private research institutions. The competition for VIMOVO and any other PN products that may be developed and receive regulatory approval will come from the oral NSAID market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Arthrotec® and Prevacid® NapraPAC™), combinations of NSAIDs and PPIs taken as separate pills and the only remaining COX-2 inhibitor, Celebrex®. The competition for our PA product candidates for which we have conducted studies for secondary prevention of cardiovascular events will come from aspirin itself as well as other products used for secondary prevention. AstraZeneca, with whom we collaborated in the development of VIMOVO, has publicly announced that it has obtained regulatory approval for a combination product containing aspirin and esomeprazole in Europe and has also filed a NDA with the FDA for such product, and for which the FDA issued a CRL declining approval. AstraZeneca has stated that it is evaluating the CRL and will continue discussions with the FDA to determine next steps. This product has entered the European market and, if it enters the U.S. market, will compete with our PA cardiovascular product candidates.

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

We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in protecting our patents in the litigation against Dr. Reddy’s, Lupin, Actavis, and Mylan or other companies who may file ANDAs for VIMOVO, such companies could market a generic version of the product prior to the expiration of our and AstraZeneca’s patents.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Actavis and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a Paragraph IV certification for approval to market a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. Dr. Reddy’s and CFAD have also challenged the validity of certain patents covering VIMOVO in IPR proceedings before the PTAB.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin, Actavis and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets and AstraZeneca Canada has exercised its first right to defend the proceeding in Canada against Mylan ULC. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMIVO. Horizon is also leading the defense in the IPRs brought by Dr. Reddy’s and CFAD.

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

Our products may not be accepted by the market.

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

●	the acceptance by physicians and third-party payors of VIMOVO and YOSPARALA, if and when approved, as an alternative to other therapies;

●	the receipt and timing of regulatory approvals;

●	the availability of third-party reimbursement;

●	the indications for which the product is approved;

●	the rate of adoption by healthcare providers;

●	the rate of product acceptance by target patient populations;

●	the price of the product relative to alternative therapies;

●	the availability of alternative therapies;

●	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;

●	the existence of adverse publicity regarding our products or similar products; and

●	the extent and severity of side effects as compared to alternative therapies.

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

Index
The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are fully implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products, and we could be adversely affected by current and future health care reforms.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our products. We have product liability insurance that covers our commercialized product and human clinical trials in an amount equal to up to $10 million annual aggregate limit with a $0.1 million deductible per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We will explore, on an on-going basis, expanding our insurance coverage related to the sale of our future marketed products when we obtain marketing approval for such products and commercial sales of such products begin. However, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may be harmed or fail.

We may need additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our product development or commercialization efforts.

In the future, we may need to raise additional funds to execute our evolving business strategy. We have incurred losses from operations since inception and we may continue to incur additional operating losses. Our actual capital requirements will depend upon numerous factors, including:

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

Our operating expenses for the six months ended June 30, 2015 totaled $24.7 million, including non-cash compensation expense of $3.7 million related to stock options and other stock-based awards. For fiscal years 2012 through 2014, our average annual operating expenses (including average non-cash deferred compensation of $2.9 million) were $24.6 million. As of June 30, 2015, we had an aggregate of $41.6 million in cash and cash equivalents. We expect that our operating expenses for 2015 and 2016 will exceed the net level of our operating expenses in 2014. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, through 2015. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone or royalty payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. We are planning to commercialize our PA product candidates in the United States without a commercial partner and our expenses will increase relative to prior years as we move from a development company which licenses its product candidates to other companies towards a fully integrated, specialty pharmaceutical company. If our projected revenues decrease, we may need to raise additional capital.

Index
If our projected expenses increase for our product candidates currently in development, if we expand our studies for additional indications for our PA product candidates or new product candidates, of if we commercialize our product candidates ourselves then, as a result of these or other factors, we may need to raise additional capital.

If the proposed business combination with Tribute is not consummated and such transaction and concurrent equity and debt financings do not close, we will need to raise capital to commercialize YOSPRALA and to implement our plan to become a fully integrated, specialty pharmaceutical company.  We may be unable to raise additional equity funds when we desire to do so due to unfavorable market conditions in our industry or generally, or due to other unforeseen developments in our business. Further, we may not be able to find sufficient debt or equity funding, if at all, on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs and therefore may not be able to execute our business strategy. Further, to the extent that we obtain additional funding through collaboration and licensing arrangements, it may be necessary for us to give up valuable rights to our development programs or technologies or grant licenses on terms that may not be favorable to us.

The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our research and development and commercialization efforts.

We are highly dependent on the efforts of our key management and scientific personnel, especially Adrian Adams, our Chief Executive Officer, and Andrew I. Koven, our President and Chief Business Officer. If we should lose the services of Mr. Adams or Mr. Koven, or are unable to replace the services of our other key personnel who may leave the Company, or if we fail to recruit other key scientific and commercial personnel, we may be unable to achieve our business objectives. There is intense competition for qualified scientific and commercial personnel. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. Furthermore, our future success may also depend in part on the continued service of our other key management personnel and our ability to recruit and retain additional personnel, as required by our business.

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

Index
Risks Related to Commercialization of our Product Candidates

We continue to evaluate the commercial opportunities for our current product candidates in connection with our development of a worldwide commercialization strategy. We expect to commercialize YOSPRALA ourselves in the United States and may pursue   commercial opportunities for our future products ourselves. If we are unable to develop sales and marketing capabilities on our own, or through partner acquisition, we will not be able to fully exploit the commercial potential of our future products and the costs of pursuing such a strategy may have a material adverse impact on our results of operations.

We continue to evaluate the commercial opportunities for our product candidates in connection with our development of a worldwide commercialization strategy. We decided to retain ownership of our PA product candidates through the clinical development and pre-commercialization stage and our former chief commercial officer developed the commercialization strategy for these products and conducted all the required pre-commercialization activities in the United States. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products.  We are currently evaluating all strategic options available to us now that we have full ownership of the PA products.   Our business and operations model is evolving.  On June 1, 2015, our Board appointed Adrian Adams, as our  new Chief Executive Officer and Andrew I. Koven, as our  new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada. We plan to make significant expenditures to secure commercial resources to sell YOSPRALA and the Tribute products and to expand our marketing capabilities to support our anticipated growth. Any failure or extended delay in the expansion of our sales and marketing capabilities or inability to effectively operate in the marketplace alone or together with our partners could adversely impact our business. There can be no assurance that our sales and marketing efforts will generate significant revenues and costs of pursuing such a strategy may have a material adverse impact on our results of operations. Events or factors that may inhibit or hinder our commercialization efforts include:

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

As we pursue commercialization of YOSPRALA and other opportunities for our future products ourselves, failure to comply with the laws governing the marketing and sale of such products may result in regulatory agencies taking action against us and/or our partners, which could significantly harm our business.

Index
We retained ownership of our PA product candidates through the clinical development and pre-commercialization stage and our chief commercial officer developed the commercialization strategy for these products and conducted pre-commercialization activities in the United States. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products. Our business model is continuing to evolve.  Our Board has appointed a new Chief Executive and a new President and Chief Business Officer who have experience creating and leading pharmaceutical companies with marketing and sales capabilities.  Our business and operations model is evolving.  On June 1, 2015, our Board appointed Adrian Adams as our  new Chief Executive Officer and Andrew I. Koven as our new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada. As we pursue commercialization of YOSPRALA and other product candidates we will be subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we will need to comply with if we become engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency. Because, as part of our and/or our partners commercialization efforts, we or our partners may provide physicians with samples we will be required to comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

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

In addition, the Federal False Claims Act allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs and other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Proposed Transactions

The Merger Agreement is subject to conditions and could be terminated in accordance with its terms and the transactions contemplated thereby may not be completed.

The Merger Agreement contains a number of conditions that must be satisfied or waived to complete the transactions contemplated thereby. Those conditions include, among others: receipt of the POZEN stockholder approval (defined below), receipt of Tribute shareholder approval (defined below), court approval of the transactions under the Arrangement, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), if applicable, absence of any law or order preventing or prohibiting completion of the transactions contemplated under the Merger Agreement and no governmental authority instituting any proceeding seeking to enjoin or prohibit the completion of the transactions contemplated under the Merger Agreement, effectiveness of the registration statement of which the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, is a part, approval of the Parent Shares to be issued in the transactions contemplated under the Merger Agreement for listing on NASDAQ and the Toronto Stock Exchange, the continued accuracy of the representations and warranties of both parties, subject to specified materiality standards, and the performance in all material respects by both parties of their covenants and agreements. If the transactions contemplated under the Merger Agreement are not completed by January 31, 2016, either POZEN or Tribute may choose not to proceed with the transactions and terminate the Merger Agreement. No assurance can be given that all of the conditions to the closing of the transactions contemplated under the Merger Agreement will be satisfied or, if they are, as to the timing of such satisfaction. In addition, POZEN or Tribute may elect to terminate the Merger Agreement in certain other circumstances, including, but not limited to, a tax termination event, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the completion of the Merger, before or after the POZEN stockholder approval or Tribute shareholder approval.

Index
Obtaining required approvals necessary to satisfy the conditions to the completion of the transactions contemplated under the Merger Agreement may delay or prevent completion of such transactions.

The transactions contemplated under the Merger Agreement are subject to closing conditions, which include the expiration or termination of the waiting period under the HSR Act, if applicable, obtaining of the adoption of the Merger Agreement by affirmative vote or consent of POZEN stockholders holding a majority of the POZEN common stock outstanding and entitled to vote (the "POZEN stockholder approval") as well as obtaining the affirmative vote of at least 66 2/3 % of the votes cast on the Arrangement resolution by Tribute shareholders present in person or represented by proxy at the Tribute meeting of shareholders (the "Tribute shareholder approval").

Under the HSR Act and the rules and regulations promulgated thereunder by the FTC, POZEN and Tribute may be required to submit notifications and certain documents and information to the FTC and the Antitrust Division of the Department of Justice (the "Antitrust Division"), and to observe a statutory waiting period, before completing the transactions. If notifications and submissions are required from POZEN and Tribute under the HSR Act, following those submissions the FTC or the Antitrust Division may open an investigation, issue a request for additional information and documentary materials, extend the statutory waiting period, or seek to prevent, delay, or otherwise restrain the completion of the transactions under the antitrust laws. No assurances can be given that the FTC or the Antitrust Division will not seek to take one or more of these steps. Similarly, no assurances can be given that the POZEN stockholders or Tribute shareholders will approve the transactions or that the other conditions to closing of the transactions will be satisfied. In the event POZEN’s stockholders approve the Merger, but Tribute’s shareholders do not approve the Arrangement, or if POZEN's stockholders do not vote to approve the issuance by Parent of Parent Shares pursuant to the Subscription Agreement and the Facility Agreement, the transactions contemplated by the Merger Agreement will not close.

Under the Competition Act (Canada) (the "Competition Act"), POZEN and Tribute may be required to submit notifications and certain documents and information to the Canadian Competition Bureau, and to observe a statutory waiting period, before completing the transactions. If notifications and submissions are required from POZEN and Tribute under the Competition Act, following those submissions the Canadian Competition Bureau (the "Competition Bureau") may open an investigation, issue a request for additional information and documentary materials, extend the statutory waiting period, or seek to prevent, delay, or otherwise restrain the completion of the transactions contemplated by the Merger Agreement under applicable laws. No assurances can be given that the Competition Bureau will not seek to take one or more of these steps.

Certain changes in the U.S. federal tax laws on or before the closing date of the Merger Agreement could jeopardize the consummation of the transactions contemplated by the Merger Agreement.

POZEN and/or Tribute are permitted to terminate the Merger Agreement if, prior to the closing date of the Merger Agreement, there is (i) a change in U.S. federal tax law (whether or not such change in law is yet effective) or any official interpretations thereof as set forth in published guidance by the U.S. Treasury Department or the Internal Revenue Service (the "IRS") (other than IRS news releases) (whether or not such change in official interpretation is yet effective) or (ii) a bill that would implement such a change that has been passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed, in any such case, that, as a result of consummating the transactions contemplated by the Merger Agreement, in the opinion of nationally recognized U.S. tax counsel, would have a material adverse effect, including causing Parent to be treated as a United States domestic corporation for United States federal income tax purposes, as further specified in the Merger Agreement.

Parent’s status as a foreign corporation for U.S. federal tax purposes could be affected by IRS action or a change in U.S. tax law.

Although Parent will be incorporated in Ireland, the IRS may assert that Parent should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Code. A corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Parent is an Irish incorporated entity, generally it would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Index
Under Section 7874 of the Code, Parent would be treated as a foreign corporation for U.S. federal income tax purposes if the former stockholders of POZEN own (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of Parent Shares by reason of holding shares in POZEN (the "ownership test"). The POZEN stockholders are expected to own less than 80% (by both vote and value) of the Parent Shares after the transactions contemplated under the Merger Agreement by reason of their ownership of shares of POZEN common stock. As a result, under current law, Parent is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, there can be no assurance that the IRS will agree with the position that the ownership test is satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. POZEN’s obligation to complete the transactions is conditional upon its receipt of the Section 7874 opinion from DLA Piper LLP (US), counsel to the registrant ("DLA Piper"), dated as of the closing date of the Merger Agreement and subject to certain qualifications and limitations set forth therein, to the effect that Section 7874 of the Code existing regulations promulgated thereunder, and official interpretation thereof as set forth in published guidance should not apply in such a manner so as to cause Parent to be treated as a U.S. corporation for U.S. federal income tax purposes from and after the closing date. However, an opinion of tax counsel is not binding on the IRS or a court. Therefore, there can be no assurance that the IRS will not take a position contrary to DLA Piper’s Section 7874 opinion or that a court will not agree with the IRS in the event of litigation.

Failure to complete the transactions contemplated under the Merger Agreement could negatively impact the stock price and the future business and financial results of POZEN.

If the transactions contemplated under the Merger Agreement are not completed, the ongoing business of POZEN may be materially and adversely affected and, without realizing any of the benefits of having completed the transactions, POZEN will be subject to a number of risks, including the following:

•	POZEN will be required to pay certain costs relating to the transactions, including legal, accounting, investment banking, filing, and other fees and mailing, financial printing and other expenses, whether or not the transactions contemplated under the Merger Agreement are completed, and POZEN may be required to pay Tribute a termination fee of up to $3.5 million in the event the Merger Agreement is terminated under certain conditions;

•	the current price of POZEN common stock may reflect a market assumption that the transactions contemplated under the Merger Agreement will occur, meaning that a failure to complete the transactions could result in a material decline in the price of POZEN common stock;

•	POZEN may experience negative reactions from its customers, regulators and employees;

•	the Merger Agreement places certain restrictions on the conduct of POZEN’s business prior to completion of the transactions contemplated thereunder. Such restrictions, the non-compliance of which is subject to the consent of Tribute, may prevent POZEN from making certain acquisitions or taking certain other specified actions during the pendency of the transactions; and

•	matters relating to the transactions contemplated under the Merger Agreement (including integration planning) have required and will continue to require substantial commitments of time and resources by POZEN management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to POZEN as an independent company.

In addition to the above risks, POZEN may be required to pay to Tribute a termination fee, which may materially adversely affect POZEN’s financial results. If the transactions contemplated under the Merger Agreement are not completed, these risks may materialize and may materially and adversely affect POZEN’s business, financial results and share price.

POZEN stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

POZEN stockholders currently have the right to vote in the election of the POZEN board of directors and on other matters affecting POZEN. Upon the completion of the Merger, each POZEN stockholder that receives Parent Shares will become a shareholder of Parent, with a percentage ownership of Parent that is smaller than such stockholder’s percentage ownership of POZEN. As of the date of the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, the former stockholders of POZEN as a group will receive Parent Shares in the Merger constituting approximately 66% of the outstanding Parent Shares immediately after the transactions contemplated under the Merger Agreement. After giving effect to the transactions and the proposed Parent equity financing and debt financing, the former stockholders of POZEN as a group will hold Parent Shares constituting approximately 49% of the outstanding Parent Shares. Because of this, POZEN stockholders will have less influence on the management and policies of Parent than they now have on the management and policies of POZEN. The relative ownership of Parent Shares by current POZEN stockholders and current Tribute shareholders referred to above is on an economic basis, and does not represent the analysis under Section 7874 of the Code, discussed throughout the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, as to whether, following the Merger, former stockholders of POZEN will own less than 80% (by both vote and value) of Parent Shares.

Index
POZEN and Tribute may fail to realize all of the anticipated benefits of the transactions or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of Parent to realize the anticipated benefits of the transactions contemplated under the Merger Agreement will depend, to a large extent, on the combined company’s ability to integrate the businesses of POZEN and Tribute. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Parent will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination of the businesses of POZEN and Tribute;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	potential unknown liabilities or larger liabilities than projected, adverse consequences and unforeseen increased expenses associated with the Merger; and

•	coordinating a geographically dispersed organization.

Many of these factors will be outside the control of POZEN, Tribute or Parent, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of POZEN and Tribute are integrated successfully, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of POZEN and Tribute. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the transactions and negatively impact the price of Parent Shares following the transactions contemplated under the Merger Agreement. As a result, we cannot assure you that the combination of POZEN and Tribute will result in the realization of the full benefits anticipated from the transactions.

The benefits described in the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, are also subject to a variety of other factors, many of which are beyond POZEN’s and Tribute’s ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined company will do business, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies, including changes in interest rates, and tax law of the jurisdictions in which the combined company will do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

The transactions contemplated under the Merger Agreement may not be accretive and may cause dilution to Parent’s earnings per share, which may negatively affect the market price of Parent Shares following the transactions.

Although Parent currently anticipates that the transactions contemplated under the Merger Agreement will be accretive to earnings per share from and after the transactions, this expectation is based on preliminary estimates which may change materially. Parent expects to issue approximately 67.26 million Parent Shares in connection with the completion of the transactions. The issuance of these new Parent Shares could have the effect of depressing the market price of Parent Shares. In addition, Parent could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the transactions contemplated by the Merger Agreement. All of these factors could cause dilution to Parent’s earnings per share or decrease or delay the expected accretive effect of the transactions and cause a decrease in the market price of Parent Shares following the transactions.

Index
Factors That May Affect Our Stockholders

Our stock price is volatile, which may result in significant losses to stockholders.

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

●	fluctuations in our operating results;

●	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

●	published reports by securities analysts;

●	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

●	commercial success of VIMOVO and our other product candidates in the marketplace once approved;

●	our ability to successfully launch YOSPRALA, if and when approved;

●	governmental regulation, including reimbursement policies;

●	developments in patent or other proprietary rights;

●	developments in our relationships with collaborative partners;

●	announcements by our collaborative partners regarding our products or product candidates;

●	developments in new or pending litigation;

●	public concern as to the safety and efficacy of our products; and

●	general market conditions.

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. From October 16, 2000, when our common stock began trading on The NASDAQ National Market (now known as The NASDAQ Global Market), through August 4, 2015, the high and low sales prices of our common stock ranged from $2.25 to $21.88. Broad market fluctuations may also adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by us or our largest stockholders could depress our stock price.

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 9% of our outstanding shares are beneficially held by John Plachetka, our former Chairman, President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 25% of our outstanding shares are held by three other stockholders, with one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities, and will be the case if the Merger with Tribute is approved by our shareholders and the proposed equity and debt financing closes. We have filed with the SEC and are currently making amendments to a shelf registration statement on Form S-3, under which we may, upon effectiveness, offer up to and aggregate of 8,000,000 shares of our common stock for sale to the public in one or more public offerings. These shares will not be registered until this registration statement is declared effective by the SEC. The selling stockholder named in the prospectus for this registration statement may offer up to 500,000 shares of common stock, and we would not receive any of the proceeds from sales of those shares.

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

Index
Item 4. Mine Safety Disclosure

Not Applicable.

Item 6. Exhibits Must Add Executive Employment Agreements for Armstrong, Trachtenberg, Glickman and Charles

Exhibit Number	Description

10.1
Agreement and Plan of Merger and Arrangement, dated as of June 8, 2015, among Pozen, Tribute, Parent, Ltd2, US Merger Sub and Can Merger Sub (filed as Exhibit 2.1 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.2	Facility Agreement, dated as of June 8, 2015, among the Borrower, Pozen, Tribute and the Lenders (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.3	Registration Rights Agreement, dated as of June 8, 2015, among Parent and the Lenders (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.4	Share Subscription Agreement, dated as of June 8, 2015, among Pozen, Purchaser, Tribute, Parent and the Investors (filed as Exhibit 10.3 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.5	Executive Employment Agreement between Pozen and Adrian Adams dated May 31, 2015 (filed as Exhibit 10.3 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.6	Executive Employment Agreement between Pozen and Andrew I. Koven dated May 31, 2015 (filed as Exhibit 10.4 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.7	Executive Employment Agreement between Pozen and Mark Glickman dated June 22, 2015. +

10.8	Executive Employment Agreement between Pozen and Eric Trachtenberg dated June 22, 2015. +

10.9	Executive Employment Agreement between Pozen and Jennifer Armstrong dated June 22, 2015. +

10.10	Executive Employment Agreement between Pozen and Scott Charles dated July 27, 2015. +

10.11	Separation and General Release Agreement between Pozen and John R. Plachetka, dated May 29, 2015 (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.12	Voting Agreement between Pozen and John R. Plachetka, dated May 29, 2015 (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 3, 2015).

10.13	POZEN Inc. Employee Severance Plan and Summary Plan Description (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 25, 2015).

10.14	Form of Pozen Retention Agreement (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 25, 2015).+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and six months ended June 30, 2015 and 2014 (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (iv) Notes to the Financial Statements.

*	Filed herewith.
+	Compensation Related Contract.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

August 10, 2015	By:	/s/ ADRIAN ADAMS
Adrian Adams
Chief Executive Officer

August 10, 2015	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

August 10, 2015	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1
Agreement and Plan of Merger and Arrangement, dated as of June 8, 2015, among Pozen, Tribute, Parent, Ltd2, US Merger Sub and Can Merger Sub (filed as Exhibit 2.1 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.2	Facility Agreement, dated as of June 8, 2015, among the Borrower, Pozen, Tribute and the Lenders (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.3	Registration Rights Agreement, dated as of June 8, 2015, among Parent and the Lenders (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.4	Share Subscription Agreement, dated as of June 8, 2015, among Pozen, Purchaser, Tribute, Parent and the Investors (filed as Exhibit 10.3 to Pozen’s Current Report on Form 8-K filed June 11, 2015).

10.5	Executive Employment Agreement between Pozen and Adrian Adams dated May 31, 2015 (filed as Exhibit 10.3 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.6	Executive Employment Agreement between Pozen and Andrew I. Koven dated May 31, 2015 (filed as Exhibit 10.4 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.7	Executive Employment Agreement between Pozen and Mark Glickman dated June 22, 2015. +

10.8	Executive Employment Agreement between Pozen and Eric Trachtenberg dated June 22, 2015. +

10.9	Executive Employment Agreement between Pozen and Jennifer Armstrong dated June 22, 2015. +

10.10	Executive Employment Agreement between Pozen and Scott Charles dated July 27, 2015. +

10.11	Separation and General Release Agreement between Pozen and John R. Plachetka, dated May 29, 2015 (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 3, 2015). +

10.12	Voting Agreement between Pozen and John R. Plachetka, dated May 29, 2015 (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 3, 2015).

10.13	POZEN Inc. Employee Severance Plan and Summary Plan Description (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed June 25, 2015).

10.14	Form of Pozen Retention Agreement (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed June 25, 2015).+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from POZEN Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and six months ended June 30, 2015 and 2014 (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (iv) Notes to the Financial Statements.

*	Filed herewith.
+	Compensation Related Contract.