Form 10-Q
period 2015-09-30
POZEN INC /NC
filed 2015-11-09
CIK 1059790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to ______

Commission File Number 000-31719
______________

POZEN Inc.
______________

(Exact name of registrant as specified in its charter)

Delaware	62-1657552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Raleigh Road
Suite 400
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code)

(919) 913-1030
(Registrant’s telephone number, including area code)
______________

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 32,777,755.

POZEN Inc.
FORM 10-Q

For the Three Months Ended September 30, 2015

i

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

POZEN Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,991,056	$40,582,415
Investments in warrants	―	2,678,773
Accounts receivable	5,820,184	5,629,209
Prepaid expenses and other current assets	396,860	583,061
Total current assets	43,208,100	49,473,458
Property and equipment, net of accumulated depreciation	22,115	27,382
Noncurrent deferred tax asset	―	952,900
Total assets	$43,230,215	$50,453,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127,705	$606,948
Accrued compensation	6,727,299	1,899,456
Accrued expenses	5,197,830	253,624
Current deferred tax liability	―	952,900
Total current liabilities	13,052,834	3,712,928

Long-term liabilities:
Accrued compensation	1,131,017	―
Total liabilities	14,183,851	3,712,928

Preferred stock, $0.001 par value; 10,000,000 shares authorized, issuable in series, of which 90,000 shares are designated Series A Junior Participating Preferred Stock, none outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 32,765,541 and 32,221,397 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	32,766	32,221
Additional paid-in capital	150,374,747	143,613,024
Accumulated deficit	(121,361,149)	(96,904,433)
Total stockholders’ equity	29,046,364	46,740,812
Total liabilities and stockholders’ equity	$43,230,215	$50,453,740

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Licensing revenue	$5,820,184	$7,539,741	$15,425,499	$22,507,723

Operating expenses:
Selling, general and administrative	12,206,807	2,573,958	33,662,567	7,897,698
Research and development	1,806,649	1,054,218	5,092,080	4,808,488

Total operating expenses	14,013,456	3,628,176	38,754,647	12,706,186

Interest and other income (loss)	17,140	2,840,604	(153,568)	2,854,781

(Loss) income before income tax expense	(8,176,132)	6,752,169	(23,482,716)	12,656,318
Income tax benefit (expense)	(27,000)	—	974,000	—

Net (loss) income attributable to common stockholders	$(8,149,132)	$6,752,169	$(24,456,716)	$12,656,318

Basic net (loss) income per common share	$(0.25)	$0.21	$(0.75)	$0.41

Shares used in computing basic net (loss) income per common share	32,732,686	31,589,192	32,476,358	31,118,572

Diluted net (loss) income per common share	$(0.25)	$0.20	$(0.75)	$0.39

Shares used in computing diluted net (loss) income per common share	32,732,686	32,949,779	32,476,358	32,614,051

Comprehensive (loss) income	$(8,149,132)	$6,752,169	$(24,456,716)	$12,656,318

See accompanying Notes to Financial Statements.

Index
POZEN Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities
Net (loss) income	$(24,456,716)	$12,656,318
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,705	13,975
Loss on sale of warrants	199,373	―
Gain on investment in warrants	―	(2,449,021)
Noncash compensation expense	5,673,287	1,914,614
Changes in operating assets and liabilities:
Accounts receivable	(190,975)	(3,866,741)
Prepaid expenses and other current assets	186,201	(301,438)
Accounts payable and other accrued expenses	11,423,823	(3,281,199)
Deferred Revenue	―	(7,000,000)

Net cash used in operating activities	(7,152,302)	(2,313,492)

Investing activities
Purchase of equipment	(7,438)	(4,426)
Proceeds from sale of warrants	2,479,400	―

Net cash provided by (used in) investing activities	2,471,962	(4,426)

Financing activities
Proceeds from issuance of common stock	1,684,341	5,622,871
Payments related to net settlement of stock-based awards	(595,360)	(192,488)
Net cash provided by financing activities	1,088,981	5,430,383

Net (decrease) increase in cash and cash equivalents	(3,591,359)	3,112,465
Cash and cash equivalents at beginning of period	40,582,415	32,827,732

Cash and cash equivalents at end of period	$36,991,056	$35,940,197

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

We decided to retain ownership of our proprietary, investigational, coordinated-delivery tablets combining immediate-release omeprazole, a proton pump inhibitor, or PPI, and enteric-coated, or EC, aspirin in a single tablet, now known as YOSPRALA® 81/40 and 325/40 (“PA” or “YOSPRALA”), including PA8140 and PA32540, through the clinical development and pre-commercialization stage. We are in the process of developing the commercialization strategy for these products and conducting all the required pre-commercialization activities. On September 3, 2013, we entered into an exclusive license agreement with sanofi-aventis U.S. LLC, or Sanofi U.S., for the commercialization YOSPRALA. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. In light of the current regulatory review of our active ingredient supplier and of the time requirements necessary to complete an assessment of its strategic options, and to properly prepare the market for the launch of our YOSPRALA product candidates, we believe the products will be available for commercialization in 2016.

Retirement of John R. Plachetka; Appointment of Adrian Adams as Chief Executive Officer and Andrew I. Koven as President and Chief Business Officer

On June 1, 2015, we announced that John R. Plachetka, Pharm.D., our Chairman of the Board of Directors, Chief Executive Officer and President retired effective immediately. Dr. Plachetka also resigned from the Company’s Board of Directors.  On the same day, we announced that our Board appointed Adrian Adams as our new Chief Executive Officer and Andrew I. Koven as our new President and Chief Business Officer.

Proposed Business Combination with Tribute Pharmaceuticals Canada Inc.

On June 8, 2015, we and Tribute Pharmaceuticals Canada Inc. (“Tribute”) agreed to a business combination under the terms of the Agreement and Plan of Merger and Arrangement, among Tribute, Aguono Limited (which was renamed Aralez Pharmaceuticals Limited and which, prior to the merger effective time, as defined in the Merger Agreement, will re-register as a public limited company incorporated in Ireland and be renamed as Aralez Pharmaceuticals plc) (“Parent”), Trafwell Limited (which was renamed Aralez Pharmaceutical Holdings Limited) (“Ltd2”), ARLZ US Acquisition Corp., ARLZ CA Acquisition Corp. (“Can Merger Sub”) and POZEN, dated as of June 8, 2015, as amended (the “Merger Agreement”). On August 19, 2015, the parties amended the Merger Agreement pursuant to that certain Amendment No. 1 to the Merger Agreement, whereby ARLZ US Acquisition II Corp. (“US Merger Sub”) replaced ARLZ US Acquisition Corp. as a party to the Merger Agreement in order to optimize the corporate structure of the Parent in the future.

In order to effect the transactions contemplated by the Merger Agreement, US Merger Sub, an indirect subsidiary of Parent, will be merged with and into the Company (the “Merger”). We will be the surviving corporation and, through the Merger, will become an indirect wholly-owned subsidiary of Parent. The Merger of the Company into US Merger Sub will be effected under Delaware law so that we will be reorganized into a holding company structure. In accordance with the Merger Agreement, Can Merger Sub will offer to acquire, and will acquire, all of the outstanding Tribute common shares, no par value per share (the “Tribute Common Shares”) pursuant to a court approved plan of arrangement in Canada in the manner provided for by the Merger Agreement (the “Arrangement”). The Parent Shares (as defined below) to be issued to Tribute shareholders in the Arrangement are not being registered pursuant to this registration statement. Upon completion of the Arrangement, Tribute will also become an indirect wholly-owned subsidiary of Parent. Upon completion, the Merger and the Arrangement do not constitute a change of control of the Company.

Index
As a result of the Merger, each share of the Company’s common stock will be converted into the right to receive from Parent one ordinary share of Parent, $0.001 nominal value per share each (a “Parent Share” and collectively, the “Parent Shares”) (the “Merger Consideration”) for each share of the Company common stock that they own as of the record date (as defined below). Pursuant to the Arrangement, each outstanding Tribute Common Share will be exchanged for 0.1455 Parent Shares. Upon completion of the Merger and Arrangement, current stockholders of the Company will own approximately 66% of the outstanding Parent Shares, and current Tribute shareholders will own approximately 34% of the outstanding Parent Shares before giving effect to (i) any exercise of outstanding options and warrants or the vesting and delivery of shares underlying restricted stock units (“RSUs”) of either company and (ii) the Parent Shares to be issued to new investors pursuant to the equity and debt financings described below. It is expected that Parent Shares will be listed and traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “ARLZ” and application has been made to list the Parent Shares on the Toronto Stock Exchange (the ‘TSX”) under the symbol “ARZ”.

In connection with the proposed Merger and Arrangement, Parent filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 on July 20, 2015, as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015, that includes the joint proxy statement/prospectus of Parent and the Company that also constitutes a prospectus of Parent. Such registration statement was declared effective by the SEC on November 5, 2015. On November 6, 2015 we began mailing the joint proxy statement/prospectus to our stockholders in connection with the transaction.

The completion of the Merger and Arrangement is subject to the approval of our stockholders and the shareholders of Tribute. In addition, the Merger and the Arrangement are subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if applicable, (ii) the approval of the listing on the NASDAQ Stock Market LLC and the Toronto Stock Exchange of the Parent Shares to be issued in connection with the Merger and Arrangement, and (iii) the conditions to closing the equity and debt financings described below having been met or waived.

On June 8, 2015, we also executed a Share Subscription Agreement (the “Subscription Agreement”) by and among QLT Inc., a specialty pharmaceutical corporation existing under the laws of the Province of British Columbia, Canada (“Purchaser”), Tribute, Parent, and the following investors: Deerfield Private Design; Deerfield International; Deerfield Partners; EoR1 Capital Fund, L.P.; EcoR1 Capital Fund Qualified, L.P.; Broadfin Healthcare Master Fund, Ltd; JW Partners, LP, and JW Opportunities Fund, LLC (each, an “Investor” and together, the “Investors”).  Pursuant to the Subscription Agreement, subject to the closing of the Merger and the Arrangement and the approval of our stockholders with respect to Proposals 2 and 3 of the Form S-4, Parent will issue and sell to Purchaser and the Investors, concurrently with the closing of the transactions contemplated by the Merger Agreement, $75 million of the Parent Shares in a private placement at a purchase price of $7.20 per Parent Share.  The Subscription Agreement provides that Parent will prepare and file two registration statements with the SEC to effect a registration of the Parent Shares issued under the Subscription Agreement within 60 days of the date of the signing of the Subscription Agreement and for certain other registration rights for each of Purchaser and the Investors under the Securities Act and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. In satisfaction of the above condition, on August 7, 2015 Parent filed two registration statements on Form S-1, one of which registered the Parent Shares to be owned by the Investors and the other which registered the Parent Shares to be owned by Purchaser.  The Subscription Agreement does not close until the closing of the Merger.

On October 29, 2015 POZEN executed an Amended and Restated Facility Agreement (the “Facility Agreement”) among the Parent, Stamridge Limited (which will be renamed Aralez Ireland Finance DAC prior to the merger effective time) (the “Borrower”), Tribute, Deerfield Private Design Fund III, L.P. (“Deerfield Private Design”), Deerfield International Master Fund, L.P. (“Deerfield International”), and Deerfield Partners, L.P. (“Deerfield Partners”), and the other lender parties thereto (together with Deerfield Private Design, Deerfield International, and Deerfield Partners, the “Lenders”).  Pursuant to the Facility Agreement, subject to the closing of the transactions contemplated by the Merger Agreement, the Borrower will borrow from the Lenders up to an aggregate principle amount of $275 million, of which (i) $75 million will be in the form of a 2.5% senior secured exchangeable promissory note due six years from issuance and exchangeable into Parent Shares at a conversion price of $9.54 per share (the “Exchange Notes”), issued and sold by Borrower at the merger effective time to Deerfield Private Design or its registered assigns, upon the terms and conditions of the Facility Agreement, and (ii) up to an aggregate principal amount of $200 million, which will be made available for Permitted Acquisitions (as defined in the Facility Agreement), and will be in the form of Secured Promissory Notes issued and sold by the Borrower to the Lenders (the “Acquisition Notes”), evidencing the Acquisition Loans, upon the terms and conditions and subject to the limitations set forth in the Acquisition Notes, all subject to the terms and conditions of the Facility Agreement. The Facility Agreement amends and restates the original debt facility agreement executed by us on June 8, 2015 by substituting former "convertible" notes with the Exchange Notes, designating Stamridge Limited as the Borrower and issuer of the Exchange Notes and Acquisition Notes, and providing the Borrower with the option of settling the Exchange Notes for cash. This agreement does not close until the closing of the Merger.

In connection with the Facility Agreement, on October 29, 2015 the Lenders and Parent also entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”).  The Registration Rights Agreement amends and restates the original registration rights agreement that the parties entered into on June 8, 2015 in order to provide for certain changes required as a result of the Facility Agreement, as discussed above.  Pursuant to the Amended and Restated Registration Rights Agreement, Parent agreed to prepare and file with the SEC a registration statement to effect a registration of the Parent Shares issued or issuable upon exchange of or pursuant to the Exchange Notes (the “Registerable Securities”), covering the resale of the Registerable Securities and such indeterminate number of additional ordinary shares as may become issuable upon exchange of or otherwise pursuant to the Exchange Notes to prevent dilution resulting from certain corporate actions. Such registration statement must be filed within 45 calendar days following the date of issuance of the Exchange Notes, which deadline was satisfied by the filing of a registration statement on Form S-1 on August 7, 2015. In the event the SEC does not permit all of the Registerable Securities to be included in the Registration Statement or if the Registerable Securities are not otherwise included in a Registration Statement filed under the Registration Rights Agreement, Parent has agreed to file an additional registration statement by no later than the Additional Filing Deadline (as defined in the Registration Rights Agreement) covering the resale of all Registerable Securities not already covered by an existing and effective registration statement for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act. The Registration Rights Agreement also provides for piggy-back registration, subject to the terms and conditions of the Registration Rights Agreement.

A description of the Merger Agreement, and the Subscription Agreement, as well as other agreements related to the Merger and financing transactions is set forth in a Form 8-K we filed with the SEC on June 8, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. A description of the Facility Agreement and the Registration Rights Agreement is set forth in a Form 8-K we filed with the SEC on October 30, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. The foregoing description of these agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements.

Index
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POZEN Limited, Aralez R&D and Aralez Pharmaceuticals US Inc. POZEN Limited was formed in May 2015 as an intellectual property development and product sales company. Aralez R&D Inc. was formed in September 2015 to perform research and development services as directed by Pozen Limited, including, but not limited to, research activities with respect to intellectual property owned or licensed by Pozen Limited. Aralez Pharmaceuticals US Inc. was formed in July 2015 as a non-exclusive distributor of product developed and manufactured by Pozen Limited. All intercompany transactions and balances have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2015 and available on the website of the SEC (www.sec.gov). The accompanying balance sheet as of December 31, 2014 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Accrued costs related to product development and operating activities, based upon the progress of these activities covered by the related contracts, invoices received and estimated costs totaled $5.2 million at September 30, 2015 and $0.3 million at December 31, 2014. The variance, at each of these ending periods, between the actual expenses incurred and the estimated expenses accrued was not material or significant.

Accrued Employee Compensation— In May 2015, we entered into a separation agreement with the Company’s former President and Chief Executive Officer. Under the agreement he will be paid specific one-time payments totaling $2.0 million, which includes special and performance bonuses, and on-going payments totaling $3.1 million, including salary continuation. The first payment was made in July 2015 and payments will continue through September 2017. While the full amount of these payments were accrued and recorded as selling, general and administrative expense during the quarter ended June 30, 2015, the first cash payments, totaling $108,000, were incurred in the quarter ended September 30, 2015.

In June 2015, we announced the adoption of an employee severance plan to provide severance benefits to eligible employees terminated involuntarily under certain circumstances. Under the plan these employees will be paid on-going payments of approximately $4.2 million. Employees are required to render service beyond a minimum period; therefore, such benefits are being accrued over the respective service period. The first payment will be made in November 2015 and payments will continue through September 2017. Through the quarter ended September 30, 2015, $470,000 was recorded as R&D expense and $1.2 million was recorded as selling, general and administrative expense.  Since no cash payment were incurred through the quarter ended September 30, 2015, the 2015 expense was recorded as accrued compensation.

Revenue Recognition— The Company records revenue under the following categories: sale of royalty rights and, licensing revenues consisting of royalty revenues and other licensing revenues.

Index
With regard to royalty revenues, the Company’s licensing agreements have terms that include royalty payments based on the manufacture, sale or use of the Company’s products or technology. VIMOVO® (naproxen and esomeprazole magnesium) delayed release tablets royalty revenue has been recognized when earned, as will any other future royalty revenues. For VIMOVO or those future arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by its collaboration partners. During the three and nine months ended September 30, 2015 the Company recognized $5.8 million and $15.4 million, respectively, for VIMOVO royalty revenue.  During the three and nine months ended September 30, 2014 the Company recognized $5.5 million and $15.5 million, respectively, for VIMOVO royalty revenue.

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

In September 2013, the Company announced the signing of an exclusive license agreement for its PA products with Sanofi U.S., including, PA8140 and PA32540, in the United States to commercialize all PA combinations that contain 325 mg or less of enteric-coated aspirin in the United States. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The Company received an upfront payment of $15.0 million which was included within the license revenue and was completely amortized by the end of the 2014 fiscal year. The licensing revenue for the three and nine months ended September 30, 2014 was $2.0 million and $7.0 million, respectively.

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

Income Taxes— Our effective tax rate for the nine month periods ended September 30, 2015 and 2014 was (4.15)% and 0.0%, respectively. Although we have significant loss carryforwards, we project that we will be subject to Alternative Minimum Tax in 2015. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments, including but not limited to the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years.  The effective rate for the quarter ended September 30, 2015, as well as the nine month period ending September 30, 2015 also considers the impact of jurisdictions where losses are generated for which no benefit is recorded due to the likelihood that the tax benefits in those jurisdictions will not be realized, based on all positive and negative evidence available at this time.

The accounting estimates used to compute the interim provision for income taxes may change as new events occur, including the Tribute transaction, additional information is obtained, or the tax environment changes. Since our inception, we have incurred substantial cumulative losses and may incur recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2012. However, the loss carryforwards generated prior to 2012 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

Index
On May 21, 2015, the Company formed Pozen Limited, which was organized under the laws of Ireland, for the purpose of acquiring the rights to commercialize Yosprala, Treximet and MT 400. On May 27, 2015, the Company and Pozen Limited entered into an intercompany license agreement whereby the Company granted Pozen Limited a non-exclusive right to exercise certain product technologies and related intangible rights with respect to Yosprala, Treximet and MT 400.  In consideration of the grant of the non-exclusive license, Pozen Limited made a fixed royalty payment and will pay additional contingent royalty payments to the Company.  As a result of the intercompany license arrangement, the Company may utilize certain of its existing deferred tax assets to reduce current year income resulting from the transaction. As of September 30, 2015, no cash payment has been made relative to the intercompany license agreement.  At the time cash payment is made, the Company may be subject to withholding taxes.  No provision has been made for these future potential withholding tax obligations.

At September 30, 2015, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine months ended September 30, 2015 and 2014, there were no such interest and penalties. The Company currently anticipates being able to utilize existing US tax attributes to offset expected US taxable income in 2015, including US taxable income resulting from the intercompany license agreement with POZEN Limited. The Company believes that should the proposed business combination with Tribute Pharmaceuticals Canada Inc. be completed as anticipated within the next twelve months, it is reasonably possible that an unrecognized tax benefit of $17M to $19M related to utilization of these US tax attributes may be established. Additionally, the Company may determine it necessary to make future cash payments of these amounts. The establishment of this unrecognized tax position would impact our effective tax rate.

Cash, Cash Equivalents, Investments and Concentration of Credit Risk — Cash is invested in open-ended money market mutual funds, interest-bearing investment-grade debt securities and insured bank deposits. The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

The Company invests in high-credit quality investments in accordance with its investment policy, which attempts to minimize the possibility of loss. However, cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. Cash and cash equivalents are of a highly liquid nature and are held with high credit quality financial institutions and money market mutual fund managers. Cash held directly with financial institutions is insured up to $250,000 per account and any excess amounts are uninsured. Cash is also held in insured bank deposits through a cash management program that offers a bank network ensuring full FDIC insurance on all deposits. The Company’s cash and cash equivalents are held in fully insured bank deposits and approximately 5% by money market mutual fund managers.

In connection with its acquisition of all rights, title and interest to develop, commercialize and sell Treximet® (sumatriptan / naproxen sodium) from GlaxoSmithKline (“GSK”), Pernix Therapeutics Holdings, Inc. (“Pernix”) issued the Company a warrant to purchase 500,000 shares of Pernix common stock at an exercise price of $4.28 (the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014).  The warrant was sold in the first quarter of 2015 and the Company received $2,479,400 from the sale.  The Company recognized a loss of $199,373 in the September 30, 2015 financial statements.

The following table sets forth our financial instruments carried at fair value as of September 30, 2015 and December 31, 2014:

	Financial Instruments Carried at Fair Value
	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$36,991,056	$40,582,415
Investments in Pernix warrants	―	2,678,773
Total cash and investments	$36,991,056	$43,261,188

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

The financial assets for which we perform recurring measurements are cash equivalents and investments in warrants. As of September 30, 2015, financial assets utilizing Level 1 inputs included cash equivalents. Financial assets utilizing Level 2 inputs included investments in warrants.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations may also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. We did not rely on Level 3 input for valuation of our securities at September 30, 2015.

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

If the Merger becomes effective, the 2010 Plan will terminate with no further grants being made thereunder, and shares with respect to all grants outstanding under the 2010 Plan will be issued or transferred under the Aralez Pharmaceuticals Limited 2015 Long-Term Incentive Plan.

Index
Time-Based Stock Awards

For the nine months ended September 30, 2015 and 2014, the Company recognized $517,000 and $720,000, respectively, in compensation expense related to time-base stock awards.

No new time-based awards were granted during the nine months ended September 30, 2015 and September 30, 2014. Previously, the fair value of each time-based award was estimated on the date of grant using the Black-Scholes option valuation model. Historically, the expected volatility rate was estimated based on an equal weighting of the historical volatility of POZEN common stock over approximately a six-year period, the expected term was based upon average historical terms to exercise and the risk-free interest rate was based on six-year U.S. Treasury securities. The pre-vesting forfeiture rates used were also based on historical rates. We adjust the estimated forfeiture rate based upon actual experience.

A summary of the time-based stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, are as follows:

Time-Based Stock Awards	Underlying Shares (000s)	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	2,341	$7.39	4.1	$4,382
Granted	―	―
Exercised	(65)	4.09
Forfeited or expired	―	―
Outstanding at March 31, 2015	2,277	7.48	3.8	$3,796
Exercisable at March 31, 2015	2,095	$7.79	3.5	$3,098
Vested or expected to vest at March 31, 2015	2,249	$7.48	3.8	$3,751
Granted	―	―
Exercised	(582)	5.84
Forfeited or expired	(33)	13.77
Outstanding at June 30, 2015	1,662	7.90	3.5	$5,467
Exercisable at June 30, 2015	1,480	$8.39	3.1	$4,300
Vested or expected to vest at June 30, 2015	1,634	$7.90	3.5	$5,377
Granted	―	―
Exercised	(68)	4.95
Forfeited or expired	(3)	3.87
Outstanding at September 30, 2015	1,591	8.03	3.2	$1,053
Exercisable at September 30, 2015	1,528	$8.20	3.0	$929
Vested or expected to vest at September 30, 2015	1,581	$8.03	3.2	$1,047

The aggregate intrinsic value of options outstanding represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. A total of 715,000 stock options were exercised during the nine months ended September 30, 2015 with an intrinsic value of $2.1 million, and a total of 994,000 stock options were exercised during the nine months ended September 30, 2014 with an intrinsic value of $2.7 million.

A summary of the time-based nonvested awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Nonvested outstanding at December 31, 2014	477	$3.85
Granted	―	―
Forfeited or expired	―	―
Vested	(296)	4.47

Nonvested outstanding at March 31, 2015	181	$3.87
Granted	―	―
Forfeited or expired	―	―
Vested	―	―

Nonvested outstanding at June 30, 2015	181	$3.87
Granted	―	―
Forfeited or expired	(3)	3.87
Vested	(115)	3.87

Nonvested outstanding at September 30, 2015	63	$3.87

Index
Restricted Stock and Restricted Stock Units

For the nine months ended September 30, 2015 and 2014, the Company recognized $4.4 million and $770,000, respectively, in compensation expense related to restricted stock units.

A summary of the restricted stock unit awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Restricted stock outstanding at December 31, 2014	1,109	$7.14
Granted	―	―
Vested and released	(49)	7.17
Forfeited or expired	―	―

Restricted stock outstanding at March 31, 2015	1,060	$7.14
Granted	3,543	7.76
Vested and released	(37)	7.35
Forfeited or expired	―	―

Restricted stock outstanding at June 30, 2015	4,566	$7.62
Granted	113	11.18
Vested and released	―	―
Forfeited or expired	(5)	7.22

Restricted stock outstanding at September 30, 2015	4,674	$7.70

As of September 30, 2015 there was an aggregate $27.9 million of unrecognized compensation expense related to unvested restricted stock units. Of the aggregate amount, $24.0 million unrecognized compensation expense related to unvested restricted stock units under the June 2015 award of 3,421,562 restricted stock units with a grant-date per-share fair value of $7.64. There were 3.9 million unvested restricted stock units outstanding at September 30, 2015 and 401,000 unvested restricted stock units outstanding at September 30, 2014. The total fair value of restricted stock that vested during the nine months ended September 30, 2015 and 2014 was $636,000 and $726,000, respectively.

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

During a pre-submission meeting with respect to its NDA for YOSPRALA in April 2012, the U.S. Food and Drug Administration, or FDA suggested that the Company also seek approval for a lower dose formulation of the product containing 81 mg of enteric coated aspirin as part of its NDA for YOSPRALA. The Company decided to include data and information relating to a lower dose formulation in its NDA. Generation of additional data with respect to lower dose formulation of YOSPRALA and incorporation of data into the NDA for YOSPRALA would delay submission of the NDA from the original planned submission date.

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

As of September 30, 2015, there was $2,000 in unrecognized compensation expense related to performance-based awards granted under the PA32540 and PA8140 incentive programs. During the nine months ended September 30, 2015, the Company recognized $784,000 in compensation expense related to performance-based awards, of which $779,000 was recognized related to the performance-based stock awards vesting acceleration, as defined under the separation agreement with the Company’s former President and Chief Executive Officer. During the nine months ended September 30, 2014, there was expense of $425,000 recorded for performance-based awards.

A summary of the performance-based stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, are as follows:

	Underlying Shares (000s)	Weighted-Average Exercise Price

Performance-based outstanding at December 31, 2014	368	$8.12
Granted	―	―
Exercised	(10)	1.98
Forfeited or expired	―	―

Performance-based outstanding at March 31, 2015	358	$8.29
Granted	―	―
Exercised	(15)	5.17
Forfeited or expired	(30)	9.15

Performance-based outstanding at June 30, 2015	313	$8.36
Granted	154	8.83
Exercised	(15)	5.56
Forfeited or expired	(8)	4.66
Performance-based outstanding at September 30, 2015	444	$8.69

Index
The September 30, 2015 remaining expense amount is expected to be recognized, at the time of the grant vesting, over the period ending in first quarter 2016. Under the PA32540 and PA8140 incentive programs, there were 122,000 unvested performance-based options outstanding at September 30, 2015. No performance-based awards vested during the nine months ended September 30, 2015 and September 30, 2014. There were 444,000 and 243,000 vested performance-based options outstanding at September 30, 2015 and September 30, 2014, respectively. There were 37,000 awards forfeited during the nine months ended September 30, 2015 and 88,000 awards forfeited during the nine months ended September 30, 2014. A total of 40,000 performance-based awards were exercised during the nine months ended September 30, 2015 and 32,000 performance-based awards were exercised during the nine months ended September 30, 2014. At September 30, 2015, the performance-based options had an intrinsic value of $1.5 million and a remaining weighted contractual life of 6.2 years.

Net Income (Loss) Per Share— Basic and diluted net income or loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014. During the three and nine months ended September 30, 2015 and 2014, the Company had potential common stock equivalents related to its outstanding stock options and restricted stock units. These outstanding stock options and restricted stock units were awarded under the Company’s stock option plans and they have vested or may vest to the option holder upon the completion of predetermined service periods or performance criteria. Vested awards are eligible for conversion into common stock. These potential common stock equivalents, were not included in diluted net loss per common share amounts, during the three and nine months ended September 30, 2015, since the effect would have been antidilutive. The Company has excluded the impact of any shares which might be issued under its Stockholders Rights Plan from the earnings per share calculation because the rights are not exercisable since the specified contingent future event has not occurred.

Reconciliation of denominators for basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	32,732,686	31,589,192	32,476,358	31,118,572
Effect of dilutive employee and director awards	―	1,360,587	―	1,495,479
Diluted weighted-average shares outstanding and assumed conversions	32,732,686	32,949,779	32,476,358	32,614,051

If there is any change in the number or kind of shares of company stock outstanding or if the value of outstanding shares of company stock is substantially reduced as a result of an extraordinary dividend or distribution, the 2010 Plan requires that an equitable adjustment be made to all outstanding grants to preclude dilution of rights and benefits under the plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, a dividend equivalent was provided to all outstanding grants. The adjustments were in the form of additional RSUs to RSU holders or an adjustment to both the outstanding number of options and their strike price; all adjustments were made in compliance with Sections 409A and 424 of the Internal Revenue Code. In addition, the 2010 Plan provides for an adjustment to the number of common shares available for grant under the stock option plan. Therefore, as a result of the December 31, 2013 cash dividend distribution, the number of common shares available for grant was adjusted by 416,971 shares and that increase is reflected in the table below.

At September 30, 2015, shares of our common stock reserved for future issuance are as follows:

Common shares available for grant under stock option plans	2,163,703
Common shares issuable pursuant to options and restricted stock units granted under equity compensations plans	6,709,036
Rights Plan shares issuable as Series A Junior Participating Preferred Stock	90,000
Total Reserved	8,962,739

Index
Leases—On February 16, 2009, the Company modified certain terms to our existing lease agreement, dated November 21, 2001, relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina. Under the terms of the modification, the lease term was extended for an additional 5 years and 7 months, terminating on September 30, 2015. The modification also provides the Company with a reduced notice period of 7 months for renewals of the lease. The Company is also entitled to a 3-year lease extension option available at the end of the term and a first offer right on available space located within the Exchange Office Building property. As a result of entering into the modification, the Company’s noncancellable future minimum lease payments for operating leases increased by approximately $2.7 million over the lease term. The Company is recognizing rent expense on a straight-line basis over the term of the lease which resulted in a negative deferred rent balance of $43,400 at September 30, 2015. On July 15, 2015, the Company signed a six-month extension to its lease, adding approximately $52,000 to its lease commitments.

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

Contingencies —On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s Laboratories, Ltd and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of U.S. Patent No. 6,926,907 (the “'907 patent”) in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against U.S. Patent No. 5,714,504 (the “'504 patent”), U.S. Patent No. 6,369,085 (the “'085 patent”), U.S. Patent No. 6,875,872 (the “'872 patent”), U.S. Patent No. 7,411,070 (the “'070 patent”), and U.S. Patent No. 7,745,466 (the “'466 patent”), which are assigned to AstraZeneca or its affiliates and listed in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2013, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the other actions as described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2014 and expert discovery closed on June 25, 2015. In view of the retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin Ltd., or Lupin, informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. On November 19, 2014, an amended complaint was filed in which the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin. On December 3, 2014, another amended complaint was filed in which the ‘504 patent, assigned to AstraZeneca or its affiliates, was not asserted against Lupin. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

Index
On September 19, 2011, we and AstraZeneca received Paragraph IV Notice Letter from Anchen Pharmaceuticals, Inc., or Anchen, informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is not known to the Company when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the '504 patent, the '085 patent, the '070 patent, the '466 patent and, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013, we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that the   '907 is not invalid. On August 12, 2013, Dr. Reddy’s filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, we and AstraZeneca filed a Motion for an Order Denying Dr. Reddy’s Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy’s Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy’s Motion. On July 9, 2015, Dr. Reddy’s renewed its Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent.  On August 13, 2015, we and Horizon Pharma USA Inc., or Horizon, assignee of AstraZeneca, filed an Opposition to Dr. Reddy’s Motion. This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Watson Laboratories, Inc. – Florida, or Watson, now Actavis, informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company, and the ‘504 patent, the '085 patent,  the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. On March 11, 2015, a Stipulation of Counts Related to Certain Patents was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Actavis’s defenses and counterclaims relating to those patents and the ‘424 patent. On April 9, 2015, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Mylan Pharmaceuticals Inc., or Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca advised us that it had elected to exercise its first right to prosecute the infringement suit against Mylan. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. On February 13, 2015, the Court entered a Joint Stipulation of Dismissal of Counts Related to Certain Patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

As part of the purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMOVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014, February 2, 2014, and February 20, 2014, the Court granted Horizon’s motions.

On October 7, 2014, the United States Patent Office issued United States Patent No. 8,852,636 (“the ‘636 patent”). The ‘636 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.  On October 14, 2014, the United States Patent Office issued United States Patent No. 8,858,996 (“the ‘996 patent”).  The ‘996 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is also related to the ‘907 and ‘285 patents.  On October 21, 2014, the United States Patent Office issued United States Patent No. 8,865,190 (“the ‘190 patent”). The ‘190 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.    Horizon has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘636, ‘996 and ‘190 patents and, accordingly, on May 13, 2015, we, and Horizon filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Actavis and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘636 and ‘996 patents. On June 18, 2013, we, and Horizon filed an Amended Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan, adding the ‘190 patent to the case.  The cases are in the initial phase.

On February 24, 2015, Dr. Reddy’s filed a Petition for Inter Partes Review ("IPR") of the ’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. We and Horizon filed a Preliminary Response on July 13, 2015. On October 9, 2015, the PTAB denied Dr. Reddy’s Petition.

On May 21, 2015, the Coalition for Affordable Drugs VII L.L.C., or CFAD, filed a Petition for IPR of the ’907 patent with the PTAB of the U.S. Patent and Trademark Office. On September 18, 2015, we and Horizon filed a Preliminary Response. The PTAB has three months from the date of the Preliminary Response in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’907 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’907 patent in both the IPR and district court settings.

On June 5, 2015, CFAD filed a Petition for IPR of the’966 patent with the PTAB of the U.S. Patent and Trademark Office. On September 18, 2015, we and Horizon filed a Preliminary Response. Upon receipt of such a Preliminary Response, the PTAB has three months from the date of the Preliminary Response in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’966 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’966 patent in both the IPR and district court settings.

On August 7, 2015, CFAD filed a Petition for IPR of the ‘636 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by November 17, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘636 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ’636 patent in both the IPR and district court settings.

On August 12, 2015, CFAD filed a Petition for IPR of the ‘621 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by November 24, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘621 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ’621 patent in both the IPR and district court settings.

Index
On August 19, 2015, Lupin filed three Petitions for IPR, seeking review of the ‘996, ‘636 and ‘190 patents with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Responses by November 28, 2015. Upon receipt of each Preliminary Response, the PTAB has three months in which to institute or deny the respective IPR proceeding. If the PTAB decides to institute the IPR proceeding, Lupin will have the opportunity to challenge the validity of the respective patents in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ‘996, ‘636 and ‘190 patents in both the IPR and district court settings.

In Canada, on January 20, 2015, AstraZeneca Canada Inc., or AstraZeneca Canada, received a Notice of Allegation from Mylan Pharmaceuticals ULC, or Mylan Canada, informing us that Mylan Canada has filed an Abbreviated New Drug Submission or, ANDS, in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of POZEN’s Canadian Patent No. 2,449,098 (the “'098 patent”). AstraZeneca Canada is the licensee pursuant to a Collaboration Agreement with us, and the '098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products. A Notice of Allegation in Canada is similar to a Paragraph IV Notice Letter in the United States, and in response, we and AstraZeneca Canada, as the patentee, commenced a proceeding in the Federal Court of Canada in relation to the '098 patent on March 5, 2015. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The current schedule as approved by the Court provides for the service of affidavit evidence of AstraZeneca Canada and POZEN by September 11, 2015 and affidavit evidence of Mylan Canada by January, 8, 2016. The parties are to complete cross-examinations on the affidavit evidence by April 29, 2016. The Written Records for the hearing are to be served by AstraZeneca and POZEN by July 4, 2016 and by Mylan Canada by September 2, 2016. A three day hearing of the matter has been scheduled to begin on November 21, 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the '098 patent because none of Mylan Canada’s allegations in respect of the '098 patent are justified; the proceeding will not finally decide '098 patent validity or infringement. The '098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, the ‘636 patent and the ‘996 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  As explained above, we and Horizon have filed patent infringement lawsuits against Dr. Reddy’s in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘285, ‘636 and ‘996 patents.

On June 1, 2015, we and Horizon received a second Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of the 500 mg strength of VIMOVO.  Actavis’ amended certifications relate to the ‘636 and ‘996 patents and United States Patent Nos. 8,945,621 (“the ‘621 patent”), which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  As explained above, we and Horizon have filed patent infringement lawsuits against Actavis in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘636 and ‘996 patents.

On July 17, 2015, we and Horizon received a second Paragraph IV Notice Letter from Lupin informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Lupin’s amended certifications relate to the ‘636 and ‘996 patents which are each assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  As explained above, we and Horizon have filed patent infringement lawsuits against Lupin in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘636 and ‘996 patents.

On October 12, 2015, we and Horizon received a third Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of the 375 mg strength of  VIMOVO.  Actavis’ amended certifications relate to the ‘907, ‘285, ‘636, ‘996 and ‘621 patents, which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire between 2022 and 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We have incurred an aggregate of $18.2 million in legal fees through September 30, 2015 related to our intellectual property litigation. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed below in the section entitled “Item 1A --Risk Factors” of Part II of this report. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

The success of our business is highly dependent on the marketplace value of our ideas and the related patents we obtain, our ability to obtain approval to sell the developed products from the required regulatory agencies, and our ability to successfully commercialize our products. Under our earlier business model, we hired experts with strong project management skills in the specific disciplines we believed were important to maintain within our company. We contracted with and manage strong outsource partners as we complete the necessary development work, permitting us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. This allowed us to control our annual expenses, but to utilize “best in class” resources as required. We decided to retain ownership of our PA product candidates for cardiovascular indications which contain a combination of a proton pump inhibitor and enteric coated aspirin in a single tablet, through the clinical development and pre-commercialization stage. We are in the process of developing the commercialization strategy for these products and conducting all the required pre-commercialization activities.

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

Index
On April 25, 2014, we received a complete response letter, or CRL, from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its then-current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On November 29, 2014, we executed a termination agreement with Sanofi U.S. terminating the license agreement for PA. As of the termination date, all licenses granted to Sanofi U.S. were terminated and all rights to the products licensed to Sanofi U.S. under the agreement reverted to us. The termination agreement further provides for the transfer of specified commercial know-how developed by Sanofi U.S. relating to the PA products to us and allows us, and any future collaborators, to use this know-how to commercialize the products. We are currently evaluating all strategic options available to us now that we have full ownership of the PA products.

On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending.

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

 Our business and operations model is evolving.  On June 1, 2015, our Board appointed Adrian Adams as our new Chief Executive Officer and Andrew I Koven as our new President and Chief Business Officer, each of whom has experience creating, leading and expanding pharmaceutical companies with marketing and sales capabilities.  If the proposed business combination with Tribute is approved by our stockholders and Tribute’s shareholders and such transaction and concurrent equity and debt financings are closed, we will become a specialty pharmaceutical company focused on cardiovascular and pain therapies with a diversified portfolio of marketed products and developmental stage product candidates in the United States and Canada.

Proposed Business Combination with Tribute Pharmaceuticals Canada Inc.

On June 8, 2015, we and Tribute agreed to a business combination under the terms of the Merger Agreement. On August 19, 2015, the parties amended the Merger Agreement pursuant to that certain Amendment No. 1 to the Merger Agreement, whereby the US Merger Sub replaced ARLZ US Acquisition Corp. as a party to the Merger Agreement in order to optimize the corporate structure of the Parent in the future.

In order to effect the transactions contemplated by the Merger Agreement, US Merger Sub, an indirect subsidiary of Parent, will be merged with and into the Company to effect the Merger. We will be the surviving corporation and, through the Merger, will become an indirect wholly-owned subsidiary of Parent. The merger of the Company into US Merger Sub will be effected under Delaware law so that we will be reorganized into a holding company structure. In accordance with the Merger Agreement, Can Merger Sub will offer to acquire, and will acquire, all of the Tribute Common Shares pursuant the Arrangement. Upon completion of the Arrangement, Tribute will also become an indirect wholly-owned subsidiary of Parent. Upon completion, the Merger and the Arrangement do not constitute a change of control of the Company.

Index
As a result of the Merger, each share of the Company’s common stock will be converted into the right to receive from Parent one Parent Share for each share of the Company common stock that they own as of the record date as Merger Consideration. Pursuant to the Arrangement, each outstanding Tribute Common Share will be exchanged for 0.1455 Parent Shares. Upon completion of the Merger and Arrangement, current stockholders of the Company will own approximately 66% of the outstanding Parent Shares, and current Tribute shareholders will own approximately 34% of the outstanding Parent Shares before giving effect to (i) any exercise of outstanding options and warrants or the vesting and delivery of shares underlying RSUs of either company and (ii) the Parent Shares to be issued to new investors pursuant to the equity and debt financings described below. It is expected that Parent Shares will be listed and traded on NASDAQ under the symbol “ARLZ” and application has been made to list the Parent Shares on the TSX under the symbol “ARZ”.

In connection with the proposed Merger and Arrangement, Parent filed with the SEC a registration statement on Form S-4 on July 20, 2015, as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015, that includes the joint proxy statement/prospectus of Parent and the Company that also constitutes a prospectus of Parent. Such registration statement was declared effective by the SEC on November 5, 2015. On November 6, 2015, we began mailing the joint proxy statement/prospectus to our stockholders in connection with the transaction.

The completion of the Merger and Arrangement is subject to the approval of our stockholders and the shareholders of Tribute. In addition, the Merger and the Arrangement are subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the declaration by the SEC of the effectiveness of the joint proxy Statement/prospectus of the Parent and the Company  on Form S-4 described above, (iii) the approval of the listing on NASDAQ and the TSX of the Parent Shares to be issued in connection with the Merger and Arrangement, and (iv) the conditions to closing the equity and debt financings described below having been met or waived.

On June 8, 2015, we also executed the Subscription Agreement by and among Purchaser, Tribute, Parent, and the Investors.  Pursuant to the Subscription Agreement, subject to the closing of the Merger and the Arrangement and the approval of our stockholders with respect to Proposals 2 and 3 of the Form S-4, Parent will issue and sell to Purchaser and the Investors, concurrently with the closing of the transactions contemplated by the Merger Agreement, $75 million of the Parent Shares in a private placement at a purchase price of $7.20 per Parent Share.  The Subscription Agreement provides that Parent will prepare and file two registration statements with the SEC to effect a registration of the Parent Shares issued under the Subscription Agreement within 60 days of the date of the signing of the Subscription Agreement and for certain other registration rights for each of Purchaser and the Investors under the Securities Act and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. In satisfaction of the above condition, on August 7, 2015 Parent filed two registration statements on Form S-1, one of which registered the Parent Shares to be owned by the Investors and the other which registered the Parent Shares to be owned by Purchaser.  The Subscription Agreement does not close until the closing of the Merger.

On October 29, 2015, we executed the Facility Agreement among the Parent, the Borrower, Tribute, Deerfield Private Design, Deerfield International, Deerfield Partners and the Lenders.  Pursuant to the Facility Agreement, subject to the closing of the transactions contemplated by the Merger Agreement, the Borrower will borrow from the Lenders up to an aggregate principle amount of $275 million, of which (i) $75 million will be in the form of Exchange Notes issued and sold by Borrower at the merger effective time to Deerfield Private Design or its registered assigns, upon the terms and conditions of the Facility Agreement, and (ii) up to an aggregate principal amount of $200 million, which will be made available for Permitted Acquisitions and will be in the form of Acquisition Notes, evidencing the Acquisition Loans, upon the terms and conditions and subject to the limitations set forth in the Acquisition Notes, all subject to the terms and conditions of the Facility Agreement. The Facility Agreement amends and restates the original debt facility agreement executed by us on June 8, 2015 by substituting former "convertible" notes with the Exchange Notes, designating Stamridge Limited as the Borrower and issuer of the Exchange Notes and Acquisition Notes, and providing the Borrower with the option of settling the Exchange Notes for cash. This agreement does not close until the closing of the Merger.

In connection with the Facility Agreement, on October 29, 2015 the Lenders and Parent also entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”).  The Registration Rights Agreement amends and restates the original registration rights agreement that the parties entered into on June 8, 2015 in order to provide for certain changes required as a result of the Facility Agreement, as discussed above.  Pursuant to the Amended and Restated Registration Rights Agreement, Parent agreed to prepare and file with the SEC a registration statement to effect a registration of the Parent Shares issued or issuable upon exchange of or pursuant to the Exchange Notes (the “Registerable Securities”), covering the resale of the Registerable Securities and such indeterminate number of additional ordinary shares as may become issuable upon exchange of or otherwise pursuant to the Exchange Notes to prevent dilution resulting from certain corporate actions. Such registration statement must be filed within 45 calendar days following the date of issuance of the Exchange Notes, which deadline was satisfied by the filing of a registration statement on Form S-1 on August 7, 2015. In the event the SEC does not permit all of the Registerable Securities to be included in the Registration Statement or if the Registerable Securities are not otherwise included in a Registration Statement filed under the Registration Rights Agreement, Parent has agreed to file an additional registration statement by no later than the Additional Filing Deadline (as defined in the Registration Rights Agreement) covering the resale of all Registerable Securities not already covered by an existing and effective registration statement for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act. The Registration Rights Agreement also provides for piggy-back registration, subject to the terms and conditions of the Registration Rights Agreement.

A description of the Merger Agreement, and the Subscription Agreement, as well as other agreements related to the Merger and financing transactions is set forth in a Form 8-K we filed with the SEC on June 8, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. A description of the Facility Agreement and the Registration Rights Agreement is set forth in a Form 8-K we filed with the SEC on October 30, 2015 and copies of these agreements are attached as exhibits to such Form 8-K. The foregoing description of these agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements.

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

On May 13, 2014, we, Glaxo Group Limited, d/b/a GlaxoSmithKline, or GSK, CII and Pernix entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the U.S. to Pernix. Upon the closing of the divestiture on August 20, 2014, GSK assigned the Product Development and Commercialization Agreement executed as of June 11, 2003 between us and GSK, the Treximet Agreement, to Pernix. Immediately following the closing of the divestiture, Amendment No. 1 to the Treximet Agreement, or Amendment No.1, between us and Pernix became effective. Amendment No. 1, among other things, amends the royalty provisions of the Agreement to provide for a guaranteed quarterly minimum royalty payable to CII of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. Amendment No. 1 also eliminates restrictions in the Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits POZEN to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix also issued us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28, the closing price of Pernix common stock as listed on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2,479,000. Lastly, we, GSK, Pernix and CII executed a letter agreement whereby we expressly consented to the assignment by GSK and the assumption by Pernix of the Treximet Agreement. On July 30, the parties entered into Amendment No. 2 to the Treximet Agreement which will permit Pernix’s Irish affiliate to which Pernix will assigns its rights to further assign the Agreement without our prior written consent as collateral security for the benefit of the lenders which financed the acquisition. Amendment No. 2 became effective upon the closing of the divestiture, which occurred on August 20, 2014.

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

The NDA for VIMOVO was submitted on June 30, 2009 and was accepted for filing by FDA in August 2009. POZEN received a $10.0 million milestone payment from AstraZeneca in September 2009 for the achievement of such milestone. In May 2010, we had received a $20.0 million milestone payment when we received FDA approval of VIMOVO. In October 2009, AstraZeneca submitted a Marketing Authorization Application, or MAA, for VIMOVO in the European Union, or EU, via the Decentralized Procedure, or DCP, and has filed for approval in a number of other countries which are not covered by the DCP. On October 11, 2010, we announced with AstraZeneca that VIMOVO had received positive agreement for approval in 23 countries across the EU following all 22 Concerned Member States agreeing with the assessment of the Netherlands Health Authority (“MEB”), acting as the Reference Member State for the DCP. We received a $25.0 million milestone payment when pricing and reimbursement for VIMOVO was granted in the United Kingdom.

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

Index
On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We saw a decline in VIMOVO prescriptions in the first quarter of 2015 of approximately 20% versus the fourth quarter of 2014, but saw a greater than 50% increase in the second quarter of 2015 as compared to the first quarter of 2015. In the third quarter of 2015, we saw a further 8% increase in total VIMOVO prescriptions (TRx’s) such that third quarter 2015 TRx’s were >30% more than the TRx’s in the fourth quarter of 2014.

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in four IPRs brought by CFAD and three IPRs brought by Lupin.  A petition for IPR brought by Dr. Reddy’s was dismissed on October 9, 2015. We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described beginning on page 14 of this Form 10-Q under the heading “Contingencies.”

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA 8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA reviewed such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in the CRL.

On June 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review. FDA regulations allowed us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward qualifying and seeking FDA’s approval for an alternative back up supplier.

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

We have incurred significant losses since our inception and have not yet generated significant revenue from product sales. As of September 30, 2015, our accumulated deficit was approximately $121.4 million. We record revenue under the following categories: royalty revenues and licensing revenues. Our licensing revenues include upfront payments upon contract signing, additional payments if and when certain milestones in the product’s development or commercialization are reached, while the royalty payments are based on product sales. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and sales, general and administrative expenses. Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to preclinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. Since inception, our research and development expenses have represented approximately 60% of our total operating expenses. For the nine months ended September 30, 2015, our research and development expenses represented approximately 13% of our total operating expenses.

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

● Our ability to successfully defend our regulatory market exclusivity and patent rights against challenges by generic companies and others and to succeed in obtaining extensions of such exclusivity for which we may be eligible;

Index
● Our ability to commercialize our products either ourselves or with commercial partners in a highly regulated and extremely competitive marketplace;

● The possible acquisition and/or in-licensing, and development of our therapeutic product candidates; and

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

Status and Expenses Related to Our Approved Products and Product Candidates

There follows a brief discussion of the status of the development of our approved products and our product candidates, as well as the costs relating to our development activities. Our direct research and development expenses were $2.9 million for the nine months ended September 30, 2015 and $2.5 million for the nine months ended September 30, 2014. Our research and development expenses that are not direct development costs consist of personnel and other research and development departmental costs and are not allocated by product candidate. We generally do not maintain records that allocate our employees’ time by the projects on which they work and, therefore, are unable to identify costs related to the time that employees spend on research and development by product candidate. Total compensation and benefit costs for our personnel involved in research and development were $2.1 million for the nine months ended September 30, 2015 and $2.2 million for the nine months ended September 30, 2014. Total compensation included $0.1 million and $0.4 million charge for non-cash compensation for stock option expense for the nine months ended September 30, 2015 and September 30, 2014, respectively. Other research and development department costs were $0.1 million for the nine months ended September 30, 2015 and $0.1 million for the nine months ended September 30, 2014.

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

Index
Since inception we have incurred total direct development costs of $26.6 million associated with the development of our MT 400 and Treximet programs. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

Index
On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. We continue to assess the financial impact this decision will have on our royalty revenue. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As required by the terms of our agreement with AstraZeneca, we gave our consent to AstraZeneca’s divestiture of such rights to Horizon because we believed that Horizon’s expertise in commercializing products for pain and inflammatory disease, including a similar combination product containing a NSAID and a gastroprotective agent, make it an excellent partner to maximize the potential of VIMOVO in the United States. We were also able to negotiate a guaranteed annual minimum royalty in the United States in the amount of $5.0 million in calendar year 2014, and a guaranteed annual minimum royalty amount of $7.5 million each calendar year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We saw a decline in VIMOVO prescriptions in the first quarter of 2015 of approximately 20% versus the fourth quarter of 2014, but saw a greater than 50% increase in the second quarter of 2015 as compared to the first quarter of 2015. In the third quarter of 2015, we saw a further 8% increase in total VIMOVO prescriptions (TRx’s) such that third quarter 2015 TRx’s were >30% more than the TRx’s in the fourth quarter of 2014.

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

Our PA product candidates, PA32540 and PA8140, which we refer to as YOSPRALA 81/40 and YOSPRALA 325/40, have completed clinical development testing in the United States. Based upon the FDA’s earlier confirmation that endoscopic gastric ulcers were an acceptable primary endpoint, in October 2009, we began two pivotal Phase 3 and one long-term safety study for PA32540 for the cardiovascular indication. The primary endpoint was met in both studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking PA32540 compared to 325 mg enteric-coated aspirin.

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

Generation of additional data with respect to PA8140 and incorporation of data into the NDA for PA32540 delayed submission of the NDA from the original planned submission date in the third quarter of 2012. The NDA was filed for both products in March 2013 and in May 2013 the FDA accepted the NDA for review. The FDA assigned a user fee date of January 24, 2014. As part of our continuing discussions with the FDA concerning the NDA for PA32540 and PA8140 tablets, we decided to conduct an additional comparative Phase 1 pharmacokinetic study to determine the pharmacokinetic profile of the omeprazole component of PA8140 tablets and compare it to that of PA32540 tablets. We submitted study information and data to the FDA as it became available during the conduct of the study and FDA agreed to review such information and data from the study when submitted. The final study report for the study was submitted to the FDA in accordance with our agreed timeline. FDA has informed us that the Company’s user fee date was April 25, 2014. On April 25, 2014, we received a CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA in its current form. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. Satisfactory resolution of these deficiencies is required before the NDA may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA8140 or PA32540 and no other deficiencies were noted in CRL. On September 30, 2014, we resubmitted the NDA for PA32540 and PA8140 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.

On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. We continue to assist the FDA compliance division with their review.

FDA regulations allowed us to request a Type A meeting with the FDA to discuss the next steps required to gain approval of our NDA. The FDA granted the Type A meeting, which was held in late January 2015. At the meeting, representatives from the FDA’s Office of Compliance stated that the active ingredient supplier’s responses to the 483 inspectional observations submitted in May 2014 were still under review, but that the review had been placed on a fast track and the Office of Compliance would be communicating with the supplier in the coming weeks. The active ingredient supplier has informed POZEN that they received a warning letter relating to the Form 483 inspection deficiencies. They have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. We have had continuing discussions with FDA about these issues and the impact on our NDA and with our active ingredient supplier regarding the corrective actions it is taking to address the inspectional observations at its facility. We are also working toward qualifying and seeking FDA’s approval for an alternative back up supplier.

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

We cannot reasonably estimate or know the amount or timing of the costs necessary to continue development and/or complete the development of any PA product candidates we may seek to develop or when, if and to what extent we will receive cash inflows from any PA products. The additional costs that may be incurred include expenses relating to clinical trials and other research and development activities and activities necessary to obtain regulatory approvals. We decided to retain control of our PA product candidates for cardiovascular indications through the clinical development and pre-commercialization stage. On September 3, 2013 we entered into a License and Collaboration Agreement with Sanofi U.S. to commercialize our PA product candidates containing an immediate release PPI and 325 mg or less of delayed release or enteric coated aspirin in the United States. Even though the License and Collaboration Agreement was terminated on November 29, 2014, we believe we were able to negotiate more favorable terms with Sanofi U.S. for rights to commercialize the products in the United States than we had licensed the product candidates at an earlier stage in development and will be able to achieve more favorable terms with other partners outside the United States if we are successful in licensing PA products in other territories in the future.

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

We have incurred direct development costs associated with the development of our PA program of $2.8 million during the nine months ended September 30, 2015. Since inception we have incurred a total direct development cost of $77.4 million associated with the development of our PA program. Our direct development costs do not include the cost of research and development personnel or any allocation of our overhead expenses.

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

AstraZeneca AB (AstraZeneca)/ Horizon Pharma USA Inc. (Horizon)

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

On September 30, 2015 we have receivables of $5.8 million related to VIMOVO royalty revenue, $4.6 million related to U.S. sales and $1.2 million related to ROW sales. The agreement, unless earlier terminated, will expire upon the payment of all applicable royalties for the products commercialized under the agreement. Either party has the right to terminate the agreement by notice in writing to the other party upon or after any material breach of the agreement by the other party, if the other party has not cured the breach within 90 days after written notice to cure has been given, with certain exceptions. The parties also can terminate the agreement for cause under certain defined conditions. In addition, AstraZeneca can terminate the agreement, at any time, at will, for any reason or no reason, in its entirety or with respect to countries outside the U.S., upon 90 days’ notice. If terminated at will, AstraZeneca will owe us a specified termination payment or, if termination occurs after the product is launched, AstraZeneca may, at its option, under and subject to the satisfaction of conditions specified in the agreement, elect to transfer the product and all rights to us.

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

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in four IPRs brought by CFAD and three IPRs brought by Lupin.  A petition for IPR brought by Dr. Reddy’s was dismissed on October 9, 2015. We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described beginning on page 14 of this Form 10-Q under the heading “Contingencies.”

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net (loss) income per share: Net loss attributable to common stockholders for the three months ended September 30, 2015 was $(8.1) million, or $(0.25) per share, as compared to net income of $6.8 million, or $0.20 per share, on a diluted basis, for the three months ended September 30, 2014. The net loss for the three months ended September 30, 2015 included a $(2.0) million, or $(0.06) per share charge for non-cash stock-based compensation expense as compared to $(0.6) million, or $(0.02) per share for the same period of 2014.

Revenue: We recognized total revenue of $5.8 million for the three months ended September 30, 2015 as compared to total revenue of $7.5 million for the three months ended September 30, 2014. The decrease in revenue was primarily due to a decrease of $2.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi U.S. Licensing revenue for the three months ended September 30, 2015 consisted of $5.8 million of royalty revenue compared to $5.5 million of royalty revenue and $2.0 million of other licensing revenue for the three months ended September 30, 2014. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments have been recognized as of December 31, 2014. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $0.8 million to $1.8 million for the three months ended September 30, 2015, as compared to the same period of 2014. The increase was due primarily to an increase in direct development costs for our PA program, as compared to the same period of 2014. Direct development costs for the PA program increased by $0.6 million to $1.0 million, primarily due to additional CMC and manufacturing activities during the three months ended September 30, 2015. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $9.6 million to $12.2 million for the three months ended September 30, 2015, as compared to the same period of 2014. The increase reflects $3.0 million expenses related to the proposed business combination and merger, $1.1 million increase in employee retention amortization, $3.1 million increased staffing costs including non-cash equity expense and $2.4 million increase in commercialization activities, as compared to the same period of 2014. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development and commercialization expenses, and public company activities.

Other income (loss): Interest and bond amortization income was $17,100 for the three months ended September 30, 2015 whereas the quarter ended September 30, 2014 other income was $2.8 million and included a $2.4 million short-term investment gain related to the valuation of the Pernix warrants.

Index
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net (loss) income per share: Net loss attributable to common stockholders for the nine months ended September 30, 2015 was $(24.5) million, or $(0.75) per share, as compared to net income of $12.7 million, or $0.39 per share, on a diluted basis, for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 included a $(5.7) million, or $(0.17) per share charge for non-cash stock-based compensation expense as compared to $(1.9) million, or $(0.06) per share for the same period of 2014.

Revenue: We recognized total revenue of $15.4 million for the nine months ended September 30, 2015 as compared to total revenue of $22.5 million for the nine months ended September 30, 2014. The decrease in revenue was primarily due to a decrease of $7.0 million in amortization of PA licensing revenue from receipt of $15.0 million upfront fee for the PA agreement with Sanofi U.S. Licensing revenue for the nine months ended September 30, 2015 consisted of $15.4 million of royalty revenue compared to $15.5 million of royalty revenue and $7.0 million of other licensing revenue for the nine months ended September 30, 2014. Our licensing and collaboration agreements have terms that include upfront payments upon contract signing and additional payments if and when certain milestones in the product development or related milestones are achieved. All upfront payments have been recognized as of December 31, 2014. Substantive milestone payments are recognized as revenue upon completion of the contractual events.

Research and development: Research and development expenses increased by $0.3 million to $5.1 million for the nine months ended September 30, 2015, as compared to the same period of 2014. The increase was due primarily to increased direct development costs for our PA program and other product development activities during the nine months ended September 30, 2015. We have included in our research and development total expenses the departmental personnel costs associated with our research and development activities and direct costs associated with pharmaceutical development, clinical trials, toxicology activities and regulatory matters.

Sales, general and administrative: Sales, general and administrative expenses increased by $25.8 million to $33.7 million for the nine months ended September 30, 2015, as compared to the same period of 2014. The increase reflects the increased activities which included $7.5 million expense accrual related to our former President and Chief Executive Officer’s separation agreement, $8.1 million expenses related to the proposed business combination and merger, $1.2 million increase in employee retention amortization, $4.1 million increased staffing costs including non-cash equity expense, $3.3 million increase in commercialization activities, and $1.6 million in other activities, as compared to the same period of 2014. Sales, general and administrative expenses consisted primarily of the costs of administrative personnel, facility infrastructure, business development and commercialization expenses, and public company activities.

Other income (loss): A net loss of $153,600 related primarily to the sale of the Pernix warrant was incurred for the nine months ended September 30, 2015 whereas for the same period ended September 30, 2014 other income was $2.9 million and included a $2.4 million short-term investment gain related to the valuation of the Pernix warrants

Income Taxes

Our effective tax rate for the nine month periods ended September 30, 2015 and 2014 was (4.15)% and 0.0%, respectively. Although we have significant loss carryforwards, we project that we will be subject to Alternative Minimum Tax in 2015. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments, including but not limited to the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years.  The effective rate for the quarter ended September 30, 2015, as well as the nine month period ending September 30, 2015 also considers the impact of jurisdictions where losses are generated for which no benefit is recorded due to the likelihood that the tax benefits in those jurisdictions will not be realized, based on all positive and negative evidence available at this time.

The accounting estimates used to compute the interim provision for income taxes may change as new events occur, including the Tribute transaction, additional information is obtained, or the tax environment changes. Since our inception, we have incurred substantial cumulative losses and may incur recurring losses in future periods. The utilization of these loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

We currently file income tax returns in the U.S. federal jurisdiction, and the state of North Carolina. We are no longer subject to federal or North Carolina income tax examinations by tax authorities for years before 2012. However, the loss carryforwards generated prior to 2012 may still be subject to change, if we subsequently begin utilizing these losses in a year that is open under statute and subject to federal or North Carolina income tax examinations by tax authorities.

Index
On May 21, 2015, the Company formed Pozen Limited, which was organized under the laws of Ireland, for the purpose of acquiring the rights to commercialize Yosprala, Treximet and MT 400. On May 27, 2015, the Company and Pozen Limited entered into an intercompany license agreement whereby the Company granted Pozen Limited a non-exclusive right to exercise certain product technologies and related intangible rights with respect to Yosprala, Treximet and MT 400.  In consideration of the grant of the non-exclusive license, Pozen Limited made a fixed royalty payment and will pay additional contingent royalty payments to the Company.  As a result of the intercompany license arrangement, the Company may utilize certain of its existing deferred tax assets to reduce current year income resulting from the transaction. As of September 30, 2015, no cash payment has been made relative to the intercompany license agreement.  At the time cash payment is made, the Company may be subject to withholding taxes.  No provision has been made for these future potential withholding tax obligations.

At September 30, 2015, we had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the nine months ended September 30, 2015 and 2014, there were no such interest and penalties. The Company currently anticipates being able to utilize existing US tax attributes to offset expected US taxable income in 2015, including US taxable income resulting from the intercompany license agreement with POZEN Limited. The Company believes that should the proposed business combination with Tribute Pharmaceuticals Canada Inc. be completed as anticipated within the next twelve months, it is reasonably possible that an unrecognized tax benefit of $17M to $19M related to utilization of these US tax attributes may be established. Additionally, the Company may determine it necessary to make future cash payments of these amounts. The establishment of this unrecognized tax position would impact our effective tax rate.

Liquidity and Capital Resources

At September 30, 2015, cash, cash equivalents and investments in warrants totaled $37.0 million, a decrease of $6.3 million compared to December 31, 2014.  The $6.3 million decrease in cash and investments resulted from the receipt of $15.2 million in VIMOVO royalty payments, legal reimbursement fees, and $2.5 million from the sale of the Pernix warrant.  This was offset by payments of $22.9 million in operating expenses and decrease in investments of $2.7 million for the sale of the Pernix warrant.  Our cash is invested in money market funds that invest primarily in commercial paper and certificates of deposit guaranteed by banks.

We received $15.2 million in operating cash during the nine months ended September 30, 2015 pursuant to the terms of our collaboration agreements with AstraZeneca and Horizon. In addition, our balance sheet included a $5.8 million accounts receivable for royalties under the AstraZeneca and Horizon agreements.

Based upon the indirect method of presenting cash flow, cash used in operating activities totaled $7.2 million and $2.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Net cash provided by investing activities totaled $2.5 million during the nine months ended September 30, 2015 and net cash used in investing activities totaled less than $0.1 million during the nine months ended September 30, 2014. Net cash provided by financing activities during the nine months ended September 30, 2015 totaled $1.1 million and $5.6 million for the nine months ended September 30, 2014. Cash required for our operating activities during 2015, as compared to our 2014 requirements, is projected to increase as a result of increased pre-commercialization activities related to YOSPRALA. During the nine months ended September 30, 2015 and September 30, 2014 we recorded non-cash stock-based compensation expense of $5.7 million and $1.9 million, respectively, associated with the grant of stock options and restricted stock units.

As of September 30, 2015, we had $37.0 million in cash and cash equivalents. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, until the expected cash infusion concurrent with the consummation of the Tribute transaction. If the cash contingent on the closing of the Tribute transaction would not be received, POZEN would likely have to raise additional funds to properly launch YOSPRALA in 2016. Our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. Additionally, we are planning to increase our pre-commercialization costs related to YOSPRALA.

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

Index
Our forecast of the period of time through which we expect that our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including:

•	the number and progress of our clinical trials and other trials and studies;

•	our success, or any delays, in obtaining, regulatory approval of our product candidates and success in, and manner of, commercializing our products;

•	the success of our existing collaborations and our ability to establish additional collaborations;

•	the extent to which we acquire or invest in businesses, technologies or products;

•	costs incurred to enforce and defend our patent claims and other intellectual rights;

•	costs incurred in the defense of our VIMOVO patents against generic companies that have filed ANDAs with the FDA to market the product prior to the expiration of our and AstraZeneca’s patents or generic company and others challenging our patents by filing Petitions for IPRs with the PTAB; and

•	our ability to consummate the combination with Tribute and the proposed equity and debt financings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management’s report on internal control over financial reporting procedures (as defined in Rule 13a-15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On March 14, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the '907 patent in 2023. The ‘907 patent is assigned to POZEN and listed with respect to VIMOVO in the Orange Book. On September 19, 2011, Dr. Reddy’s amended its ANDA to include a Paragraph IV certification against the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, which are assigned to AstraZeneca or its affiliates and listed in the Orange Book, with respect to VIMOVO. The patents listed in the Orange Book which are owned by AstraZeneca or its affiliates expire at various times between 2014 and 2018. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s. Accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on April 21, 2011 in the United States District Court for the District of New Jersey, asserting only the ‘907 patent against Dr. Reddy’s. An amended complaint was filed on October 28, 2011 to include the AstraZeneca patents. On December 19, 2012, the District Court conducted a pre-trial “Markman” hearing to determine claim construction. On May 1, 2013, the Court issued a Markman Order construing the claim terms disputed by the parties. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses. The first Dr. Reddy’s case is considered the lead case and has been consolidated with the other actions as described below for the purpose of pre-trial and discovery. A scheduling order for this case, and all of the consolidated cases, was issued by the Court on June 27, 2014.  Fact discovery closed in the consolidated case on November 20, 2014 and expert discovery closed on June 25, 2015. In view of the retirement of presiding Judge Pisano, on February 9, 2015, the consolidated cases were reassigned to Judge Mary L. Cooper.

On June 13, 2011, we and AstraZeneca received a Paragraph IV Notice Letter from Lupin informing us that Lupin had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, the '466 patent and, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Lupin and, accordingly, we and AstraZeneca filed suit against Lupin on July 25, 2011 in the United States District Court for the District of New Jersey. On November 19, 2014, an amended complaint was filed in which the '085 patent, the '872 patent, the '070 patent, and the '466 patent, all assigned to AstraZeneca or its affiliates, were not asserted against Lupin. On December 3, 2014, another amended complaint was filed in which the ‘504 patent, assigned to AstraZeneca or its affiliates, was not asserted against Lupin. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On September 19, 2011, we and AstraZeneca received Paragraph IV Notice Letter from Anchen informing us that Anchen had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, the '085 patent, the '070 patent, and the '466 patent. The patents are among those listed with respect to VIMOVO in the Orange Book and expire at various times between 2018 and 2023. Anchen’s Paragraph IV Notice Letter asserts that its generic product will not infringe those patents or that those patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Anchen and, accordingly, we and AstraZeneca filed suit against Anchen on October 28, 2011 in the United States District Court for the District of New Jersey. On October 4, 2013, Anchen filed an amendment to its ANDA seeking to change its Paragraph IV certification to a Paragraph III. It is not known to the Company when or if the FDA will enter Anchen’s amendment. On October 25, 2013, Anchen filed a Motion to Dismiss the case against it, based on its proposed re-certification. On November 18, 2013, we and AstraZeneca filed an Opposition to Anchen’s Motion to Dismiss. On June 11, 2014, the Court granted Anchen’s Motion and dismissed the case against them.

On November 20, 2012 we and AstraZeneca received a Paragraph IV Notice Letter from Dr. Reddy’s, informing us that Dr. Reddy’s had filed a second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to POZEN and the '504 patent, the '085 patent, the '070 patent, the '466 patent and, each of which are assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Dr. Reddy’s second Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Dr. Reddy’s on its second ANDA filing and, accordingly, we and AstraZeneca filed suit against Dr. Reddy’s on January 4, 2013, in the United States District Court for the District of New Jersey. On April 15, 2013 a Stipulation of Partial Dismissal was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Dr. Reddy’s defenses and counterclaims relating to those patents. On April 18, 2013, the District Court issued the Stipulation and Order dismissing with prejudice those claims and defenses. On June 28, 2013 we and AstraZeneca filed a Motion for Summary Judgment relating to the second ANDA filing asserting that the '907 patent is not invalid. On August 12, 2013, Dr. Reddy’s filed an opposition to the Motion for Summary Judgment. On March 28, 2014, the District Court denied the Motion. On October 11, 2013, Dr. Reddy’s filed a Motion for Summary Judgment asserting that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent. On November 4, 2013, we and AstraZeneca filed a Motion for an Order Denying Dr. Reddy’s Motion for Summary Judgment Pursuant to Rule 56(d) and an Opposition to Dr. Reddy’s Motion. On May 29, 2014, the Court issued an order denying Dr. Reddy’s Motion. On July 9, 2015, Dr. Reddy’s renewed its Motion for Summary Judgment that the product which is the subject matter of its second ANDA does not infringe the ‘907 patent.  On August 13, 2015, we and Horizon filed an Opposition to Dr. Reddy’s Motion. This case was consolidated with the originally filed Dr. Reddy’s case and is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

Index
On March 29, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Actavis informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Watson’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca has advised us that it has elected to exercise its first right to prosecute the infringement suit against Watson. On May 10, 2013, we and AstraZeneca filed a patent infringement lawsuit against Watson in the U.S. District Court of New Jersey. On March 11, 2015 a Stipulation of Counts Related to Certain Patents was filed which sought dismissal of all infringement claims relating to the '504 patent, the '085 patent, the '872 patent, the '070 patent, and the '466 patent (which are each assigned to AstraZeneca), as well as Actavis’s defenses and counterclaims relating to those patents and the ‘424 patent. On April 9, 2015, the District Court issued a Stipulation and Order dismissing with prejudice those claims and defenses.  The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

On May 16, 2013, we and AstraZeneca received a Paragraph IV Notice Letter from Mylan informing us that it had filed an ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO before the expiration of the ‘907 patent, which is assigned to the Company and the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which is assigned to AstraZeneca or its affiliates. The patents are listed with respect to VIMOVO in the Orange Book and expire at various times between 2014 and 2023. Mylan’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable. AstraZeneca advised us that it had elected to exercise its first right to prosecute the infringement suit against Mylan. On June 28, 2013, we and AstraZeneca filed a patent infringement lawsuit against Mylan in the U.S. District Court of New Jersey. On February 13, 2015, the Court entered a Joint Stipulation of Dismissal of Counts Related to Certain Patents, dismissing claims related to the ‘504 patent, the '085 patent, the ‘424 patent, the '872 patent, the '070 patent, and the '466 patent, each of which assigned to AstraZeneca or its affiliates. The case is currently consolidated for discovery and pretrial purposes with the first filed Dr. Reddy’s case.

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

As part of the purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon Pharma Inc., or Horizon, has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMOVO currently pending in the United States District Court for the District of New Jersey and has assumed patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us. On December 12, 2013, Horizon filed Motions to Join under Fed.R.Civ.Proc. 25(c) as a co-plaintiff in each of the above referenced actions and the consolidated action. On January 31, 2014, February 2, 2014 and February 20, 2014, the Court granted Horizon’s motions.

On October 7, 2014, the United States Patent Office issued the ‘636 patent. The ‘636 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.  On October 14, 2014, the United States Patent Office issued the ‘996 patent.  The ‘996 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is also related to the ‘907 and ‘285 patents.  On October 21, 2014, the United States Patent Office issued the ‘190 patent. The ‘190 patent, entitled “Pharmaceutical compositions for the coordinated delivery of NSAIDs” and assigned to POZEN, is related to the ‘907 and ‘285 patents.    Horizon has advised us that it has elected to exercise its first right to prosecute the infringement of the ‘636, ‘996 and ‘190 patents and, accordingly, on May 13, 2015, we, and Horizon filed patent infringement lawsuits against Dr. Reddy’s, Lupin, Actavis and Mylan in the U.S. District Court of New Jersey alleging that their ANDA products infringe the ‘636 and ‘996 patents. On June 18, 2013, we, and Horizon filed an Amended Complaint in the actions against Dr. Reddy’s, Lupin, Watson and Mylan, adding the ‘190 patent to the case.  The cases are in the initial phase.

Index
On February 24, 2015, Dr. Reddy’s filed a Petition for IPR of the ’285 patent with the Patent Trials and Appeals Board (“PTAB”) of the U.S. Patent and Trademark Office. We and Horizon filed a Preliminary Response on July 13, 2015. On October 9, 2015, the PTAB denied Dr. Reddy’s Petition.

On May 21, 2015, the CFAD filed a Petition for IPR of the ’907 patent with the PTAB of the U.S. Patent and Trademark Office. On September 18, 2015, we and Horizon filed a Preliminary Response, The PTAB has three months from the Preliminary Response in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’907 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’907 patent in both the IPR and district court settings.

On June 5, 2015, CFAD filed a Petition for IPR of the’996 patent with the PTAB of the U.S. Patent and Trademark Office. On September 18, 2015, we and Horizon filed a Preliminary Response The PTAB has three months from the Preliminary Response in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ’996 patent in whole or in part before the PTAB via a patent validity trial.  We and Horizon intend to defend the validity of the ’996 patent in both the IPR and district court settings.

On August 7, 2015, CFAD filed a Petition for IPR of the ‘636 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by November 17, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘636 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ’636 patent in both the IPR and district court settings.

On August 12, 2015, CFAD filed a Petition for IPR of the ‘621 patent with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Response by November 24, 2015. Upon receipt of such a Preliminary Response, the PTAB has three months in which to institute or deny the IPR proceeding. If the PTAB decides to institute the IPR proceeding, CFAD will have the opportunity to challenge the validity of the ‘621 patent in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ’621 patent in both the IPR and district court settings.

On August 19, 2015, Lupin filed three Petitions for IPR, seeking review of the ‘996, ‘636 and ‘190 patents with the PTAB of the U.S. Patent and Trademark Office. We and Horizon may file an optional Preliminary Responses by November 28, 2015. Upon receipt of each Preliminary Response, the PTAB has three months in which to institute or deny the respective IPR proceeding. If the PTAB decides to institute the IPR proceeding, Lupin will have the opportunity to challenge the validity of the respective patents in whole or in part before the PTAB via a patent validity trial. We and Horizon intend to defend the validity of the ‘996, ‘636 and ‘190 patents in both the IPR and district court settings.

In Canada, on January 20, 2015, AstraZeneca Canada received a Notice of Allegation from Mylan Canada informing us that Mylan Canada has filed an ANDS in Canada for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of the ‘098 patent. AstraZeneca Canada is the licensee pursuant to a Collaboration Agreement, and the ‘098 patent is listed in respect of AstraZeneca Canada’s VIMOVO products. A Notice of Allegation in Canada is similar to a Paragraph IV Notice Letter in the United States, and in response, we and AstraZeneca Canada as the patentee commenced a proceeding in the Federal Court of Canada in relation to the ‘098 patent on March 5, 2015. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017.  The current schedule as approved by the Court provides for the service of affidavit evidence of AstraZeneca Canada and POZEN by September 11, 2015 and affidavit evidence of Mylan Canada by January, 8, 2016. The parties are to complete cross-examinations on the affidavit evidence by April 29, 2016. The Written Records for the hearing are to be served by AstraZeneca and us by July 4, 2016 and by Mylan Canada by September 2, 2016. A three day hearing of the matter has been scheduled beginning on November 21, 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the ‘098 patent because none of Mylan Canada’s allegations in respect of the ‘098 patent are justified; the proceeding will not finally decide ‘098 patent validity or infringement. The ‘098 patent expires on May 31, 2022.

On April 24, 2015, we and Horizon received a third Paragraph IV Notice Letter from Dr. Reddy’s informing us that it had amended its Paragraph IV certifications made with respect to its second ANDA with the FDA seeking regulatory approval to market a generic version of VIMOVO.  Dr. Reddy’s amended certifications relate to the ‘285 patent, the ‘636 patent and the ‘996 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022. Dr. Reddy’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  As explained above, we and Horizon have filed patent infringement lawsuits against Dr. Reddy’s in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘285, ‘636, and ‘996 patents.

Index
On June 1, 2015, we and Horizon received a second Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of the 500 mg strength of VIMOVO.  Actavis’s amended certifications relate to the ‘636, the ‘996 patents and the ‘621 patent which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.  As explained above, we and Horizon have filed patent infringement lawsuits against Actavis in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘636 and ‘996 patents.

On July 17, 2015, we and Horizon received a second Paragraph IV Notice Letter from Lupin informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of VIMOVO.  Lupin’s amended certifications relate to the ‘636 and ‘996 patents which are each assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire in 2022 or 2031. Lupin’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.   As explained above, we and Horizon have filed patent infringement lawsuits against Lupin in the U.S. District Court of New Jersey alleging that its ANDA products infringe the ‘636 and ‘996 patents.

On October 12, 2015, we and Horizon received a third Paragraph IV Notice Letter from Actavis informing us that it had amended its Paragraph IV certifications made in its ANDA seeking regulatory approval to market a generic version of the 375 mg strength of  VIMOVO.  Actavis’ amended certifications relate to the ‘907, ‘285, ‘636, ‘996 and ‘621 patents, which are all assigned to the Company. The patents are listed with respect to VIMOVO in the Orange Book and expire between 2022 and 2031. Actavis’s Paragraph IV Notice Letter asserts that its generic product will not infringe the listed patents or that the listed patents are invalid or unenforceable.

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against Dr. Reddy’s, Lupin, Mylan and Watson relating to a generic version of VIMOVO. We will have to incur expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention and resources and an increase in professional fees.

Item 1A.	Risk Factors

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Additional risk factors relating to the Merger are described in the Form S-4 filed by Aralez Pharmaceuticals Limited with the SEC on July 20, 2015, as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and as amended by Amendment No. 2 to the Form S-4 filed on October 30, 2015.

Risks Related to Our Business

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Product revenue for products which we license out is dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of AstraZeneca and Horizon relating to VIMOVO.

We have incurred significant losses since our inception. As of September 30, 2015, we had an accumulated deficit of approximately $121.4 million. Our ability to receive product revenue from the sale of products is dependent on a number of factors, principally the development, regulatory approval and successful commercialization of our product candidates. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter principally as a result of increases and decreases in our development efforts and the timing and amount of payments that we may receive from others. We expect to continue to incur significant operating losses associated with our research and development efforts and do not know the amount or timing of product revenue we will receive as a result of sales of VIMOVO by AstraZeneca and Horizon or our other product candidates, including PA. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed.

Index
Our primary current source of revenue is the royalty payments that we may receive pursuant to our collaboration agreement with AstraZeneca. We have received all regulatory milestone payments under our collaboration agreement with AstraZeneca. On May 3, 2013, AstraZeneca informed us that, after a strategic business review, it had decided to cease promotion and sampling of VIMOVO by the end of the third quarter of 2013 in certain countries, including the U.S. and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. We understand that AstraZeneca will instead now focus on those countries where the product has shown growth and which AstraZeneca believes have the greatest potential for future growth. On November 18, 2013, AstraZeneca and Horizon entered into certain agreements in connection with AstraZeneca’s divestiture of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon. As a result, royalty revenues for sales of VIMOVO in the United States will be received from Horizon. On July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions. We actually saw a 26% drop in VIMOVO prescriptions in the first quarter of 2015 but have seen growth in the past two quarters such that VIMOVO prescriptions now exceed the total in Q4 2014.  There continue to be concerns in the press and in government about the high cost of drugs and the large price increases that have been taken by certain companies so more actions may be taken in the future.

We depend heavily on the success of our product candidates, which may never be approved for commercial use. If we are unable to develop, gain approval of or commercialize those product candidates, we will never receive revenues from the sale of our product candidates.

We anticipate that for the foreseeable future our ability to achieve profitability will be dependent on the successful commercialization of VIMOVO and, if approved, sales of our PA product candidates. If we fail to gain timely approval to commercialize our products from the FDA and other foreign regulatory bodies, we will be unable to generate the revenue we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all of the indications for which we seek approval. For example, absent the availability of such a lower dose formulation in the market if PA32540 is approved, the FDA indicated that it may limit the indication for PA32540 to use in CABG with a treatment duration not to exceed one year. On April 25, 2014, we received a CRL products because of deficiencies noted during an inspection of a supplier of an active ingredient used in the manufacture of the PA products, which has delayed approval of our NDA. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL. Final agreement on the draft product labeling is also pending. There can be no assurance that our PA products will be approved by the FDA and, if so approved, for the expected indication.

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

Index
The process of drug development and regulatory approval for product candidates takes many years, during which time the FDA’s interpretations of the standards against which drugs are judged for approval may evolve or change. The FDA can also change its approval policies based upon changes in laws and regulations. In addition, the FDA can decide, based on its then current approval policies, any changes in those policies and its broad discretion in the approval process, to weigh the benefits and the risks of every drug candidate. As a result of any of the foregoing, the FDA may decide that the data we submit in support of an application for approval of a drug candidate are insufficient for approval. For example, in October 2008, the FDA has informed us that it was conducting an internal review of the acceptability of using endoscopic gastric ulcers as a primary endpoint in clinical trials. Reduction of endoscopic gastric ulcers was the primary endpoint in our Phase 3 trials for VIMOVO (formerly referred to as PN 400) and the primary endpoint in our Phase 3 trials for PA32540. In late January 2009, the FDA informed us that it had completed its internal discussions and that there was no change to previous agreements that gastric ulcer incidence was an acceptable primary endpoint for our clinical programs. The FDA decided to obtain further advice on this issue and held an Advisory Board meeting on November 4, 2010 to discuss the adequacy of endoscopically documented gastric ulcers as an outcome measure to evaluate drugs intended to prevent gastrointestinal complications of non-steroidal anti-inflammatory drugs, including aspirin. The Advisory Board voted in favor (8-4) that endoscopically-documented gastric/duodenal ulcers are an adequate primary efficacy endpoint for evaluating products intended to prevent NSAID-associated UGI toxicity, which vote supports the clinical design of the pivotal Phase 3 trials conducted for VIMOVO and PA32540. However, there can be no assurance that FDA will accept the recommendation of the Advisory Board or will not decide to reassess the acceptability of this endpoint in the future.

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

There is also the risk that we and the FDA may interpret guidance differently. The FDA made several changes to the omeprazole label that relate, in part, to the agency’s concern regarding certain reported adverse events in patients taking long term PPI such as omeprazole. For example, with VIMOVO, in Dosage and Administration, the label states to use the lowest effective dose for the shortest duration consistent with individual patient treatment goals. There is a risk that further omeprazole safety issue may arise in the future that could impact FDA’s benefit/risk assessment of the dose or duration of PPI in subjects requiring long-term PPI use.

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

Index
The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertisement, promotion, sale and distribution of pharmaceutical products in the U.S. In order to market our products abroad, we must comply with extensive regulation by foreign governments. If we are unable to obtain and maintain FDA and foreign government approvals for our product candidates, we, alone or through our collaborators, will not be permitted to sell them. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing that product candidate. Except for Treximet, which was approved for commercial sale in the U.S. on April 15, 2008, and VIMOVO, which was approved for commercial sale in the U.S. on April 30, 2010 and has been approved in a number of additional countries in the rest of the world, none of our other product candidates are approved for sale in the U.S. or any foreign market and they may never be approved. For example, we received two approvable letters relating to our NDA for Treximet which communicated the FDA’s concerns that delayed marketing approval. An approvable letter, now called a Complete Response Letter, or CRL, is an official notification from the FDA that contains conditions that must be satisfied prior to obtaining final U.S. marketing approval. In June 2006, we received the first approvable letter in which the FDA requested additional safety information on Treximet, and in August 2007, we received a second approvable letter in which the FDA requested that we address their concern about the potential implications from one preclinical in vitro chromosomal aberration study in which a signal for genotoxicity was seen for the combination of naproxen sodium and sumatriptan. We have also previously received not-approvable letters from the FDA relating to our NDAs for MT 100 and MT 300. On April 25, 2014, we received a CRL advising that the review of our NDA is completed and questions remain that preclude the approval of the NDA for our PA32540 and PA8140 product candidates. Specifically, an inspection of the manufacturing facility of an active ingredient supplier of ours concluded with certain inspection deficiencies. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA.

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

We and our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product candidates, and are subject to additional FDA inspection. On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 product candidates. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL.

Index
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

We, AstraZeneca and Horizon are also engaged in Paragraph IV litigation with several generic pharmaceutical companies with respect to patents listed in the Orange Book with respect to VIMOVO currently pending in the United States District Court for the District of New Jersey and in four IPRs brought by CFAD and three IPRs brought by Lupin.  A petition for IPR brought by Dr. Reddy’s was dismissed on October 9, 2015. We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent.  These proceedings are described beginning on page 14 of this Form 10-Q under the heading “Contingencies.”

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

We need to maintain current agreements with third parties marketing our products. We intend to commercialize our future drug products but lack expertise in doing so.

If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical services companies to provide those capabilities as required, we may not be able to successfully commercialize our products. To the extent that we enter into marketing and sales agreements with third parties, such as our agreement with Horizon to sell VIMOVO in the United States and AstraZeneca to sell VIMOVO outside the United States, our revenues, if any, will be affected by the sales and marketing efforts of those third parties. If our licensed products do not perform well in the marketplace our royalty revenue will impacted and our business could be materially harmed. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. We have been notified that Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions. We actually saw a 26% drop in VIMOVO prescriptions in the first quarter of 2015 but have seen growth in the past two quarters such that VIMOVO prescriptions now exceed the total in Q4 2014. There continue to be concerns in the press and in government about the high cost of drugs and the large price increases that have been taken by certain companies so more actions may be taken in the future.

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

We do not have, and have no plans to develop, the internal capability to manufacture either clinical trial or commercial quantities of products that we may develop or have under development. We rely upon third-party manufacturers and our partners to supply us with our product candidates. We also need supply contracts to sell our products commercially. On December 19, 2011, we entered into a Supply Agreement and a related Capital Agreement with Patheon pursuant to which Patheon has agreed to manufacture, and we have agreed to purchase, a specified percentage of the Company’s requirements of PA32540 for sale in the United States. The Supply Agreement and Capital Agreement were amended on July 10, 2013 to, among other things, expressly incorporate the Company’s PA8140 product candidate into the Supply Agreement and to replace the schedule of the Capital Agreement which lists dedicated and non-dedicated capital equipment and facility modifications to be funded in whole or in part by the Company, with a new updated schedule reflecting the parties’ current assumptions regarding the need for and timing of capital equipment expenditures. We also rely on third parties to supply the active ingredients and other ingredients used in the manufacture of our products. Failure of such ingredient suppliers to comply with regulatory requirements can impact our ability to obtain approval of our products or our ability to supply the market with our products after approval. For example, On April 25, 2014, we announced that we had received a CRL from the FDA with respect to the NDA for our PA32540 and PA8140 products. In the CRL, the FDA noted that, during an inspection of the manufacturing facility of an active ingredient supplier, inspection deficiencies were found. Satisfactory resolution of deficiencies noted by the field investigator is required before the NDA may be approved. On May 9, 2014, our active ingredient supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response. On December 17, 2014, we received a second CRL from the FDA advising that the review of our NDA is completed and questions remain that preclude approval of the NDA in its current form. In this CRL, the FDA used identical wording to that of the first CRL. Satisfactory resolution of these deficiencies is required before this application may be approved or we must qualify an alternative supplier acceptable to the FDA. The active ingredient supplier has informed us that they received a warning letter relating to the Form 483 inspection deficiencies and have submitted a plan of corrective actions to address the matters raised in the warning letter to FDA. There were no clinical or safety deficiencies noted with respect to either PA32540 or PA8140 and no other deficiencies were noted in the CRL.

In addition, there is no guarantee that manufacturers and active ingredient suppliers that enter into commercial supply contracts with us will be financially viable entities going forward, or will not otherwise breach or terminate their agreements with us. If we do not have the necessary commercial supply contracts, or if Patheon is, or any of our future contract manufacturers or active ingredient suppliers are unable to satisfy our requirements or meet any regulatory requirements, and we are required to find alternative sources of supply, there may be additional costs and delays in product development and commercialization of our product candidates or we may be required to comply with additional regulatory requirements.

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

Index
We cannot know how much protection, if any, our patents will provide or whether our patent applications will issue as patents. The breadth of claims that will be allowed in patent applications cannot be predicted and neither the validity nor enforceability of claims in issued patents can be assured. If, for any reason, we are unable to obtain and enforce valid claims covering our products and technology, we may be unable to prevent competitors from using the same or similar technology or to prevent competitors from marketing identical products. For example, if we are unsuccessful in protecting our patents in the IPR proceedings or the litigation against Dr. Reddy’s, Lupin, Actavis, and Mylan or other companies who may file ANDAs for VIMOVO, such companies could market a generic version of the product prior to the expiration of our and AstraZeneca’s patents.

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

We may enter into litigation to defend ourselves against claims of infringement, assert claims that a third party is infringing one or more of our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ patent or proprietary rights. For example, we filed patent infringement lawsuits against Par, Alphapharm, Teva, Dr. Reddy’s and Sun in the federal court in the Eastern District of Texas in connection with their respective ANDA submissions to the FDA containing Paragraph IV certifications for approval to market sumatriptan 85 mg/naproxen sodium 500 mg tablets, a generic version of Treximet tablets, before the expiration of our patents. Further, we and AstraZeneca filed a patent infringement lawsuit against Dr. Reddy’s, Lupin, Actavis and Mylan in the federal court in the District of New Jersey in connection with their respective ANDA submissions to the FDA containing a Paragraph IV certification for approval to market a generic version of VIMOVO tablets, before the expiration of our and AstraZeneca’s patents. Dr. Reddy’s, and CFAD have also challenged the validity of certain patents covering VIMOVO in IPR proceedings before the PTAB.  We and AstraZeneca are also engaged in a proceeding in Canada with Mylan ULC which is seeking approval of its generic version of VIMOVO in Canada prior to the expiration of our Canadian patent. With respect to some of our product candidates, under certain circumstances, our development or commercialization collaborators have the first right to enforce our patents and would have exclusive control over such enforcement litigation. For example, under our collaboration agreements with GSK and AstraZeneca, GSK and AstraZeneca each has the first right to enforce our patents under their respective agreements. GSK advised us that it elected not to exercise its first right to bring an infringement suit against Par, Alphapharm, Teva, and Dr. Reddy’s, and Sun each of which submitted ANDAs to the FDA for approval to market a generic version of Treximet tablets, while AstraZeneca has exercised its first right to bring an infringement suit against Dr. Reddy’s Lupin, Actavis and Mylan, each of which submitted an ANDA to the FDA for approval to market a generic version of VIMOVO tablets and AstraZeneca Canada has exercised its first right to defend the proceeding in Canada against Mylan ULC. As part of Horizon’s purchase of all of AstraZeneca’s rights, title and interest to develop, commercialize and sell VIMOVO in the United States, Horizon has assumed AstraZeneca’s right to lead the above-described Paragraph IV litigation relating to VIMOVO. Horizon is also leading the defense in the IPR proceedings brought by Dr. Reddy’s, Lupin, and CFAD.

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

The commercial success of our product candidates depends upon the acceptance of these products in the marketplace. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of a product will not be known until after it is launched and a product may not generate the revenues that we anticipate. The degree of market acceptance will depend upon a number of factors, including:

•	the acceptance by physicians and third-party payors of VIMOVO and YOSPARALA, if and when approved, as an alternative to other therapies;
•	the receipt and timing of regulatory approvals;
•	the availability of third-party reimbursement;
•	the indications for which the product is approved;
•	the rate of adoption by healthcare providers;
•	the rate of product acceptance by target patient populations;
•	the price of the product relative to alternative therapies;
•	the availability of alternative therapies;
•	the extent and effectiveness of marketing efforts by our collaborators, and third-party distributors and agents;
•	the existence of adverse publicity regarding our products or similar products; and
•	the extent and severity of side effects as compared to alternative therapies.

If we or our commercialization partners do not receive adequate third-party reimbursements for our future products, our revenues and profitability will be reduced.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of a newly approved healthcare product. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance. For example, on July 28, 2014, Horizon announced that it had been verbally notified by CVS Caremark and Express Scripts, Inc. that VIMOVO would no longer be on their formularies and will be placed on their exclusion lists effective January 1, 2015. Horizon estimates that approximately 20-30% of VIMOVO prescriptions could be impacted by these decisions. We actually saw a 26% drop in VIMOVO prescriptions in the first quarter of 2015 but have seen growth in the past two quarters such that VIMOVO prescriptions now exceed the total in Q4 2014.  There continue to be concerns in the press and in government about the high cost of drugs and the large price increases that have been taken by certain companies so more actions may be taken in the future.

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

Index
Our operating expenses for the nine months ended September 30, 2015 totaled $38.8 million, including non-cash compensation expense of $5.7 million related to stock options and other stock-based awards. For fiscal years 2012 through 2014, our average annual operating expenses (including average non-cash deferred compensation of $2.9 million) were $24.6 million. As of September 30, 2015, we had an aggregate of $37.0 million in cash and cash equivalents. We expect that our operating expenses for 2015 and 2016 will exceed the net level of our operating expenses in 2014. We believe that we will have sufficient cash reserves and cash flow to maintain our planned level of business activities, until the expected cash infusion concurrent with the consummation of the Tribute transaction. However, our anticipated cash flow includes continued receipt of royalty revenue from Horizon and AstraZeneca’s sale of VIMOVO but does not include any additional milestone or royalty payments. In addition, our expenses might increase during that period beyond currently expected levels if we decide to, or any regulatory agency requires us to, conduct additional clinical trials, studies or investigations for any of our product candidates, including in connection with the agency’s consideration, or reconsideration, of our regulatory filings for our product candidates. We are planning to commercialize our PA product candidates in the United States without a commercial partner and our expenses will increase relative to prior years as we move from a development company which licenses its product candidates to other companies towards a fully integrated, specialty pharmaceutical company. If our projected revenues decrease, we may need to raise additional capital.

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

Index
Risks Related to the Proposed Transactions

The Merger Agreement is subject to conditions and could be terminated in accordance with its terms and the transactions contemplated thereby may not be completed.

The Merger Agreement contains a number of conditions that must be satisfied or waived to complete the transactions contemplated thereby. Those conditions include, among others: receipt of the POZEN stockholder approval (defined below), receipt of Tribute shareholder approval (defined below), court approval of the transactions under the Arrangement, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), if applicable, absence of any law or order preventing or prohibiting completion of the transactions contemplated under the Merger Agreement and no governmental authority instituting any proceeding seeking to enjoin or prohibit the completion of the transactions contemplated under the Merger Agreement, effectiveness of the registration statement of which the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, and as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015, is a part, approval of the Parent Shares to be issued in the transactions contemplated under the Merger Agreement for listing on NASDAQ and the Toronto Stock Exchange, the continued accuracy of the representations and warranties of both parties, subject to specified materiality standards, and the performance in all material respects by both parties of their covenants and agreements. If the transactions contemplated under the Merger Agreement are not completed by January 31, 2016, either POZEN or Tribute may choose not to proceed with the transactions and terminate the Merger Agreement. No assurance can be given that all of the conditions to the closing of the transactions contemplated under the Merger Agreement will be satisfied or, if they are, as to the timing of such satisfaction. In addition, POZEN or Tribute may elect to terminate the Merger Agreement in certain other circumstances, including, but not limited to, a tax termination event, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the completion of the Merger, before or after the POZEN stockholder approval or Tribute shareholder approval.

Obtaining required approvals necessary to satisfy the conditions to the completion of the transactions contemplated under the Merger Agreement may delay or prevent completion of such transactions.

The transactions contemplated under the Merger Agreement are subject to closing conditions, which include the expiration or termination of the waiting period under the HSR Act, if applicable, obtaining of the adoption of the Merger Agreement by affirmative vote or content of POZEN stockholders holding a majority of the POZEN common stock outstanding and entitled to vote (the “POZEN stockholder approval”) as well as obtaining the affirmative vote of at least 66 2/3% of the votes cast on the Agreement resolution by Tribute shareholders present in person or represented by proxy at the Tribute meeting of shareholders (“the Tribute shareholder approval”).

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

Index
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

Index
POZEN stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

POZEN stockholders currently have the right to vote in the election of the POZEN board of directors and on other matters affecting POZEN. Upon the completion of the Merger, each POZEN stockholder that receives Parent Shares will become a shareholder of Parent, with a percentage ownership of Parent that is smaller than such stockholder’s percentage ownership of POZEN. As of the date of the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, and as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015, the former stockholders of POZEN as a group will receive Parent Shares in the Merger constituting approximately 66% of the outstanding Parent Shares immediately after the transactions contemplated under the Merger Agreement. After giving effect to the transactions and the proposed Parent equity financing and debt financing, the former stockholders of POZEN as a group will hold Parent Shares constituting approximately 49% of the outstanding Parent Shares. Because of this, POZEN stockholders will have less influence on the management and policies of Parent than they now have on the management and policies of POZEN.

The relative ownership of Parent Shares by current POZEN stockholders and current Tribute shareholders referred to above is on an economic basis, and does not represent the analysis under Section 7874 of the Code, discussed throughout the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, and as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015,  as to whether, following the Merger, former stockholders of POZEN will own less than 80% (by both vote and value) of Parent Shares.

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

Index
The benefits described in the proxy statement/prospectus on Form S-4, as filed on July 20, 2015 by Parent, and as amended by Amendment No. 1 to the Form S-4 filed on August 19, 2015 and by Amendment No. 2 to the Form S-4 filed on October 30, 2015, are also subject to a variety of other factors, many of which are beyond POZEN’s and Tribute’s ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined company will do business, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies, including changes in interest rates, and tax law of the jurisdictions in which the combined company will do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

•	fluctuations in our operating results;

•	announcements of technological innovations, acquisitions or licensing of therapeutic products or product candidates by us or our competitors;

•	published reports by securities analysts;

•	positive or negative progress with our clinical trials or with regulatory approvals of our product candidates;

•	commercial success of VIMOVO and our other product candidates in the marketplace once approved;

•	our ability to successfully launch YOSPRALA, if and when approved;

•	governmental regulation, including reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	announcements by our collaborative partners regarding our products or product candidates;

•	developments in new or pending litigation;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

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

We have not sold shares of common stock in a public offering since our initial public offering in October 2000. Accordingly, we have a relatively small number of shares that are traded in the market. Approximately 9% of our outstanding shares are beneficially held by John Plachetka, our former Chairman, President and Chief Executive Officer. Additionally, we believe, based upon our review of public filings by certain stockholders and other publicly available information, an aggregate of approximately 19% of our outstanding shares are held by two other stockholders, with one stockholder beneficially owning greater than 10% of our outstanding shares. Any sales of substantial amounts of our common stock in the public market, including sales or distributions of shares by our large stockholders, or the perception that such sales or distributions might occur, could harm the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, our executive officers may sell shares pursuant to Rule 10b5-1 trading plans. Further, stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities, and will be the case if the Merger with Tribute is approved by our shareholders and the proposed equity and debt financing closes. We have filed with the SEC and are currently making amendments to a shelf registration statement on Form S-3, under which we may, upon effectiveness, offer up to and aggregate of 8,000,000 shares of our common stock for sale to the public in one or more public offerings. These shares will not be registered until this registration statement is declared effective by the SEC. The selling stockholder named in the prospectus for this registration statement may offer up to 500,000 shares of common stock, and we would not receive any of the proceeds from sales of those shares.

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

Provisions of our charter and bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares, and may also frustrate or prevent any attempt by stockholders to change the direction or management of POZEN. For example, these provisions:

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	provide for a classified board of directors with staggered three-year terms;

•	require supermajority stockholder approval to effect various amendments to our charter and bylaws;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 4.	Mine Safety Disclosure

Not Applicable.

Index
Item 6.

Exhibit Number	Description

10.1
Amended and Restated Facility Agreement, dated as of October 29, 2015, among Parent, the Borrower, POZEN, Tribute and the Lenders (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed October 30, 2015).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2015 among Parent and the Lenders (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed October 30, 2015).

10.3	Executive Employment Agreement between Pozen and James P. Tursi, M.D. dated September 11, 2015. *+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the POZEN Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (iv) Notes to the Financial Statements.

* Filed herewith.
+ Compensation Related Contract

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POZEN Inc.
(Registrant)

November 9, 2015	By:	/s/ ADRIAN ADAMS
Adrian Adams
Chief Executive Officer

November 9, 2015	By:	/s/ WILLIAM L. HODGES
William L. Hodges
Chief Financial Officer

November 9, 2015	By:	/s/ JOHN E. BARNHARDT
John E. Barnhardt
Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Facility Agreement, dated as of October 29, 2015, among Parent, the Borrower, POZEN, Tribute and the Lenders (filed as Exhibit 10.1 to Pozen’s Current Report on Form 8-K filed October 30, 2015).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2015 among Parent and the Lenders (filed as Exhibit 10.2 to Pozen’s Current Report on Form 8-K filed October 30, 2015).

10.3	Executive Employment Agreement between Pozen and James P. Tursi, M.D. dated September 11, 2015. *+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the POZEN Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (iv) Notes to the Financial Statements.

* Filed herewith.
+ Compensation Related Contract.